Form 10QSB
period 1997-06-30
MEDIA ENTERTAINMENT INC
filed 1997-09-10
CIK 1035398

Form 10-QSB

           SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

                          OR

[   ]   Transition Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934

        For the transition period from ______ to ______

              Commission File No. 333-26385


                 Media Entertainment, Inc.
           (Exact Name of Small Business Issuer
               as Specified in its Charter)

            NEVADA                       72-1346591
(State or Other Jurisdiction of        I.R.S. Employer
incorporation or organization)      Identification Number

   8748 Quarters Lake Road, Baton Rouge, Louisiana 70809
          (Address of Principal Executive Offices, including Zip Code)

                      (504) 922-7744
                (Issuer's telephone number,
                    including area code)

Indicate by check mark whether Registrant (1) has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that Registrant as
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:
Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Class                Outstanding as of 9-2-97
        -----                ------------------------
    Common Stock,                    6,170,000
  &.0001 par value

              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Media Entertainment, Inc.

                                                   Page

Consolidated Balance Sheets as of June
 30, 1997 (unaudited), and December 31,
 1996                                                3

Consolidated Statement of Operations for
 the Three Months Ended June 30, 1997 and
 1996 (unaudited), and the Six Months Ended
 June 30, 1997 and 1996 (unaudited)                  5

Consolidated Statement of Cash Flows Six
 Months Ended June 30, 1997 and 1996
 (unaudited)                                         6

Notes to Consolidated Financial Statements           8

        MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               (a development stage company)
                CONSOLIDATED BALANCE SHEET


                                     12/31/96            6/30/97
                                                       (unaudited)

ASSETS

CURRENT ASSETS
   Cash                              $  14,502          $  26,315
   Accounts receivable                     310                310
   Prepaid expenses                          0                  0

     Total current assets               14,812             26,625

PROPERTY AND EQUIPMENT,
   net of accumulated
   depreciation or $706
   and $1,058, respectively            196,214            199,149

INVESTMENT IN JOINT VENTURE                  0             13,100

INTANGIBLES
   Organization costs, net of
      accumulated amortization
      of $19 and $56,
      respectively                         550                513
   Licenses and rights to
      leases of licenses, net
      of accumulated amortization
      of $725 and $1,485,
      respectively                      22,024             26,265

       Total Intangibles                22,574             26,778

         Total assets                 $233,600           $265,652


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to stockholder         50,000             83,000
   Accounts payable                          0              6,188
   Accounts payable - affiliate         10,069             10,069
   Accrued interest                        820              2,540

     Total current liabilities          60,889            101,797

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par
      value, 100,000,000 shares
      authorized, 6,000,000 and
      6,170,000 shares issued
      and outstanding,
      respectively                         600                617
   Additional paid-in capital          198,508            623,491
   Deficit accumulated during
      the development stage            (24,237)          (240,643)
   Subscriptions receivable             (2,160)              (860)
   Deferred compensation                     0           (218,750)

     Total Stockholders' Equity        172,711            163,855

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $233,600           $265,652

        MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               (a development stage company)
           CONSOLIDATED STATEMENT OF OPERATIONS

                             Three Months                Six Months
                            Ended June 30,              Ended June 30,
                          1997          1996          1997          1996
                              (unaudited)                 (unaudited)

Revenue                 $  598        $1,245       $  822         $1,568

Expenses
   Depreciation and
     amortization          584           176        1,168            353
   Professional
      fees             114,325             0      188,506              0
   Rent                  4,036             0        7,862              0
   Salary                8,230             0       13,457              0
   Other                 5,197         1,245        6,235          1,568

  Total Expenses       132,372         1,421      217,228          1,921

      Net loss       $(131,774)        $(176)    (216,406)         $(353)

      Loss per
      common share      $(.021)       $(.000)      $(.035)        $(.000)

      Weighted
      average
      number of
      shares
      outstanding    6,170,000      2,157,239    6,137,778     2,157,239

         MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                (a development stage company)
             CONSOLIDATED STATEMENT OF CASH FLOWS

                             Six Months        Six Months
                               Ended              Ended
                              6/30/97            6/30/96
                            (unaudited)        (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss                  $(216,406)      $(        353)

   Adjustment to
    reconcile net loss
    to net cash used
    in operating
     activities
   Depreciation                    352                 353
   Amortization                    816                   0
   Recognition of
    services
    performed for
    stock                      156,250                   0
   Decrease (increase)
    in accounts payable             85                   0
   Increase in
    prepaids               (       910)                  0
   Increase in
    accounts payable
    and accruals                 6,188                   0

   Net cash used
    in operating
    activities               (  53,625)                  0

CASH FLOWS FROM
INVESTING ACTIVITIES
   Purchase of
    equipment                (     762)                  0
   Investment in
    joint venture            (  13,100)                  0
   Purchase of
    organization
    costs                    (       0)                  0
   Purchase of leases
    and rights to
    leases of licenses       (   5,000)                  0

   Net cash used in
    investing
    activities               (  18,862)                  0

CASH FLOWS FROM
FINANCING ACTIVITIES
   Increase in note
    payable to
    stockholder                 33,000                   0
   Issuance of common
    stock                       50,000                   0
   Decrease in
    subscriptions
    receivable                   1,300                   0

   Net cash provided
    by financing
    activities                  84,300                   0

   Net increase in
    cash                        11,813                   0

Cash, beginning of
 period                         14,502                   0

Cash, end of period             26,315                   0

Noncash investing and financing activities for the six months ended June 30, 1997 (unaudited), include 150,000 shares issued for consulting and legal services to be performed valued at $375,000.


                    MEDIA ENTERTAINMENT, INC.
                  (a development stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended June 30, 1997
                           (Unaudited)

Note 1.  Nature of Business, Organization
         and Basis of Presentation

The Company was incorporated in the State of Nevada on November 1, 1996, to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry.

Effective December 31, 1996, MEI acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995
(WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri, which has yet to be constructed. The acquisition of WEI and MCTV by the Company was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. Therefore, these financial statements include the operations of MEI and its predecessors from inception of WEI on December 28, 1995.

Management plans to raise capital by obtaining financing and, eventually, through public offerings. Management intends to commence the commercial exploitation of its proprietary Wireless Internet Access System with the proceeds from any borrowings or sales of its common stock, as well as to increase the broadcast signal of WEI's community television station, to start operation of MCTV's wireless cable channels in Poplar Bluff, Missouri and to provide working capital. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 1997 and 1996, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances are eliminated.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the SEC (file no. 333-26385). Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 1997 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.
Note 3.  Acquisitions

Effective December 31, 1996, the Company acquired WEI and
MCTV by issuing 2,157,239 shares of common stock in exchange for all the common stock of each company. The majority stockholder of the Company was also the sole stockholder of WEI and the majority stockholder of MCTV.
Therefore, the acquisitions have been accounted for at historical cost in a manner similar to a pooling of interests. The consolidated statement of operations includes the Company and its predecessors WEI and MCTV from inception of WEI.

Note 4.  Notes Payable to Stockholder

                                          June 30, 1997
                                           (Unaudited)
Notes payable to majority stockholder,
interest accrues at 8%, due on demand
and unsecured                                $83,000

Note 5.  Joint Venture

During the six months ended June 30, 1997, the Company incurred $13,100 in costs relating to the acquisition of the Joint Venture. As of June 30, 1997, the Joint Venture has had no operations.

Note 6.  Option Agreement - Web One

In January 1997, the Company entered into an agreement with Web One, Inc. forming Web One Wireless I.S.P. - Baton Rouge, J.V. (the Joint Venture). The Joint Venture was created to operate as a Wireless Internet Service Provider in Baton Rouge, Louisiana. The agreement gives the Company the option to buy all the outstanding capital stock of Web One, Inc. at any time on or before August 1, 1998. The option price is to be based on an appraisal of Web One, Inc.

Note 7.  Stock Issuances

During the six months ended June 30, 1997, the Company issued 150,000 shares of common stock to prepay legal services. In the agreement pursuant to which these shares were issued, the shares were valued at $.40 per share, or $60,000 in the aggregate. However, for financial reporting purposes, the shares have been valued at $2.50 per share, or $375,000 in the aggregate, to approximate the fair value of the shares on the date issued.

The Company also sold 20,000 shares of common stock for $50,000, and issued options to purchase another 40,000 shares for $100,000.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Background

The Company, incorporated on November 1, 1996, has not engaged in active business operations. One of the Company's subsidiaries, Winter Entertainment, Inc. (WEI), acquired effective December 31, 1996, has been engaged in television broadcast operations since January 1996, while the Company's other subsidiary, Missouri Cable TV Corp. (MCTV), also acquired effective December 31, 1996, has only recently begun to attempt to attract subscribers for its wireless cable system located in Poplar Bluff, Missouri. Since its inception and in addition to the acquisitions of WEI and MCTV, the Company has acquired wireless cable channels and community (low power) television channels from its founders and others, has entered into a joint venture (known as "Web One Wireless I.S.P. - Baton Rouge, J.V.") (the Joint Venture) which is to operate as a Wireless Internet Service Provider (ISP) and has begun to seek the capital necessary to carry out its plan of business. The Company's fiscal year ends December 31st. References to the "Company" include WEI, MCTV and the Joint Venture, unless the context indicates otherwise.

Because the Company, WEI and MCTV were combined in a reorganization of entities under common control, the presentation contained in the financial statements of the Company has been prepared in a manner similar to the pooling-of-interests method. In this regard, reference is made to Notes 1 and 3 of the Company's financial statements appearing elsewhere herein. The following discussion reflects such financial statement presentation.

Results of Operations

   Six Months Ended June 30, 1997, versus Six Months
    Ended June 30, 1996.

   Revenues from the Company's operations for the six months ended June 30, 1997 ("Interim 97"), were $822 (unaudited) compared to revenues of $1,68 (unaudited) for the six months ended June 30, 1996 ("Interim 96"). During both interim periods, all of the Company's revenues were generated by the Community Television Segment. The Company expects that, during the third quarter of 1997, the Wireless Internet Segment will begin to generate revenues from operations. However, there is no assurance in this regard. The Company's net loss of $216,406 is attributable in large part to the issuance of 150,000 shares pursuant to a consulting and legal services agreement, which shares have been valued for financial accounting purposes at $2.50 per share, or $375,000, in the aggregate. During Interim 97, $156,250 of such $375,000 was expensed. It is anticipated that $31,250 of such $375,000 in pre-paid expenses will be expensed by the Company each month, or $93,750 for each three month period, through January 1998. Reference is hereby made to
Note 7 of the Company's financial statements included elsewhere herein.

      Wireless Cable Segment. The Company has only recently begun to take preliminary steps to attract subscribers in one of its wireless cable markets, Poplar Bluff, Missouri. The Company expects that revenues will not exceed expenditures in its Wireless Cable Segment for the remainder of the year ended December 31, 1997 ("Fiscal 97"). During Interim 97, the Wireless Cable Segment generated no revenues, while incurring $3,368 (unaudited) in operating expenses. The Company's ability to attract customers, thereby generating revenues in this segment, and to expand its Wireless Cable Segment is wholly dependent upon its obtaining adequate capital. There is no assurance that any such capital will be available to the Company.

      Community Television Segment. Revenues from the operations of the Community Television Segment for Interim 97 were $822 (unaudited) compared to revenues of $2,108 (unaudited) for Interim 96. The Company expects that this segment's revenues will remain at Interim 97 levels for the remainder of Fiscal 97. The Company has received FCC authorization to increase the power of its currently operating station to its maximum legal limit. Should the Company be able to obtain necessary funds, of which there is no assurance, the Company intends to commit $20,000 to increase the power of such station, which would permit the Company's broadcast signal to reach approximately 120,000 additional households. It is expected that the commissions earned by K13VE from Video Catalog Channel sales originating from its broadcast area would increase proportionately to its increased number of households reached. There is no assurance that such will be the case.

      Wireless Internet Segment.  The Wireless Internet
Segment has yet to generate any revenues. In January 1997, the Company entered into a joint venture known as "Web One
Wireless I.S.P. - Baton Rouge, J.V." (the Joint Venture) with Web One, Inc. ("Web One"), whereby the Joint Venture will attempt to operate as a Wireless ISP in Baton Rouge, Louisiana. The Joint Venture expects to begin to solicit customers for its Wireless ISP service during September
1997. With respect to the business of the Joint Venture, the Company is dependent upon the efforts of Web One, which is the Managing Venturer of the Joint Venture. The Company has an option to acquire all of the outstanding capital stock of Web One at any time on or before August 1, 1998.
If the option to acquire Web One is exercised by the Company, the Company, at its sole option, may elect to utilize cash or shares of its Common Stock in payment for the stock of Web One. The value of the stock of Web One is to be established by an independent appraiser. Should the Company elect to utilize shares of its Common Stock with which to acquire the stock of Web One, the per share value of the Company's Common Stock shall be equal to the average closing bid price of the Common Stock for the ten trading days immediately prior to the closing of such acquisition, or, should no public market for the Common Stock exist, the per share value of the Common Stock shall be established by an independent appraiser. There is no assurance that the Joint Venture will be successful.

      The Company is just completing the development of its own proprietary Wireless Internet Access System in Baton Rouge, Louisiana. It is the Company's intention to establish a Wireless ISP in as many U.S. cities as is possible in as short a time as is possible. The Company believes that it wil require between $60,000 and $200,000 ($50,000 for equipment and the balance for marketing and other general expenses), depending upon the size of a particular city, to commence Wireless ISP operations in a particular city. These estimates are not based on a specific study or market research conducted by the Company, but are based, instead, on the business experience of the Company's management, as well as general and informal market surveys conducted by the Company and others. There is no assurance that such estimates will be accurate. Should funds be available, the Company intends to commence its Wireless ISP operations in Dallas, Texas, during the last quarter of 1997. There is no assurance that the Company will possess sufficient capital with which to develop the Dallas market.

Liquidity and Capital Resources

   June 30, 1997.

The Company remained in a substantially illiquid position throughout Interim 97. At June 30, 1997, the Company's working capital deficit was $75,172 (unaudited), compared to a working capital deficit of $46,077 (audited). This deterioration in the Company's working capital deficit is attributable to the fact that no material revenues were generated by Company operations, during Interim 97. During such period, one of the Company's officers, David M. Loflin, loaned to the Company a total of $33,000, which funds were used primarily for operating expenses of the Company and the purchase of equipment. Such loans are evidenced by promissory notes and bear interest at 8% per annum and are payable on demand. $5,000 of a prior loan by the same shareholder was repaid during Interim 97. Subsequent to Interim 97, Mr. Loflin loaned to the Company the sum of $13,500, which funds were used for operating expenses of the Company. Such loan is evidenced by a promissory note and bears interest at 8% per annum and is payable on demand. As of the date of this Prospectus, the Company owed Mr. Loflin a total of $96,500, plus accrued and unpaid interest of approximately $2,500. The Company does not currently possess funds necessary to repay the balance of such loan. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of the balance of such loan for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse effect of the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no adverse affect on the Company's financial condition.

   During Interim 97, the Company has issued shares of its Common Stock on two occasions. First, the Company entered into a Consulting and Legal Services Agreement (the "Newlan Agreement") with its legal counsel, Newlan & Newlan, Attorneys at Law. Under the Newlan Agreement, Newlan & Newlan agreed to provide legal services to the Company for a period of one year in consideration of the Company's undertaking to pay $3,500 in cash per month and the issuance to Newlan & Newlan of 150,000 shares of Company Common Stock in pre-payment of legal services agreed to be $60,000. However, for financial reporting purposes, these shares of Common Stock have been valued at $2.50 per share, or $375,000, in the aggregate. In this regard, reference is made to Note 6 of the financial statements of the Company included elsewhere herein. The Company believes it will be able to meet its obligations under the Newlan Agreement.

   Also, in March 1997, the Company sold 20,000 shares of its Common Stock to a single investor for $50,000 in cash. Such funds have been allocated to the Company's working capital account. Such investor, Michael Cohn, now a director of the Company, has committed to invest an additional $100,000 on the same terms during the second half of 1997. There is no assurance that such investment will be made.

   The Company is currently seeking a bank loan in the amount of $350,000 with which to commence operations in its Wireless Cable and Wireless Internet Segments. Such level of financing would permit the Company to operate for a period of at least one year. There is no assurance that a financing source will be located. Should such a financing source not be secured, the Company can be expected to remain in a substantially illiquid position.

   It is the Company's current intention to commence a public offering of its Common Stock, in the approximate amount of $1,000,000, and to file a registration statement relating thereto in the near future. The Company currently is investigating its options in this regard. As of the date of this Prospectus, the Company had not reached any agreement or understanding with an underwriter. Should the Company be successful in obtaining such level of funding through its proposed public offering, it would then possess funds with which to operate for a period of not less than one year. There is no assurance that the Company will realize any funds from such a public offering. A failure in this regard will cause the Company to remain in a substantially illiquid position and unable to begin to implement its plan of business.

      Wireless ISP Markets. In general, for the development of any of its proposed Wireless ISP markets, the Company will be required to purchase approximately $50,000 of equipment. Thereafter, the amount of marketing funds needed will vary from market to market, depending on the size of a particular market. It can be expected, however, that the initial marketing budget will range approximately from $10,000 to $150,000. There is no assurance that funding will be available to the Company at such times as it attempts to develop any one of its Wireless ISP markets.

      Baton Rouge, Lousiana. The Joint Venture is currently soliciting traditional dial-up Internet access customers, and will commence the marketing of its Wireless ISP services during September 1997. During August 1997, Joint Venture generated approximately $500 in revenues from fees charged to dial-up Internet access custormer. The Company is currently seeking approximately $10,000 so as to permit the Joint Venture to begin full-scale operations. Should such funds be available, management anticipates that the Joint Venture will begin to generate positive cash flow beginning in the fourth quarter of Fiscal 97. However, there is no assurance in this regard.

      Dallas, Texas. Should the Company be successful in securing additional capital, of which there is no assurance, the Company intends to commit not less than $100,000 to the establishment of its Wireless ISP in Dallas, Texas. The Company expects that it will be able to begin to market its Wireless ISP service in Dallas during the fourth quarter of 1997, should funds be available. The Company believes, after conducting an informal market study, that Dallas, among its other proposed Wireless ISP markets, offers the greatest opportunity for success, although there is no assurance in this regard.

   Cash Flows from Operating Activities. During Interim 97, the Company's operations used cash of $53,625 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $216,406 (unaudited), which offset a recognition of services performed for stock of $156,250 (unaudited). The Company intends to recognize $31,250 for services performed for stock each month during the remaining two quarters of Fiscal 97 and January 1998. The Company's use of cash in operations during Interim 96 is attributable primarily to the Company's net loss for such interim period. The Company's management does not expect that operations for all of Fiscal 97 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to commence its proposed Wireless Cable and Wireless Internet operations. Without any such funding, it can be expected that the Company will not be able to generate positive cash flow from operations.

   Cash Flows from Investing Activities. Investing activities of the Company during Interim 97 used $18,862 (unaudited), including $762 (unaudited) for the purchase of equipment, $13,100 (unaudited) as an investment in the Joint Venture and $5,000 (unaudited) for the purchase of licenses and rights to leases of licenses. In comparison, the Company had virtually no investing activities during Interim
96. The Company's management is unable to predict whether investing activities will provide cash during the remainder of Fiscal 97. This uncertainty is caused by the lack of a commitment by an underwriter relating to the proposed future public offering of Company Common Stock or other financing commitment. Absent any such funding, it is expected that investing activities will continue to use the Company's cash.

   Cash Flows from Financing Activities. Financing activities of the Company provided $84,300 (unaudited) in cash during Interim 97, compared to Interim 96 when financing activities provided no cash. $33,000 of such cash was the result of loans from a shareholder. The sale of 20,000 shares of Company Common Stock for a total of $50,000 in cash provided substantially all of the balance of cash from financing activities, during Interim 97. It is the Company's intention to sell shares of its Common Stock as the primary means of securing capital with which to implement its plan of business. Should the Company have success in this regard, cash provided by financing activities can be expected to be substantially higher. However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

   Non-Cash Investing Activities. During Interim 97, the Company's non-cash investing and financing activities included the issuance of 150,000 shares of Common Stock in consideration of consulting and legal services to be performed, which shares were valued, pursuant to arm's-length negotiations, at $60,000, in the aggregate. However, for financial reporting purposes, these shares of Common Stock have been valued $2.50 per share, or $375,000, in the aggregate. In this regard, reference is made to Note 7 of the financial statements of the Company included elsewhere herein.

Management's Plans Relating to Future Liquidity

It is management's opinion that the Company will be unable to improve its current liquidity position without an infusion of cash in an amount of not less than $200,000.
The Company's current operations will be unable, on their own, to alleviate the Company's current lack of liquidity. Management believes it will be able to mitigate the effects of its current financial condition in one or more of the following ways: (1) the Company intends to commence a public offering of its Common Stock, in the approximate amount of $1,000,000, in the near future; (2) the Company is currently seeking, and will continue in the future to seek, a bank loan in an amount of not less than $200,000; (3) the Company will attempt to locate one or more joint venture partners with whom the Company would develop one or more of its proposed Wireless ISP markets; or (4) the Company will pursue and other means of financing its plan of business that may become available. NO PREDICTION CAN BE MADE AS TO THE LIKELIHOOD THAT THE COMPANY WILL BE SUCCESSFUL IN OBTAINING NEEDED FINANCING. However, management believes that it will be successful in obtaining needed funding in the near term. This belief is based on management's business experience and preliminary reaction from its potential Wireless ISP customers in Baton Rouge, Louisiana. Should one of the described financing transactions be consummated, of which there is no assurance, the Company's management believes that the operations that are commenced with the obtained funds will be able to generate sufficient cash flow to sustain the Company's activities during the twelve months to end June 30, 1998. There is no assurance that such will be the case.

Capital Expenditures

During the remainder of Fiscal 97, the Company expects to apply substantially all of its available capital to the construction of one or more of its Wireless ISP markets (an average of approximately $175,000 per system), one or more of its wireless cable systems (approximately $200,000 per system) and one or more of its community television stations (approximately $50,000 per station). There is no assurance that any of the necessary capital for such proposed activities will be available.

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      None.

Item 2.  Changes in Securities.

      None.

Item 3.  Defaults upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote
         of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      None.

      (a)  Exhibits.

           None.

      (b)  Reports on From 8-K.

           No Current Report on Form 8-K was filed during the three months ended June 30, 1997, inasmuch as the Company was not subject to the periodic reporting requirements of the Securities
           Exchange Act of 1934, dring such period.

                         SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 8, 1997.

MEDIA ENTERTAINMENT, INC.

By: /s/ David M. Loflin
     David M. Loflin
     President and
     Principal Financial
     Officer