Form 10QSB
period 1997-09-30
MEDIA ENTERTAINMENT INC
filed 1997-11-18
CIK 1035398

Form 10-QSB

            SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

    [ X ]  Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                             OR

    [   ]  Transition Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934

    For the transition period from ________ to ________

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

                 Yes [  X  ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class                        Outstanding as of 11-14-97
-----                        --------------------------
Common Stock,
 $.0001 par value                     6,324,000

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   Media Entertainment, Inc.


Consolidated Balance Sheets as of September
 30, 1997 (unaudited), and December 31, 1996

Consolidated Statement of Operations for the Three Months Ended September 30, 1997 and 1996
 (unaudited), and the Six Months Ended September
 30, 1997 and 1996 (unaudited)

Consolidated Statement of Cash Flows Six Months
 Ended September 30, 1997 and 1996 (unaudited)

Notes to Consolidated Financial Statements

        MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               (a development stage company)
                CONSOLIDATED BALANCE SHEET


                                    12/31/96      9/30/97
                                                (unaudited)

ASSETS

CURRENT ASSETS
   Cash                             $  14,502    $ 37,001
   Accounts receivable                    310         310
   Prepaid expenses                         0           0

      Total current assets             14,812      37,311

PROPERTY AND EQUIPMENT,
   net of accumulated
    depreciation of $706
    and $1,587, respectively          196,214     198,620

INVESTMENT IN JOINT VENTURE                 0      13,100

INTANGIBLES
   Organization costs,
     net of accumulated
     amortization of $19
     and $84, respectively                550         485
   Licenses and rights to
     leases of licenses,
     net of accumulated
     amortization of $725
     and $2,227, respectively          22,024      25,523

                                       22,574      26,008

         Total assets                $233,600    $275,039

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to
    stockholder                        50,000      83,000
   Accounts payable                         0      14,477
   Accounts payable - affiliate        10,069      45,769
   Accrued interest                       820       5,950

      Total current liabilities        60,889     149,196

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par
     value, 100,000,000 shares
     authorized, 6,000,000 and
     6,240,000 shares issued and
     outstanding, respectively            600         624
   Additional paid-in capital         198,508     798,484
   Deficit accumulated during
     the development stage            (24,237)   (372,405)
   Subscriptions receivable            (2,160)       (860)
   Deferred compensation                    0    (300,000)

                                      172,711     125,843

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $233,600    $275,039

        MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               (a development stage company)
           CONSOLIDATED STATEMENT OF OPERATIONS

                         Three                    Six
                      Months Ended            Months Ended
                      September 30            September 30
                    1997       1996         1997       1996
                      (unaudited)              (unaudited)

Revenue            $  288     $1,180       $1,110    $2,748

Expenses
   Depreciation
    and amor-
    tization        1,299        264        2,467       528
   Professional
    fees          103,450          0      291,956         0
   Rent             4,410          0       12,272         0
   Salary          16,570          0       30,027         0
   Other            6,321      1,180       12,556     2,748

                  132,050      1,444      349,278     3,276

Net loss        $(131,762)    $( 264)   $(348,168)   $( 528)

Loss per
 common
 share            $(.021)    $(.000)      $(.057)    $(.000)

Weighted
 average
 number
 of shares
 outstanding    6,171,762   2,157,239   6,147,740  2,157,239

        MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               (a development stage company)
           CONSOLIDATED STATEMENT OF CASH FLOWS

                               Nine                Nine
                               Months              Months
                               Ended               Ended
                              9/30/97             9/30/96
                            (unaudited)         (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss                 $(348,168)            $( 528)

   Adjustment to
    reconcile net
    loss to net cash
    used in operating
    activities
      Depreciation                881                528
      Amortization              1,567                  0
      Recognition of
       services performed
       for stock              215,705                  0
      Decrease (increase)
       in accounts payable         85                  0
      Increase in prepaids      ( 910)                 0
      Increase in accounts
       payable and accruals    14,477                  0

         Net cash used
         in operating
         activities          (231,805)                 0

CASH FLOWS FROM
INVESTING ACTIVITIES
   Purchase of equipment        ( 762)                 0
   Investment in joint
    venture                   (13,100)                 0
   Purchase of organ-
    ization costs              (    0)                 0
   Purchase of leases
    and rights to
    leases of licenses        ( 5,000)                 0

         Net cash used
         in investing
         activities           (18,862)                 0

CASH FLOWS FROM
FINANCING ACTIVITIES
   Increase in note
    payable to
    stockholder                33,000                  0
   Issuance of common
    stock                      50,000                  0
   Increase in open
    account payable to
    stockholder                35,700                  0
   Decrease in sub-
    scriptions receivable       1,300                  0

         Net cash provided
         by financing
         activities           120,000                  0

            Net increase
            in cash            22,499                  0

Cash, beginning of period      14,502                  0

Cash, end of period            37,001                  0

Noncash investing and financing activities for the nine months ended September 30, 1997 (unaudited):

    - 150,000 shares issued for consulting and legal services to be performed valued at $375,000.
    - 10,000 shares issued for consulting services to be performed valued at $25,000.
    - 60,000 shares issued for business and communications consulting services valued at $150,000.

                MEDIA ENTERTAINMENT, INC.
              (a development stage company)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Nine Months Ended September 30, 1997
                       (Unaudited)

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

Management plans to raise capital by obtaining financing and, eventually, through public offerings. Management intends to commence the commercial exploitation of its proprietary Wireless Internet Access System with the initial proceeds from any borrowings or sales of its common stock, as well as to increase the broadcast signal of WEI's community television station, to start operation of MCTV's wireless cable channels in Poplar Bluff, Missouri, and to provide working capital. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations. However, there is no assurance that such will be the case.

Begiinning in October 1997, the Company's Board of Directors determined that the Company's business segment development priority would be: (1) Wireless Internet; (2) Community
Television; and (3) Wireless Cable.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 1997 and 1996, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries.
All material intercompany transactions and balances are eliminated.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the SEC (file no. 333-26385). Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 1997 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 3.  Acquisitions

Effective December 31, 1996, the Company acquired WEI and
MCTV by issuing 2,157,239 shares of common stock in exchange for all the common stock of each company. The majority shareholder of the Company was also the sole shareholder of WEI and the majority shareholder of MCTV.
Therefore, the acquisitions have been accounted for at historical cost in a manner similar to a pooling of interests. The consolidated statement of operations includes the Company and its predecessors WEI and MCTV from inception of WEI.

Note 4.  Notes Payable to Shareholder

                                        September 30, 1997
                                            (unaudited)
Notes payable to majority
stockholder, interest accrues
at 8%, due on demand and unsecured            $83,000

In addition, during the nine months ended September 30, 1997, the same stockholder advanced to the Company a total of $37,500 on open account, at 8% per annum, which is payable on demand.

Note 5.  Joint Venture

During the nine months ended September 30, 1997, the Company incurred $13,100 in costs relating to the acquisition of the Joint Venture. As of September 30, 1997, the Joint Venture has had no operations.

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

Note 7.  Stock Issuances

During the nine months ended September 30, 1997, the Company issued a total of 220,000 shares of common stock, as follows:

A. 20,000 shares of common stock were sold for $2.50 per share, or $50,000, in the aggregate, in cash, and an option to purchase another 40,000 shares for $100,000 was granted by the Company.

B. 150,000 shares were issued to prepay legal services. In the agreement pursuant to which these shares were issued, the shares were valued at $.40 per share, or $60,000 in the aggregate. However, for financial reporting purposes, the shares have been valued at $2.50 per share, or $375,000 in the aggregate, to approximate the fair value of the shares on the date issued.

C. 10,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $2.50 per share, or $25,000, in the aggregate.

D. 60,000 shares were issued to prepay business and communications consulting services, which shares were valued at $2.50 per share, or $150,000, in the aggregate.

Note 8.  Subsequent Events

Subsequent to September 30, 1997, the Company issued 40,000 shares of is common stock to a consultant to prepay financial public relations consulting services, which shares were valued at $3.00 per share, or $120,000, in the aggregate. Also under the agreement pursuant to which such 40,000 shares were issued, the Company may be required to issue, as a bonus to the consultant, up to an additional 80,000 shares of common stock, as follows:

At any time during the one-year period following the date of the agreement, should the closing bid price (as reported by the NASD's OTC Electronic Bulletin Board [OTCEBB]) of the
Company's Common Stock be

A. in excess of $3.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

B. in excess of $4.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

C. in excess of $5.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

D. in excess of $6.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

E. in excess of $7.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

F. in excess of $8.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

G. in excess of $9.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares;

H. in excess of $10.00 per share for 10 consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

Also subsequent to September 30, 1997, the Company granted to a consultant, pursuant to a consulting agreement, an option to purchase up to 300,000 shares of Company common stock, as follows:

A. 100,000 shares may be purchased by the consultant at a price of $3.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on January 31, 1998.

B. 100,000 shares may be purchased by the consultant at a price of $4.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on June 30, 1998.

C. 100,000 shares may be purchased by the consultant at a price of $5.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on November 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Background

The Company, incorporated on November 1, 1996, has not engaged in active business operations. One of the Company's subsidiaries, Winter Entertainment, Inc. (WEI), acquired effective December 31, 1996, has been engaged in television broadcast operations since January 1996, while the Company's other subsidiary, Missouri Cable TV Corp. (MCTV), also acquired effective December 31, 1996, has only recently begun to attempt to attract subscribers for its wireless cable system located in Poplar Bluff, Missouri. Since its inception and in addition to the acquisitions of WEI and MCTV, the Company has acquired wireless cable channels and community (low power) television channels from its founders and others, has entered into a joint venture (known as "Web One Wireless I.S.P. - Baton Rouge, J.V.") (the Joint Venture) which is to operate as a Wireless Internet Service Provider (ISP) and has begun to seek the capital necessary to carry out its plan of business. In October 1997, the Company's Board of Directors determined to alter the Company's business segment development priorities from: (1) wireless cable television markets, beginning with the Poplar Bluff and Lebanon, Missouri, markets; (2) community (low power) television stations, beginning with the Baton Rouge, Louisiana, market; and (3) wireless internet Baton Rouge, Lousiana, and Dallas, Texas, markets; and changed the Company's development priority to: (1) wireless internet markets, (2) community (low power) television markets and
(3) wireless cable television markets. The change in development priority is a result of the unexpectedly rapid completion of a market-ready version of the Company's Wireless Internet Access System. The Company's fiscal year ends December 31st. References to the "Company" include WEI, MCTV and the Joint Venture, unless the context indicates otherwise.

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

Results of Operations

  Nine Months Ended September 30, 1997, versus Nine Months
  Ended September 30, 1996.

  Revenues from the Company's operations for the nine months ended September 30, 1997 ("Interim 97"), were $1,110 (unaudited) compared to revenues of $2,748 (unaudited) for the nine months ended June 30, 1996 ("Interim 96"). During both interim periods, all of the Company's revenues were generated by the Community Television Segment. The Company expects that, during the fourth quarter of 1997, the Wireless Internet Segment will begin to generate revenues from operations. However, there is no assurance in this regard. The Company's net loss of $348,168 is attributable in large part to the issuance of 150,00 shares pursuant to a consulting and legal services agreement, which shares have been valued for financial accounting purposes at $2.50 per share, or $375,000, in the aggregate. During Interim 97, $250,000 of such $375,000 was expensed. It is anticipated that $31,250 of such $375,000 in pre-paid expenses will be expensed by the Company each month, or $93,750 for each three month period, through January 1998. Reference is hereby made to Note 7 of the Company's financial statements included elsewhere herein.

  Wireless Cable Segment. The Company has only recently begun to take preliminary steps to attract subscribers in one of its wireless cable markets, Poplar Bluff, Missouri.
The Company expects that revenues, if any, will not exceed expenditures in its Wireless Cable Segment through June
1998. During Interim 97, the Wireless Cable Segment generated no revenues, while incurring only immaterial operating expenses. The Company's ability to attract customers, thereby generating revenues in this segment, and to expand its Wireless Cable Segment is wholly dependent upon its obtaining adequate capital. There is no assurance that any such capital will be available to the Company.

  Community Television Segment. Revenues from the operations of the Community Television Segment for Interim 97 were $1,110 (unaudited) compared to revenues of $2,748 (unaudited) for Interim 96. The Company expects that this segment's revenues will remain at Interim 97 levels for the remainder of Fiscal 97 and the first half of 1998. The Company has received FCC authorization to increase the power of its currently operating station to its maximum legal limit. Should the Company be able to obtain necessary funds, of which there is no assurance, the Company intends to commit $20,000 to increase the power of such station, which would permit the Company's broadcast signal to reach approximately 120,000 additional households. It is expected that the commissions earned by K13VE from Video Catalog Channel sales originating from its broadcast area would increase proportionately to its increased number of households reached. There is no assurance that such will be the case.

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

  The Company has completed the development of its own proprietary Wireless Internet Access System. It is the Company's intention to establish a Wireless ISP in as many U.S. cities as is possible in as short a time as is possible. The Company believes that it wil require between $60,000 and $200,000 ($50,000 for equipment and the balance for marketing and other general expenses), depending upon the size of a particular city, to commence Wireless ISP operations in a particular city. These estimates are not based on a specific study or market research conducted by the Company, but are based, instead, on the business experience of the Company's management, as well as general and informal market surveys conducted by the Company and others. There is no assurance that such estimates will be accurate. Should funds be available, the Company intends to commence its Wireless ISP operations in Dallas, Texas, during the first quarter of 1998. There is no assurance that the Company will possess sufficient capital with which to develop the Dallas market.

Liquidity and Capital Resources

  September 30, 1997.

  The Company remained in a substantially illiquid position throughout Interim 97. At September 30, 1997, the Company's working capital deficit was $111,885 (unaudited), compared to a working capital deficit at December 31, 1996, of $46,077 (audited). This deterioration in the Company's working capital deficit is attributable to the fact that no material revenues were generated by Company operations, during Interim 97. During such period, one of the Company's officers, David M. Loflin, loaned to the Company a total of $46,500, which funds were used primarily for operating expenses of the Company and the purchase of equipment. Such loans are evidenced by promissory notes and bear interest at 8% per annum and are payable on demand. $5,000 of a prior loan by the same shareholder was repaid during Interim 97. In addtion, during the nine months ended September 30, 1997, the same shareholder advanced to the Company a total of $37,500 on open account, at 8% per annum, which is payable on demand. As of the date of this Quarterly Report on Form 10-QSB, the Company owed Mr. Loflin a total of $118,700, plus accrued and unpaid interest of approximately $5,950. The Company does not currently possess funds necessary to repay such loans. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of the loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse effect of the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no adverse affect on the Company's financial condition.

  During Interim 97, the Company issued shares of its Common
Stock on four occasions:

     A. In March 1997, the Company sold 20,000 shares of its Common Stock to a single investor for $50,000 in cash. Such funds have been allocated to the Company's working capital account. Such investor, Michael Cohn, now a director of the Company, has committed to invest an additional $100,000 on the same terms during the second half of 1997. There is no assurance that such investment will be made.

     B. In February 1997, the Company entered into a consulting and legal services agreement with its legal counsel. Under such agreement, counsel agreed to provide legal services to the Company for a period of one year in consideration of the Company's undertaking to pay $3,500 in cash per month and the issuance to counsel of 150,000 shares of Company Common Stock in pre-payment of legal services agreed to be $60,000. However, for financial reporting purposes, these shares of Common Stock have been valued at $2.50 per share, or $375,000, in the aggregate. In this regard, reference is made to Note 6 of the financial statements of the Company included elsewhere herein. The Company has been unable to meet its obligations under such agreement; as of the date of this Quarterly Report on Form 10-QSB, the Company owed counsel a total of $14,000 under such agreement.

     C. In September 1997, the Company entered into a consulting agreement with a consultant. Under such agreement, the consultant agreed to provide consulting services relating to financial public relations for a period of six months in consideration of the Company's issuing 10,000 shares of Common Stock to the consultant. These shares were valued at $2.50 per share, or $25,000, in the aggregate.

     D. Also in September 1997, the Company entered into a business and communications consulting services agreement with a consultant. Under such agreement, the consultant agreed to provide consulting services relating to business and communications matters, including communications laws compliance, in consideration of the Company's issuing 60,000 shares to the consultant. These shares were valued at $2.50 per share, or $150,000, in the aggregate.

  Subsequent to Interim 97, the Company issued 40,000 shares of its Common Stock to a consultant to pre-pay consulting services relating to financial public relations, which shares were valued at $3.00 per share, or $120,000, in the aggregate. The financial consulting services agreement under which such 40,000 shares were issued provides that up to an additional 80,000 shares may be issued to the consultant, as follows:

  At any time during the one-year period following the date of the agreement, should the closing bid price (as reported by the NASD's OTC Electronic Bulletin Board [OTCEBB]) of the
Company's Common Stock be:

     A. in excess of $3.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     B. in excess of $4.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     C. in excess of $5.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     D. in excess of $6.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     E. in excess of $7.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     F. in excess of $8.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     G. in excess of $9.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     H. in excess of $10.00 per share for 10 consecutive trading days, the Company shall issue to the consultant
10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

  Also subsequent to Interim 97, the Company issued to a consultant, pursuant to a consulting agreement, an option to purchase up to 300,000 shares of Company Common Stock, as follows:

     A. 100,000 shares may be purchased by the consultant at a price of $3.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on January 31, 1998.

     B. 100,000 shares may be purchased by the consultant at a price of $4.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on June
30, 1998.

     C. 100,000 shares may be purchased by the consultant at a price of $5.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on November 30, 1998.

  There is no assurance that any of such options will be exercised.

  In addition, the Company is currently seeking a bank loan in the amount of $350,000 with which to commence operations in its Wireless Internet and Community Television Segments. Such level of financing would permit the Company to operate for a period of at least one year. There is no assurance that a financing source will be located. Should such a financing source not be secured, the Company can be expected to remain in a substantially illiquid position.

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


     Unidentified Western U.S. Wireless ISP. Should the Company obtain $100,000 in capital, the Company intends to establish a Wireless ISP in a medium-size city located in the Western U.S., a city featuring flat terrain and few large trees. These topographical features will allow the Company to minimize operating costs in such city. As of the date hereof, the Company had not made any commitment to launch a Wireless ISP operation in any such city, although the Company intends to commence Wireless ISP operations in such a city as soon as funds become available, of which there is no assurance. Without additional capital, the Company will be unable to establish such a Wireless ISP.

     Baton Rouge, Lousiana. The Joint Venture has not commenced full-scale operations. The Company is currently seeking approximately $10,000 so as to permit the Joint
Venture to begin operations. Should such funds be available, management anticipates that the Joint Venture will begin to generate positive cash flow beginning in the first quarter of 1998. However, there is no assurance in this regard.

     Dallas, Texas. Should the Company be successful in securing additional capital, of which there is no assurance, the Company intends to commit not less than $100,000 to the establishment of its Wireless ISP in Dallas, Texas. The Company expects that it will be able to begin to market its Wireless ISP service in Dallas during the first half of 1998, should funds be available. The Company believes, after conducting an informal market study, that Dallas, among its other proposed Wireless ISP markets, offers the greatest opportunity for success, although there is no assurance in this regard.

     Cash Flows from Operating Activities.

     During Interim 97, the Company's operations used cash of $231,8805 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $215,705 (unaudited), which offset a recognition of services performed for stock. The Company intends to recognize $31,250 for services performed for stock each month during the remaining quarter of Fiscal 97 and January 1998. The Company's use of cash in operations during Interim 96 is attributable primarily to the Company's net loss for such interim period. The Company's management does not expect that operations for all of Fiscal 97 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to commence its proposed Wireless Internet and Community Television operations. Without any such funding, it can be expected that the Company will not be able to generate positive cash flow from operations.

     Cash Flows from Investing Activities.

     Investing activities of the Company during Interim 97 used $18,862 (unaudited), including $762 (unaudited) for the purchase of equipment, $13,100 (unaudited) as an investment in the Joint Venture and $5,000 (unaudited) for the purchase of licenses and rights to leases of licenses. In comparison, the Company had no investing activities during Interim 96. The Company's management is unable to predict whether investing activities will provide cash during the remainder of Fiscal 97. This uncertainty is caused by the lack of a commitment by an underwriter relating to the proposed future public offering of Company Common Stock or other financing commitment. Absent any such funding, it is expected that investing activities will continue to use the Company's cash.

     Cash Flows from Financing Activities.

     Financing activities of the Company provided $120,000
(unaudited) in cash during Interim 97, compared to Interim
96 when financing activities provided no cash. $33,000 of such cash was the result of loans from a shareholder, as well as advances to the Company by the same shareholder on open account in a total of $35,700. The sale of 20,000 shares of Company Common Stock for a total of $50,000 in cash provided substantially all of the balance of cash from financing activities, during Interim 97. It is the Company's intention to sell shares of its Common Stock as the primary means of securing capital with which to implement its plan of business. Should the Company have success in this regard, cash provided by financing activities can be expected to be substantially higher.
However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

     Non-Cash Investing Activities.

     During Interim 97, the Company's non-cash investing and financing activities included the following: (A) the issuance of 150,000 shares of Common Stock in consideration of consulting and legal services to be performed, which shares were valued, pursuant to arm's-length negotiations, at $60,000, in the aggregate. However, for financial reporting purposes, these shares of Common Stock have been valued $2.50 per share, or $375,000, in the aggregate. In this regard, reference is made to Note 7 of the financial statements of the Company included elsewhere herein; (B) the issuance of 10,000 shares of Common Stock in consideration of consulting services to be performed, which shares were valued at $2.50 per share, or $25,000, in the aggregate; and
(C) the issuance of 60,000 shares of Common Stock in consideration of business and communications consulting services to be performed, which shares were valued at $2.50 per share, or $150,000, in the aggregate.

     Subsequent to Interim 97, the Company issued 40,000 shares of its Common Stock to a consultant to pre-pay consulting services relating to financial public relations, which shares were valued at $3.00 per share, or $120,000, in the aggregate. The financial consulting services agreement under which such 40,000 shares were issued provides that up to an additional 80,000 shares may be issued to the consultant, as follows:

     At any time during the one-year period following the date of the agreement, should the closing bid price (as reported by the NASD's OTC Electronic Bulletin Board
[OTCEBB]) of the Company's Common Stock be:

          A.  in excess of $3.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          B.  in excess of $4.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          C.  in excess of $5.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          D.  in excess of $6.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          E.  in excess of $7.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          F.  in excess of $8.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          G.  in excess of $9.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

          H.  in excess of $10.00 per share for 10
consecutive trading days, the Company shall issue to the consultant 10,000 shares of Common Stock, which shares shall be valued at the average bid price (as reported by the NASD's OTCEBB) of the Company's Common Stock for the 15 trading days immediately preceding the date of issuance of such shares.

     Also subsequent to Interim 97, the Company issued to a consultant, pursuant to a consulting agreement, an option to purchase up to 300,000 shares of Company Common Stock, as follows:

          A.  100,000 shares may be purchased by the
consultant at a price of $3.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on January 31, 1998.

          B.  100,000 shares may be purchased by the
consultant at a price of $4.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on June 30, 1998.

          C.  100,000 shares may be purchased by the
consultant at a price of $5.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on November 30, 1998.

Management's Plans Relating to Future Liquidity

It is management's opinion that the Company will be unable to improve its current liquidity position without an infusion of cash in an amount of not less than $200,000.
The Company's current operations will be unable, on their own, to alleviate the Company's current lack of liquidity. Management believes it will be able to mitigate the effects of its current financial condition in one or more of the following ways: (1) the Company could receive up to $1,200,000 upon the exercise of currently outstanding options to purchase shares of Company Common Stock, although there is no assurance that any of such options will be exercised; (2) the Company intends to commence a public offering of its Common Stock, in the approximate amount of $1,000,000, in the near future; (3) the Company is currently seeking, and will continue in the future to seek, a bank loan in an amount of not less than $200,000; (4) the Company will attempt to locate one or more joint venture partners with whom the Company would develop one or more of its proposed Wireless ISP markets; or (5) the Company will pursue and other means of financing its plan of business that may become available. NO PREDICTION CAN BE MADE AS TO THE LIKELIHOOD THAT THE COMPANY WILL BE SUCCESSFUL IN OBTAINING NEEDED FINANCING. However, management believes that it will be successful in obtaining needed funding in the near term. This belief is based on management's business experience and preliminary reaction from its potential Wireless ISP customers in Baton Rouge, Louisiana, and the reaction of persons who participate in various segments of the capital markets. Should one of the described financing transactions be consummated, of which there is no assurance, the Company's management believes that the operations that are commenced with the obtained funds will be able to generate sufficient cash flow to sustain the Company's activities during the twelve months to end June 30, 1998. There is no assurance that such will be the case.

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

               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     During the three months ended September 30, 1997, the Company issued unregistered securities on two occasions, as follows:

     1. (a) Securities Sold. On September 22, 1997, the Company sold 10,000 shares of its Common Stock.
         (b) Underwriters and Other Purchasers. Such shares were issued to Clarion Financial Services, Inc.
         (c) Consideration. Such shares were issued in payment of consulting services.
         (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
         (e)  Terms of Conversion or Exercise.  Not
applicable.

     2. (a) Securities Sold. On September 30, 1997, the Company sold 60,000 shares of its Common Stock.
         (b) Underwriters and Other Purchasers. Such shares were issued to The Humbolt Corporation.
         (c) Consideration. Such shares were issued in payment of consulting services.
         (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
         (e)  Terms of Conversion or Exercise.  Not
applicable.

     Subsequent to September 30, 1997, the Company issued unregistered securities on two occasions, as follows:

     1. (a) Securities Sold. On October 14, 1997, the Company issued options to purchase up to 300,000 shares of its Common Stock.
         (b) Underwriters and Other Purchasers. Such options were issued to Wall Street Marketing Group, Inc.
         (c) Consideration. Such options were issued in payment of consulting services.
         (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
         (e) Terms of Conversion or Exercise. (1) 100,000 shares may be purchased by the consultant at a price of $3.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on January 31, 1998;
(2) 100,000 shares may be purchased by the consultant at a price of $4.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on June 30, 1998; and (3) 100,000 shares may be purchased by the consultant at a price of $5.00 per share. The purchase rights with respect to such 100,000 shares are exercisable at any time, in whole or in part, prior to the close of business on November 30, 1998.
     2. (a) Securities Sold. On October 29, 1997, the Company sold 40,000 shares of its Common Stock.
         (b) Underwriters and Other Purchasers. Such shares were issued to Tre Vega.
         (c) Consideration. Such shares were issued in payment of consulting services.
         (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
         (e)  Terms of Conversion or Exercise.  Not
applicable.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a
          Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on From 8-K.

          No Current Report on Form 8-K was filed during the three months ended September 30, 1997. However, subsequent to September 30, 1997, on or about October 22, 1997, the Company filed a Current Report on Form 8-K. Such Current Report described the Company's change in business segment development priority.

                        SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 1997.

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
     David M. Loflin
     President and
     Principal Financial
     Officer