Form 10KSB
period 1997-12-31
MEDIA ENTERTAINMENT INC
filed 1998-05-22
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       Form 10-KSB

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Fiscal Year
       Ended December 31, 1997

[   ]  Transition Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition
       Period From ________ to ________

               Commission File No. 333-26385

                  Media Entertainment, Inc.
        (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             NEVADA                      75-2293489
(STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                   8748 Quarters Lake Road,
                 Baton Rouge, Louisiana 70809
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
                      INCLUDING ZIP CODE)

                        (504) 922-7744
                  (ISSUER'S TELEPHONE NUMBER,
                     INCLUDING AREA CODE)

Securities Registered under Section 12(b) of the Exchange
Act:

                                 Name of Exchange
Title of Each Class             on Which Registered
-------------------             -------------------
      None                             None

Securities Registered under Section 12(g) of the Exchange
Act:   None

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject of such filing requirements for the past 90
days.  Yes [     ]    No [  X  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $1,355.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of May 20, 1998, was approximately $2,993,596.

The number of shares outstanding of the issuer's common equity as of May 20, 1998, was 6,962,759 shares of common stock, par value $.0001.

Documents Incorporated by Reference: Current Report on Form
8-K, Date of Event: 10/10/97.

Transitional Small Business Disclosure Format (check one):
Yes [     ]    No [  X  ]

                  ------------------------

                          PART I

Item 1.  Description of Business

History

  The Company's primary focus is on the development and exploitation of its proprietary Wireless Internet Access System. In February 1998, the Company obtained its first Wireless Internet customer in Baton Rouge. Substantially all of the Company's business efforts and resources will, for the foreseeable future, be committed to its Wireless Internet business segment. In exploiting its Wireless Internet business opportunity, it is the Company's plan either (1) to acquire an existing hard-wire dependent, dial-up Internet Service Provider [ISP] in a particular market and "plug-in" its proprietary Wireless Internet Access System or (2) construct a Wireless Internet Access System in a particular market. The Company is seeking capital with which to exploit its Wireless Internet technology.

  The Company was incorporated on November 1, 1996, to act as a holding company primarily in the wireless cable and community (low power) television industries. To this end, the Company acquired Winter Entertainment, Inc. (WEI), which owns and operates a community (low power) television station in Baton Rouge, Louisiana, and Missouri Cable TV Corp.
(MCTV), which owns the licenses necessary to operate wireless cable systems in Poplar Bluff and Lebanon, Missouri, has acquired licenses and leases of licenses necessary to operate wireless cable systems in Port Angeles, Washington, Astoria, Oregon, Sand Point, Idaho, The Dalles, Oregon, and Fallon, Nevada, and has acquired licenses necessary to operate community (low power) television stations in Monroe/Rayville, Louisiana, Bainbridge, Georgia, and Natchitoches, Louisiana.

Proposed Acquisitions

  Intersurf Online. In March 1998, the Company entered into a letter of intent to acquire Telepresence, Inc., d/b/a Intersurf Online ("Intersurf"), the second largest dial-up ISP in Baton Rouge, Louisiana. The Company anticipates that it will enter into a definitive acquisition agreement in the near future, although no assurance can be made that such will be the case. Should the Company complete is currently ongoing private offering of its securities, a portion of the proceeds of such private offering are designated for use in the acquisition of Intersurf. Without the proceeds of such private offering, the Company will not possess capital with which to acquire Intersurf.

  Unidentified Dial-up ISP. Recently, the Company reached an informal understanding with the owner of an additional dial-up ISP (name undisclosed by agreement) in Baton Rouge, with respect to the Company's acquisition of such dial-up ISP. The extent of the understanding is that the owner is amenable to selling this dial-up ISP to the Company; no specific terms of acquisition have been negotiated. The Company believes that this dial-up ISP has approximately 450 customers and is operating profitably, although the Company has not confirmed its beliefs in this regard. The Company expects that it will be able to acquire this dial-up ISP for approximately $60,000 in cash. However, without the proceeds of its currently ongoing private offering, the Company will not possess capital with which to acquire this dial-up ISP.

Business Development Priority and Growth Strategy

  Business Development Priority.  In October 1997, the
Executive Committee of the Board of Directors of the Company approved a change in the Company's priority of business development opportunities.

  The Company's former development priority was: (1) wireless cable television; (2) community (low power) television; and (3) Wireless Internet.

  The Company's new development priority is (1) Wireless Internet; (2) community (low power) television; and (3) wireless cable television. The change in development priority is a result of the unexpectedly rapid completion of a market-ready version of the Company's proprietary Wireless Internet Access System.

  Growth Strategy. The Company's Wireless Internet growth strategy is a two-pronged approach: first, it is the Company's intention to identify suitable markets, acquire a locally-owned dial-up ISP in each market, essentially "plug-in" its proprietary Wireless Internet Access System and start selling its Wireless Internet service; second, the Company intends to construct Wireless Internet Access Systems in desirable cities where no suitable dial-up acquisition can be made. The Company believes that its growth-through-acquisition strategy will permit it to achieve necessary economies of scale in the shortest possible time. However, there is no assurance that the Company will be successful in implementing its strategy, due primarily to the Company's current lack of capital.

              Business - Wireless Internet

General

  Wireless Internet is a new type of communications spectrum recently designated by the FCC. Wireless Internet requires a transmission facility maintained by the Wireless ISP [Internet Service Provider] and the user's modem equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or from a mobile, lap-top computer located within the Wireless ISP's transmission area; that is, a user can travel in a car, bus, train, etc., within the Wireless ISP's transmission area and maintain constant Internet access. The Company believes that businesses, particularly service businesses, once made aware of the Company's Wireless Internet technology, will readily subscribe to the Company's Wireless ISP service, although no assurance can be made in this regard.

Proprietary Wireless Internet Access System

  The Company's proprietary Wireless Internet System operates within a broadcast signal in the 900 or 2400 MHz band using two-way modems outfitted with antennae. Thus, the Company's Wireless Internet System differs substantially in design from the Wireless Internet access available through cellular telephones and differs substantially from traditional telephone-line-based ISPs because there is no reliance on hard wire to transfer data. Yet, the Company's management believes the Company's Wireless Internet System is capable of greater utility at lower cost than these other modes of Internet access.

  It is the belief of the Company's management that the Company's Wireless Internet System provides the following competitive advantages for attracting potential business customers over other Internet access modes:

    Speed. The Company's Wireless Internet System provides a minimum data transmission speed of 64kbs, with data transmission speed capability of up to the equivalent of a T1 telephone line (that is, the data transmission capability equivalent of 24 ISDN-telephone lines, an ISDN-telephone line being the equivalent of 24 standard telephone lines). The Company intends to guaranty 64kbs transmission speed as a minimum to all customers.

    Lower Cost. The Company's Wireless Internet System will, depending on the particular market, offer cost savings of between 30% to 50% less than hard-wire Internet access currently offered by local telephone companies. In addition, the Company's Wireless Internet System offers significant savings over cellular-telephone-based Internet access methods, inasmuch as the Company's Wireless Internet System is offered on a monthly flat-rate charge rather than a per-minute charge.

    No Telephone Company Involvement. Because the Company's Wireless Internet System does not utilize telephone lines, Company customers will not be required to incur the expense of a hard-wire telephone line through which to access the Internet. The Company believes this characteristic will be especially appealing to potential business customers. Also, in the many areas where there appears to exist disdain for the local telephone company, the Company believes it will be able to gain customers, at least in part, by emphasizing the fact that the local telephone company will no longer be needed for Internet access.

    Security/Encryption.  The Company's Wireless Internet
System is designed to allow the encryption (scrambling) of its broadcast signal, thereby offering a high degree of security to potential customers, particularly business customers, who wish to transmit confidential information over the Internet. As designed, such encryption capability does not add significantly to the cost of the Company's
Wireless Internet System to its customers.

    Mobility. The Company's Wireless Internet System is able to permit service personnel of a business to file contemporaneous reports, request and receive technical assistance and perform other computer-based functions from a customer's place of business or from a service vehicle, even if the service vehicle is traveling to its next destination. The Company believes this mobility feature, coupled with the high-speed data transmission feature of its Wireless Internet System, will be attractive to potential customers, especially business customers.

    Ethernet/Networking Capability. The Company's Wireless Internet System is compatible with existing so-called "ethernet" systems. Generally, an ethernet can be described as a self-contained network of desk-top computers, often located in the same building, through which individual computer users can communicate electronically (i.e., via e-mail), as well as access the Internet. The Company is capable of designing and installing an ethernet system in any existing building by installing a wireless communications system that links all computers, including computers that are to remain linked via hard wire, to one another and provides all computer users access to the Internet. The Company believes that its ability to provide a wireless ethernet system at substantially lower cost than that of a hard-wire ethernet system will be a competitive advantage. There is, however, no assurance in this regard.

  The Company believes that its Wireless Internet System is able to satisfy any other special requirements of a potential customer, without significantly adding to the system's cost to that customer. However, there can be no assurance that such will be the case.

  The Company's Wireless Internet System is being marketed to the business sector, as well as home-based Internet users.

  Currently, it is the Company's long-term objective to offer a full array of video entertainment via its Wireless
Internet System. The Company believes its plans are easily achievable, due to the fact that the Company's Internet connection can be routed to the user's television using existing, relatively inexpensive technology. Assuming market conditions permit, the Company expects that, by the year 2005, each of its Wireless Internet systems would be able to offer its subscribers the many video services, including some services that, given the rapid evolution of technology, may not currently exist. The video entertainment services that the Company expects to be able to offer include:

    Movies. The Company believes that it will be able to offer an ever-expanding movie list, all of which would be available, in real time, at any time, upon request of the subscriber. It is expected that each movie would be sold, or "rented", to subscribers at a cost that would be less than the same movie were it to be rented from the local video rental store. The primary impediment to the Company's offering this service is its lack of capital with which to acquire necessary equipment, as well as digitized copies of the desired movies.

    Pay-Per-View Events.  The Company believes that the
Company will be able to offer to its subscribers access to pay-per-view events, such as concerts and sporting events, including boxing matches, such as are currently available from time to time through local cable television systems.
The primary impediment to the Company's offering this service is its lack of capital with which to purchase necessary equipment, including satellite dishes.

    "Cable" Television. Although the Company expects that consumer acceptance will be sluggish at first, the Company believes that, with adequate capital for equipment and advertising, as well as consumer education, the Company will be able to provide a competitive offering of "cable" television channels that would be equal to those offered by any local cable television company and direct broadcast satellite systems. It is quite possible that market forces will dictate that this type of service would not be introduced to consumers for the foreseeable future. No prediction in this regard can be made.

  The foregoing services that might be offered in the future by the Company remain in the development stage and no introduction date has been set by the Company's management. All of the services described appear to be possible after initial tests, due to the high-speed data transmission capabilities of the Company's Wireless Internet system. Additional applications are currently being developed by the Company. No prediction as to when any or all of these services will be ready for commercial exploitation.

Business Strategy

  General. It is the Company's intention either (1) to acquire an existing hard-wire dependent, dial-up Internet
Service Provider in a particular market and "plug-in" its Wireless Internet System or (2) construct a Wireless
Internet System in a particular market. The Company believes this strategy gives it flexibility in entering and exploiting a particular market.

  The Company, through a marketing agreement with Intersurf, has begun to place customers onto its Wireless Internet System, which marketing agreement will remain in place until such time as the acquisition of Intersurf is consummated, of which there is no assurance. (See "Proposed Acquisition" above). Should the Intersurf acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with Intersurf. Also, the Company has entered into a joint venture to develop a Wireless Internet System in Monroe, Louisiana. The Company expects that the Monroe, Louisiana, joint venture will begin operations in June 1998.

  Marketing. In marketing its Wireless ISP services, the Company will emphasize the superior connection to the Internet offered by its equipment, the low price relative to the quality of the Internet connection, the mobility of the Internet connection and the ability to gain access to the Internet without dealing with the local telephone company. There is no assurance that this method of marketing will be successful.

Competition

  Traditional (telephone-line dependent) ISPs are currently engaged in severe competition for market share, particularly in the larger markets of the U.S. It can be expected that many competitors will possess far greater resources, financial and otherwise, than does the Company. It is possible that the Company will, at first, focus its efforts on smaller markets, due to the perceived potential for higher rates of return. However, no final determination in this regard has been made. There is no assurance that the Company will be able to compete successfully in any of its Wireless ISP markets.

Other Wireless Products

  In January 1998, the Company delivered its first proprietary Wireless DataLink System. The Company's Wireless DataLink System was delivered to the Baton Rouge refinery of one of the largest international oil companies, the refinery being the second largest in the U.S. The Company's Wireless DataLink System was purchased to replace an existing hard-wire ("T-1" telephone line) data transmission system. The Company's Wireless DataLink System transfers data at the rate of 2 megabytes per second.

  The Company believes its Wireless DataLink System will offer businesses a lower cost alternative to hard-wire data transmission systems. There is no assurance that the Company's Wireless DataLink System will achieve wide-spread acceptance.

       Business - Community (Low Power) Television

General

  Industry History. Community, or low power, television is a relatively new broadcasting category created by the FCC in the early 1980's. Community television stations, with their narrow geographic coverage, usual unaffiliated status and local programming focus, are becoming a more important part of the current broadcasting mix. While able to cover, on average, only between five and 20 miles radius (15-62 square miles) with their signals, community television stations have been able to expand greatly their coverage by having their signals included in local and regional cable systems. Entry into the community television industry requires substantially less capital than entry into the high-power television industry. There are currently approximately 1,700 community television stations licensed by the FCC, with approximately the same number of applications for new licenses now pending with the FCC.

  Community television stations may be either affiliated with one of the national networks (ABC, NBC, CBS, FOX, UPN or WB) or may be independent. The Company does not anticipate that its community television stations will become network affiliates in the near term. However, it is expected that, once operational, each of the Company's stations will become an affiliate of the Video Catalog Channel, a merchandise sales operation. The Company's only operational station, Call sign K13VE, Channel 13, in Baton Rouge, Louisiana, has been an affiliate of the Video Catalog Channel since going on the air in January 1996. (See "Business Strategy" hereunder).

Programming

  Lacking a national network affiliation, independent community (low power) television stations, in general, depend heavily on independent third parties for programming. Programs obtained from independent sources consist primarily of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

  Licenses for syndicated programs are often offered for cash sale or on a barter or cash-plus-barter basis to stations. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (a cash-plus-barter basis). Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and, therefore, with less time available for sale by the station. Recently, the amount of bartered and cash-plus-barter programming broadcast industry-wide has increased substantially.

  For the foreseeable future, however, the Company anticipates that each of its community television stations will be an affiliate of the Video Catalog Channel, deriving all of its programming therefrom.

Community Television Industry Trends

  The Company believes that community television is in the right position at a very dynamic time in the television broadcasting market place. With the ever-growing number of cable (hard-wire and wireless) channels in most markets, coupled with the lack of programming available for channel slots past the 70-channel mark, there appears to be room available on such cable systems for additional stations. This availability of channel room on cable systems has the effect of giving community television far greater area coverage than could be achieved solely by broadcasting a signal. The potential for community television stations to achieve historically high revenues exists, if a particular market and/or region can be exploited effectively. There is no assurance that the Company will be able to exploit each of its community television markets.

Business Strategy

  It is the Company's current intention for each of its community television stations, as soon as it becomes operational, to become an affiliate of the Video Catalog Channel, a merchandise sales operation. It is the Company's experience, from the operations of its Baton Rouge, Louisiana, community television station, that this strategy generates positive cash flow, from inception of broadcasting. From such financial position, a station's advertising sales efforts will be increased in an effort to exploit such station's coverage area. Also, the Company will attempt to secure a channel on each of the cable systems within a particular market. There is no assurance that the Company will be able to exploit effectively any of its community television markets. It is possible that one or more of the Company's community television stations could, in the future, become an affiliate of one of the national networks, such as FOX, UPN or WB. However, no prediction in this regard can be made.

Company Markets

  General. The Company currently operates a community television station in Baton Rouge, Louisiana, and holds the rights to community television stations in Monroe/Rayville, Louisiana, Bainbridge, Georgia, and Natchitoches, Louisiana.

  The Company currently intends to establish its Community Television stations in the order listed above. Such order of development was determined after an assessment of the business potential of each of the markets based upon the number of homes within the radius of the proposed transmit site, as well as other demographic factors. Except where noted below, the Company will seek additional financing, either equity or debt, or form partnerships for the development of its markets. The Company does not currently have such financing or partners in place. The Company believes such financing will be available on a station-by-station basis; however, there can be no assurance that it will be able to obtain such financing or partners on a timely basis and on satisfactory terms and conditions, if at all. The failure to obtain additional funds or partners on a timely basis could materially adversely affect the Company and its business.

  Baton Rouge, Louisiana. K13VE, Channel 13, the Company's Baton Rouge, Louisiana, community television station, has been broadcasting since January 1996, as an affiliate of the Video Catalog Channel. The Company's current broadcast signal reaches approximately 30,000 households. Should the Company obtain necessary funds, of which there is no assurance, the Company intends to commit $20,000 to increase the power of such station to its maximum legal limit, which would permit the Company's broadcast signal to reach approximately 150,000 households. It is expected that the commissions earned by K13VE from Video Catalog Channel sales originating from its broadcast area will increase proportionately to its increased number of households reached. There is no assurance that such will be the case.

  Other Stations. The Company owns the licenses to community television stations located in Monroe/Rayville, Louisiana, Natchitoches, Louisiana, and Bainbridge, Georgia, which television stations are expected to be constructed in the order listed, assuming adequate funding is available, of which there is no assurance. The Company believes it will require approximately $50,000 to construct each station. Because the Company intends to have each of its stations become an affiliate of the Video Catalog Channel immediately after construction has been completed, the Company does not expect to require additional funds for marketing. There is no assurance that funding will be available to the Company at such times as it attempts to construct any one of its community television stations. Absent additional funding, the Company would likely be unable to construct any of its community television stations.

Competition

  Community television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media, as well. Such competition is intense. In addition, competition for programming, management personnel and network affiliations is severe. There is no assurance that the Company's community television channels, once built, of which there is no assurance, will be able to compete effectively in their respective markets.

                 Business  - Wireless Cable

General

  Industry History - Cable Television. The cable television industry began in the late 1940's and 1950's to serve the needs of residents in predominantly rural areas with limited access to local off-air VHF/UHF broadcasts. The cable television industry expanded to metropolitan areas by offering better reception and more programming than available with off-air broadcasts. Today, cable television systems offer various types of programming, which generally include basic service, premium service and, in many instances, pay-per-view services.

  Wireless Cable Technology. Initially, most cable systems were hard-wire systems, using coaxial cable and amplifiers to transmit television signals. In 1983, the FCC allocated a portion of the radio spectrum from 2500 to 2700 MHz, which had previously been allocated entirely for educational use, to commercial wireless cable operation. Simultaneously, the FCC also modified its rules on the usage of the remaining portion of such spectrum allocated for educational use. Nevertheless, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980's. The FCC maintained burdensome restrictions on the commercial use of educational channel capacity. In addition, before enactment of the Cable Act (October 5, 1992), many program suppliers were unwilling to provide programming to wireless cable operators on terms comparable to those offered to hard-wire cable operators, if at all. During the 1990's, several factors have contributed to the growth of the wireless cable industry, including (I) Congressional scrutiny of the rates and practices of the hard-wire cable industry, (ii) improved technology, particularly signal encryption and signal compression, (iii) regulatory reforms by the FCC to facilitate the growth and competitive impact of the wireless cable industry, including permitting channel aggregation, (iv) increased availability of programming for wireless cable systems, (v) strong consumer demand for alternatives to hard-wire cable service and (vi) increased availability of capital to wireless cable operators in the public and private markets.

  Wireless cable systems, like hard-wire cable systems, operate from a head-end, consisting of satellite reception and other equipment necessary to receive the desired programming. Programming is then transmitted by microwave transmitters from an antenna located on a tower to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable de-scrambling converter located on top of a television set. Because the microwave frequencies used by wireless cable will not pass through large trees, hills, tall buildings or other obstructions, wireless cable requires a clear line-of-sight from tower to receiving antenna. However, most signal blockages can be overcome with the use of signal boosters which retransmit an otherwise blocked signal over a limited area. Because wireless cable systems do not require an extensive network of coaxial cable and amplifiers, wireless cable operators are able to provide subscribers with a high quality picture and a reliable signal at a significantly lower per-subscriber system cost, when compared to hard-wire cable systems.

  Hard-Wire Cable Technology. Hard-wire cable operators transmit signals from a head-end, delivering local and satellite-delivered programming through a network consisting primarily of coaxial cable and amplifiers to subscribers.
As a direct result of the use of coaxial cable to deliver signals throughout a service area, hard-wire cable systems are susceptible to signal problems. Because signals can only be transmitted through coaxial cable a fixed distance without additional amplification, some degree of noise is added each time a television signal is so amplified. A series of amplifiers between the head-end and the viewer leads to progressively greater noise and, accordingly, for some viewers, a grainier picture. Also, an amplifier must be properly balanced or the signal may be improperly amplified. Failure of any one amplifier in the chain will black out an area. Substantial regular system maintenance is required due to water ingress, temperature changes and other equipment problems, all of which may affect the quality of signals delivered to subscribers. Some hard-wire cable companies have begun installing fiber optic cable networks. While this technology will substantially improve the transmission and reception problems currently experienced by most hard-wire cable systems, the high costs associated with such technology may slow the conversion to all fiber optic systems and further enhance the typical cost advantages of wireless cable.

Programming

  General. Once a wireless cable operator has obtained the right to transmit programming over specified frequencies, the operator must then obtain the right to use the programming to be transmitted. With the exception of the retransmission of local off-air VHF/UHF broadcast signals, programming is made available in accordance with contracts with program suppliers under which the system operator pays a royalty based on the number of subscribers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger subscriber bases. The likelihood that program material will be unavailable to the Company has been significantly mitigated by the Cable Act and various FCC regulations issued thereunder, which, among other things, impose limits on exclusive programming contracts and prohibit cable programmers, in which a cable operator has an attributable interest, from discriminating against cable competitors with respect to the price, terms and conditions of programming. Because only a few of the industry's programming services are not currently directly owned by vertically integrated multiple cable system operators, the Company expects little difficulty in arranging satisfactory programming contracts. The basic programming package expected to be offered in each of the Company's markets can be expected to be comparable to that offered by the local hard-wire cable operators.

  Copyright. Under the Federal copyright laws, permission from the copyright holder generally must be secured before a video program may be re-transmitted. Under section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. A license may be obtained upon the filing of certain reports and the payment of certain fees set by the Copyright Royalty Tribunal.

  Wireless cable operators may rely on section 111 of the Copyright Act. The Congress recently enacted legislation that confirmed the ability of wireless cable operators to obtain the benefit of the compulsory copyright license.
Periodically, Congress has considered proposals to phase out the compulsory license.

  Local broadcasters may require that cable operators obtain their consent before re-transmitting local off-air VHF/UHF broadcasts. The FCC has exempted wireless cable operators from the re-transmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to re-transmit local broadcast signals. The Company will attempt to obtain such consents in the markets where it will be re-transmitting on a wireless cable channel. There can be no assurance that the Company will be able to obtain such consents on satisfactory terms, if at all.

  Contract Programming. In each of its wireless cable systems, the Company will be required to enter into agreements with program suppliers, such as ESPN, CNN, HBO and MTV. The Company has not yet determined the mix of programming that will be offered in any of its wireless cable systems. Thus, no agreements with program suppliers have been made. It can be expected that such program agreements will have three-year terms, with provisions for automatic renewals, and be subject to termination for breach of the agreement, including non-payment. As a rule, the programming agreements can be expected to provide for royalty payments based upon the number of Company subscribers receiving the programming each month.
Individual program prices vary from supplier-to-supplier, and more favorable pricing sometimes is afforded to operators with larger subscriber bases; however, the Cable Act requires cable programming to be made available for purchase by all system operators at competitive pricing.

  Pay-Per-View Services. The Company intends to offer "pay-per-view" services that will enable customers to order, and pay for, one program at a time. Pay-per-view services have, in the past, been successful for specialty events, such as wrestling and heavyweight prize fights, concerts and early-release motion pictures. It is possible that the Company will promote the purchase of movies on a pay-per-view basis in competition with video rental stores. Pay-per-view requires the subscriber to have an "addressable converter". An addressable converter allows the cable company to control what the subscriber watches without having to visit the subscriber location to change equipment. The Company intends to utilize addressable converters in all of its systems. However, for customers to order pay-per-view events conveniently, an impulse pay-per-view converter is required. An impulse pay-per-view converter, which has a return frequency (in a wireless system) to the operator's computer system, enables a subscriber to make a telephone call to order an event. The Company intends to have impulse capability in all of its systems, but it does not intend to offer impulse pay-per-view in the foreseeable future.

Pay Television Industry Trends

  The Company's business will be affected by pay television industry trends and, in order to maintain and increase its subscriber base in the years ahead, the Company will need to adapt rapidly to industry trends and modify its practices to remain competitive. Due to the limited number of physical components of the wireless transmission system, the Company believes it will be less expensive for it to adapt to coming industry trends than for hard-wire cable operators. The cost of such adaptation by the Company could, nonetheless, be substantial.

  Signal Compression. Several decoder manufacturing companies are developing digital compression technology, which would allow several programs to be carried in the amount of bandwidth where only one program is carried now. Manufacturers have projected varying compression ratios for future equipment, with more conservative estimates ranging from 3-to-1 to 10-to-1. The Company believes second-generation 6-to-1 signal compression technology will be available within three months. It is generally expected that such digital compression technology would have at least two major effects: (1) such technology will permit wireless cable systems to be launched in a particular market with far fewer channels having been licensed or leased, thereby reducing start-up and operating costs; and (2) such technology will permit dramatic expansion of pay-per-view video services, thereby increasing the potential of greater revenues for a particular system's operator. The Company believes hard-wire cable companies will be required to expend significant funds on upgrading current systems in order to utilize digitally-compressed signals, the costs of which may be prohibitive.

  Addressability and Pay-Per-View. "Addressability" means the ability to implement specific orders from, or send other communications to, each subscriber, without having to modify a subscriber's equipment. "Impulse addressability" allows a subscriber to select specialized programming, such as pay-per-view, on an immediate basis, simply through the remote control. While the Company, like many wireless cable operators, expects that it will use impulse-addressable set-top converters, only approximately 35% of hard-wire cable operators use addressability and only approximately 5% use impulse-addressability. Without addressability, a hard-wire customer not subscribing to a premium channel must make two trips to the hard-wire cable operator's offices, once to obtain the de-scrambling device and once to return it. A customer subscribing to a premium channel must telephone the hard-wire cable operator in advance. The Company believes this lack of convenience has substantially hindered pay-per-view sales. Pay-per-view is expected to become more popular as additional events become available for distribution exclusively on pay-per-view. Compression technology will greatly expand the channel capacity available for such programming. The Company believes that the use of digital compression technology will provide an additional advantage over most hard-wire cable operators, because impulse-addressable set-top converters provide greater convenience for subscribers. Hard-wire cable operators will incur significant expenditures to upgrade their systems to be able to offer impulse addressability.

  Advertising. Until recently, most advertising on cable has been sold by program suppliers, who sell national advertising time as part of the signal they deliver to cable operators. Recently, however, advertisers have begun placing advertisements on channels dedicated exclusively to advertising, as well as in local available time (typically, two minutes each hour) set aside by program suppliers for local insertions in their programming of advertisements sold by cable operators. The Company expects that digital compression technology will allow substantial flexibility in the expansion of advertising sales, due to the increased
number of programming channels available.   (See "Business
Strategy" hereunder).

  Interactivity. Certain hard-wire cable operators have announced their intentions to develop interactive features for use by their subscribers. Interactivity would allow subscribers to utilize their televisions for two-way communications, such as video games and home shopping, among others. Wireless cable operators will be able to utilize a frequency which the FCC has made available for interactive communications. At this time, the Company believes the commercial viability of interactivity in the Company's markets is at least several years away.

Business Strategy

  The Company's primary business objective in the wireless cable industry is to develop, own and operate wireless cable television systems in markets in which the Company believes it can achieve positive cash flow and operating income rapidly after system launch. This period of development would be followed by consolidation of its subscriber base and expansion of programming.

  Rural Market Focus. The Company intends to aggregate wireless cable channel rights and to locate operations in small to mid-size markets that have a substantial number of households not currently passed by hard-wire cable and lack off-air VHF/UHF broadcast channels. The Company believes that this size market typically has a stable economic base, less competition from alternative forms of entertainment and other conditions conducive to wireless cable transmissions.

  Market Penetration. Because the Company's officers will be involved in each system launch in a hands-on manner, the Company believes it will be able to achieve positive monthly operating cash flow upon obtaining between 350 and 400 subscribers within a particular system. Initially, the Company will direct its marketing at unpassed households. Accordingly, the Company believes it will be able to launch service successfully in most of its markets with approximately 12 channels of programming, allowing it to contain system launch costs and achieve positive cash flow with a lower number of subscribers. The Company expects that it will be able to achieve this level of programming in each of its markets. It is the Company's plan that, once a system achieves positive cash flow, the Company would expand the channel offering and add subscribers. There is no assurance that any of the Company's proposed systems will ever generate positive cash flow or earn a profit.

  Low Cost Infra-Structure. Wireless cable systems typically cost significantly less to build and operate than hard-wire cable systems, for many reasons. First, while both hard-wire cable operators and wireless cable operators must construct a head-end, hard-wire cable operators must also install an extensive network of coaxial cable and amplifiers in order to transmit signals from the head-end to subscribers. In a wireless cable system, once the head-end is constructed, the Company estimates that each additional wireless cable subscriber will require an incremental capital expenditure by the Company of approximately $200. Such incremental capital expenditures are variable costs and will be partially offset by installation fees to be paid by subscribers. Second, without an extensive co-axial cable network to maintain, wireless cable operators typically incur lower system maintenance costs and depreciation expense. Third, programming is generally available to hard-wire and wireless cable operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per-subscriber fees. Finally, the Company expects that it will, based on industry averages, experience a lower rate of subscriber turnover, as compared to the "churn" rate of approximately 3% per month typically experienced by hard-wire cable operators, although no assurances can be made in this regard. Reduced subscriber turnover can be expected to reduce installation and marketing expenses.

  Development Priority. The Company currently intends to exploit its wireless cable markets in the following order:
(1) Poplar Bluff, MO, which is built out and will become operational at such time as needed marketing funds are obtained, of which there is no assurance; (2) Lebanon, MO;
(3) Port Angeles, WA; (4) The Dalles, OR; (5) Sand Point, ID; (6) Fallon, NV; and (7) Astoria, OR. There is no assurance that the Company will be able to launch any of its proposed wireless cable systems.

  Marketing and Customer Support. The Company intends primarily to utilize door-to-door marketing, as well as media advertising, telemarketing and direct mail, to gain a subscriber base in each of its wireless cable markets. The Company also intends to run promotional pricing campaigns and take advantage of public relations opportunities. In this regard, the Company expects that substantial consumer education regarding wireless cable will be necessary in each of its markets, which could slow the growth of its subscriber base.

  The Company believes that it will offer its subscribers competitively priced installation and subscription fees. Several points will be emphasized in the Company's advertising, as discussed below. The Company anticipates that installation fees will average $49.95 per subscriber and begin at $5.00 for promotional specials, while monthly subscription fees are expected to start at $18.95 for basic programming. Pay-per-view stations may be made available in the future at no additional charge. It can be expected that the Company will offer specially-priced packages during promotional periods. Hard-wire cable customer charges are subject to local franchise taxes, whereas wireless cable customers do not pay any franchise taxes. A focus on the value received for the price paid, together with an emphasis on increased programming availability, are expected to provide a competitive choice to potential customers. There is, however, no assurance that the Company will be successful in attracting subscribers.

  The Company intends to provide 24-hour-per-day service, with rapid response time on subscriber telephone calls, uniformed field personnel and flexible installation scheduling. The Company will emphasize its picture quality and reliability of its wireless transmission. The Company believes that, within its signal pattern, its picture quality will be as good or better than that received by hard-wire cable subscribers because, absent any line-of-sight obstruction, there is less opportunity for signal degradation between transmitter and the subscriber.
Also, wireless cable service has proven very reliable, primarily due to the absence of certain distribution system components that can fail and thereby cause outages. The
Company intends to position itself as a reliable, cost-effective alternative to hard-wire cable operations by delivering a high-quality signal throughout its signal area and personal service to its subscribers.

  Equipment Reliability and Picture Quality. Several manufacturers produce the equipment used in the wireless cable systems, from transmitters to the set-top converters which feed the signal to the television set. Because the signal is broadcast over the air directly to a receiving antenna, wireless cable does not experience the problems caused by amplifying signals over long distances experienced by some hard-wire cable subscribers. Amplification of signals can lead to greater signal noise and, accordingly, a grainier picture for some subscribers. Also, the transmission of wireless signals is not subject to the problems caused by deteriorating underground cables used in hard-wire cable systems. As a result, wireless cable is sometimes more reliable than hard-wire cable, and picture quality is generally equal to or better than hard-wire cable. In addition, extreme weather conditions typically do not affect wireless cable transmitters, so customers seldom experience outages sometimes common with hard-wire cable systems.

  Signal security is provided by encoding each wireless cable channel and equipping the converter with a unique decoding device that responds to a pilot signal carrying a data stream, with authorizations instructions. Thus, the system is fully "addressable". The converter boxes will not be usable until they are authorized for service by each system's central computer. All channels, both basic and premium, are scrambled. Because the wireless cable system is addressable, it can also accommodate pay-per-view service.

  Advertising. The Company will attempt to generate advertising sales revenue in each of its proposed wireless cable markets, through the use of surplus channels, that is, channels on which the Company is not broadcasting regular programming. It is expected that the Company would sell space on such surplus channels to distributors of so-called "infomercials", which can be expected to generate additional revenues for the Company. In addition, it is possible that the Company will establish a program production unit, which would produce, among other types of programming, infomercials for its own use, as well as for sale to other systems in need of additional programming. There is no assurance that the Company will be successful in this regard.

Company Markets

  General. The Company currently holds the rights to wireless cable channels in Poplar Bluff, Missouri, Lebanon, Missouri, Port Angeles, Washington, The Dalles, Oregon, Sand
Point, Idaho, Fallon, Nevada, and Astoria, Oregon.

  The Company currently intends to exploit its wireless cable markets in the order of the above presentation. Such order of development was determined after an assessment of the business potential of each of the markets based upon the number of homes within the radius of the proposed transmit site, the number of homes passed by hard-wire cable and other demographic factors. Except where noted below, the Company will seek additional financing, either equity or debt, or form partnerships for the development of its markets. The Company does not currently have such financing or partners in place. The Company believes such financing will be available on a market-by-market basis, especially for the incremental capital needed as a particular wireless cable system adds revenue-producing subscribers; however, there can be no assurance that it will be able to obtain such financing or partners on a timely basis and on satisfactory terms and conditions, if at all. The failure to obtain additional funds or partners on a timely basis could materially adversely affect the Company and its business. Nevertheless, the Company believes it will be able to undertake limited development of one or more of its markets (that is, with less rapid construction and less extensive marketing) without such additional financing or partners.

  Poplar Bluff, Missouri. The Company's wireless cable system in Poplar Bluff is based on low power television channels rather than on the 2500-2700 MHz channels specifically allocated by the FCC to wireless cable. That is, the low power television channels have been built-out for wireless cable operations, with full encryption and signal compression capability. The Company believes this style of wireless cable system to be superior to a "traditional" wireless cable system, inasmuch as the low power television broadcast signal is not limited by "line-of-sight" concerns associated with microwave
(2500-2700 MHz) transmissions. Thus, terrain, large trees and buildings cause far less signal interference.

  Pursuant to separate Assignment and Assumption Agreements, the Company holds the rights to leases of eight low power television channels in the Poplar Bluff area. Specifically, the Company holds the rights to channels 26, 28, 31, 35, 56, 59, 61, 68. The Company is obligated to pay monthly fees of $.14 per subscriber for channels 26 and 31, and $.10 per subscriber for the remainder of the channels. The term of each of such agreements is 10 years, commencing October 17, 1996, which term shall renew automatically for an additional 10 years, at the Company's option.

  Should funds be available, of which there is no assurance, the Company intends to commit $100,000 to the initial marketing and development efforts in Poplar Bluff. The Company expects that it will be able to secure approximately 300 subscribers with the expenditure of such funds. There is no assurance that such will be the case.

  The hard-wire cable system in Poplar Bluff carries approximately 25 channels. The Company will offer 12 channels (including available off-air VHF/UHF channels), and will charge approximately 20% less per month for programming services than does the local hard-wire operator. In addition, there are a large number of unpassed (by hard-wire cable) residences in the Poplar Bluff area, which is the market segment on which the Company will concentrate initially. The Company expects to achieve market penetration in the unpassed residences in the Poplar Bluff area at a rate that meets or exceeds the national average. However, no assurances can be given in this regard.

  The Company will utilize door-to-door marketing, newspaper and radio advertising to advertise its wireless cable services. Other forms of advertising may be used, should cost factors be acceptable. The Company's officers expect to oversee installation and sales efforts. Once the Poplar Bluff system is established, the Company expects to employ one full-time and one part-time employee there.

  Lebanon, Missouri. The Company's Lebanon, Missouri, wireless cable system will contain the same feature as its Poplar Bluff, Missouri, wireless cable system, that is, transmission of programming will emanate from low power television stations rather than a microwave transmitter. Pursuant to separate Assignment and Assumption Agreements, the Company holds the rights to leases of eight low power television channels in the Lebanon area. Specifically, the Company holds the rights to channels 18, 29, 31, 40, 51, 53, 55 and 59. The Company is obligated to pay monthly fees of $.10 per subscriber. The term of each of such agreements is 10 years, commencing October 17, 1996, which term shall renew automatically for an additional 10 years, at the Company's option. The Company is currently unable to predict when it will begin to construct its Lebanon system, although the Company does not anticipate that it will commence construction prior to 1998, at the earliest. The Company does not currently possess capital sufficient to commence construction of such wireless cable system. There is no assurance that the Company will ever possess capital with which it would be able to construct its Lebanon system.

  Port Angeles, Washington. The Company holds the rights to leases of three wireless cable channels in Port Angeles, Washington, channels H1, H2 and H3. The Company is currently unable to predict when it will begin to construct such wireless cable system. Nevertheless, should funding of approximately $200,000 be available, the Company anticipates that it will begin construction of such wireless cable system during the first quarter of Fiscal 98. There is no assurance that such level of funding for construction of such wireless cable system will be available. In addition, the Company will be required to acquire more channel rights and/or utilize available signal compression technologies, in order to be in position to offer a viable wireless cable alternative. There is no assurance that the Company will be able to acquire any additional channel rights or acquire the rights to utilize any signal compression technologies.

  The Dalles, Oregon. The Company holds the rights to leases of six wireless cable channels in The Dalles, Oregon, channels B1-2-3 and C1-2-3. The Company is currently unable to predict when it will begin to construct such wireless cable system, inasmuch as the Company does not currently possess capital with which to commence construction. There is no assurance that funding for construction of such wireless cable system will be available.

  Sand Point, Idaho. The Company holds the rights to leases of six wireless cable channels in Sand Point, Idaho, channels B1-2-3 and C1-2-3. The Company is currently unable to predict when it will begin to construct such wireless cable system, inasmuch as the Company does not currently possess capital with which to commence construction. There is no assurance that funding for construction of such wireless cable system will be available.

  Fallon, Nevada. The Company holds the rights to leases of five wireless cable channels in Fallon, Nevada, channels E1-2-3-4 and H3. The Company is currently unable to predict when it will begin to construct such wireless cable system, inasmuch as the Company does not currently possess capital with which to commence construction. There is no assurance that funding for construction of such wireless cable system will be available.

  Astoria, Oregon. The Company holds the rights to leases of two wireless cable channels in Astoria, Oregon, channels H2 and H3. The Company is currently unable to predict when it will begin to construct such wireless cable system, inasmuch as the Company does not currently possess capital with which to commence construction. There is no assurance that funding for construction of such wireless cable system will be available. In addition, the Company will be required to acquire more channel rights and/or utilize available signal compression technologies, in order to be in position to offer a viable wireless cable alternative.
There is no assurance that the Company will be able to acquire any additional channel rights or acquire the rights to utilize any signal compression technologies.

Competition

  In addition to competition from established hard-wire cable television systems, wireless cable television operators face competition from numerous other sources, including potential competition from emerging technologies in the pay-television industry, certain of which are described below.

  Satellite Receivers. Satellite receivers are generally seven to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will, to some degree, compete with these systems in marketing its wireless cable services.

  Direct Broadcast Satellite (DBS). DBS involves the transmission of an encoded signal direct from a satellite to a customer's home. Because the signal is at a higher power level and frequency than most satellite transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels through the use of standard over-air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when a subscriber resides in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than similar costs to wireless cable subscribers. Several DBS services currently
are available nationwide.   DBS currently has approximately
four million subscribers nationwide. At present, the Company does not believe that, in the near-term, DBS will constitute significant competition in the markets in which the Company operates, due primarily to its cost and failure to provide access to local VHF/UHF broadcast channels.

  Satellite Master Antenna Television (SMATV). SMATV is a multi-channel television service offered through a wired plant quite similar to a hard-wire cable system, except that it operates without a franchise from a local authority. SMATV operates under an agreement with a private landowner to service a specific multiple-dwelling unit (e.g., apartment complex). The FCC has recently amended its rules to provide point-to-point delivery of video programming by SMATV operators and other video delivery systems in the 18 gigahertz band.

  Telephone Companies. Under the Communications Act, local exchange carriers (LECs) are currently prohibited from providing video programming directly to subscribers in their respective telephone service areas. The FCC has recently ruled, however, that LECs may acquire wireless cable operations. Moreover, certain U.S. District Courts and Courts of Appeal have held that the "telco-cable cross-ownership ban" abridges the First Amendment rights of LECs to free expression under the U.S. Constitution. Such rulings are currently under appeal or are expected to be appealed. The Telecommunications Act lifts barriers to the provision of cable television service by telephone companies. The FCC already permits LECs to provide "video dial-tone" service, thereby allowing such carriers to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others.

  While the competitive effect of the entry of telephone companies into the video programming business is still uncertain, the Company believes that wireless cable systems will continue to maintain a cost advantage over video dial-tone service and fiber optic distribution technologies. However, due to rapid technological advancements and the capital resources of LECs, no assurances can be made in this regard.

  Video Stores. Retail stores rent VCRs and/or video tapes, and are a major participant in the television program delivery industry. According to Paul Kagan Associates, Inc., there are over 75.5 million households with VCRs now in use in the United States. This segment of the television program delivery industry represents significant competition for pay-per-view sales and premium programming channels.

  Local Off-Air VHF/UHF Broadcasts. Local off-air VHF/UHF broadcasts (such as ABC, NBC, CBS, FOX, UPN and WB) provide a free programming alternative to the public. Prior to October 1993, wireless cable systems could re-transmit these broadcast signals without permission. However, with the enactment of the Cable Act, local broadcasters may require that cable operators obtain their consent before re-transmitting local off-air VHF/UHF broadcasts. The Company will attempt to obtain such consents in each of its markets where the Company is re-transmitting on a wireless cable channel.

  Local Multi-Point Distribution Service. In 1993, the FCC proposed to re-designate the 28 gigahertz band to create a new video programming delivery service referred to as local multipoint distribution service (LMDS). Auctions for the LMDS-related channels began in February 1998, and the Company does not possess sufficient capital to participate in such auction.

  Community (Low Power) Television. Community Television utilizes a limited portion of the spectrum allocated by the FCC for local off-air VHF/UHF broadcasts, but Community
Television utilizes lower power transmission equipment than local off-air VHF/UHF broadcasts and its signal may be encrypted. Community Television requires a separate transmitter for each channel and a standard antenna at the receiving site.

Certain Risk Factors

  Limited Operating History. The Company has only recently begun to engage in business activities. The Company's operations, and proposed operations, are subject to all of the risks inherent in the establishment of a new business, particularly one in the highly competitive communications industry. The likelihood of success of the Company must be considered in light of the problems, expense, difficulties, complications and delays frequently encountered in connection with establishing a new business, including, without limitation, market acceptance of the Company's services, regulatory problems, unanticipated expenses and competition. There is no assurance that the proposed business activities of the Company will be successful or that the Company will ever earn a profit from such proposed activities.

  Dependence on Management. The Company is dependent on its current management for its success. In particular, the Company is dependent on the efforts of its President, David
M. Loflin, for its success. Mr. Loflin expects to devote not less than 75% of his time to the business of the Company during the initial stages of development, which amount of time is expected to be adequate. On a successful completion of this Offering, Mr. Loflin will begin to devote his full-time efforts to the Company's business. The Company and Mr. Loflin have not entered into an employment agreement, nor has any key-man life insurance been purchased with respect to Mr. Loflin or any other members of the Company's management. However, it is anticipated that the Company and Mr. Loflin will execute a written employment agreement in the near future, although no assurance in this regard can be given. The Company's success is also dependent upon its ability to attract and retain qualified employees to meet the Company's needs.

  Control of the Company. As of May 20, 1998, the Company's directors and executive officers owned approximately 69.76% of the Company's outstanding shares of Common Stock. Accordingly, these shareholders will continue to be able to elect the Company's directors and thereby control the management policies of the Company, as well as determine the outcome of corporate actions requiring shareholder approval by majority action, regardless of how other shareholders of the Company may vote. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting rights of other holders of Common Stock.

  Conflicts of Interest. It is possible that conflicts of interest could arise in the negotiation of the terms of any transaction between the Company and its shareholders, officers, directors or affiliates. The Company has no plans or arrangements, such as the hiring of independent consultants or arbiters, for the resolution of disputes between the Company and such persons if they arise. The Company and its shareholders could be adversely affected, should such individuals choose to place their own interests before those of the Company. No assurance can be given that conflicts of interest will not cause the Company to lose potential opportunities, profits or management attention. The Company could acquire channel licenses or other assets from management, principal shareholders or their affiliates or from entities in which management, principal shareholders or their affiliates may hold an interest. Such persons or entities could derive monetary or other benefits from such transactions. Such benefits could include, without limitation, the assumption of, or release from, liabilities incurred by such persons or result in increased control of the Company by such persons. The Board of Directors of the Company has adopted a policy regarding transactions between the Company and any officer, director or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the disinterested members of the Board of Directors and that all transactions be for a bona fide business purpose and be structured on terms at least as favorable to the Company as could be obtained from unaffiliated, independent third parties.

  The Company's President, David M. Loflin, owns a television station, WTVK Channel 11, in Baton Rouge, Louisiana, which operates in competition with the Company's Baton Rouge community television station, K13VE Channel 13. It is possible that Mr. Loflin's ownership of a competing television station will result in a conflict of interest for Mr. Loflin, particularly with respect to obtaining advertisers. Mr. Loflin intends to resolve any such conflict that may arise in accordance with his fiduciary duty and duty of loyalty to the Company. There is no assurance that Mr. Loflin will be able to resolve any such conflict of interest to the Company's benefit.

  Need for Future Financing. The Company is in need of additional financing to exploit fully its business opportunities. There is no assurance that the Company will be able to locate such additional financing or, if found, that such financing would be on terms favorable to the Company.

  Uncertainty of Significant Assumptions. The Company's plans for implementing its proposed business operations and achieving profitability from its intended operations are based on the experience, judgment and certain assumptions of its management, and upon certain available information concerning the communications industry, in general, and the Company's proposed plan of operation, in particular. No independent market studies have been conducted concerning the extent to which customers will utilize the services and products to be offered by the Company, nor are any such studies planned. There can be no assurance that the Company's plans will materialize, or that the Company's assumptions will prove correct.

  Lack of Patent Protection. The Company has not obtained a patent relating to its Wireless Internet Access System, although the Company is investigating the possibility of obtaining such a patent. There is no assurance that any such patent will be obtained. As a result, there currently are no technological or patent barriers to entry by other companies into the Company's areas of endeavor.

  Possible Volatility of Market for Common Stock. The market prices for securities of newly public companies have, historically, been highly volatile. Future announcements concerning the Company or its competitors, including operating results, technological innovations and government regulations, could have a significant impact on the market price of the Common Stock of the Company, increasing possible volatility.

  Dividend Policy. The Company does not anticipate the payment of cash dividends in the foreseeable future, but intends to re-invest any profits which may be earned by the Company's business.

Regulation

  Community (Low Power) Television

  General. Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. The Company's currently operating community television station, as well as any future stations, is subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act and by FCC rules and policies.

  The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the U.S. Television licenses generally are issued for five-year terms. Upon application, and in the absence of a conflicting application that would require the FCC to hold a hearing, or questions as to the licensee's qualifications, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

  Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television or radio station generally will not be granted to any party (or parties under common control) if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for certain radio station-television station combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast licenses, and in certain other circumstances.

  FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules generally deem such concentration of control to exist if any party, or any of its officers, directors or shareholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market ranking of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. The Company will not approach such limits for the foreseeable future. To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

  The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its shareholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a shareholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as the Company, there is attribution only to shareholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

  The FCC has recently begun a proceeding to consider liberalization of the various TV ownership restrictions described above, as well as changes (not all of which would be liberalizing in effect) in the rules for attributing the licenses held by an enterprise to various parties. The
Company is unable to predict the outcome of these proceedings.

  The Communications Act and FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the coverage area of that station.
FCC regulations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station.

  The Communications Act limits the amount of capital stock that aliens may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license.

  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future.
Recent legislation has imposed annual regulatory fees applicable to the Company.

  The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act or regulations and policies of the FCC thereunder. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC.

  Other Regulations. The FTC, among other regulatory agencies, imposes a variety of requirements that affect the business and operations of broadcast stations. From time to time, proposals for additional or revised requirements are considered by the FCC, numerous other Federal agencies and Congress. The Company is unable to predict future Federal requirements or what impact, if any, any such requirements may have on Company television stations.

Wireless Cable

  General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act. The Communications Act empowers the FCC to issue revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other reporting requirements on wireless cable operators.

  In the 50 largest U.S. markets, 33 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels). In the Company's markets, 32 channels are available for wireless cable (in addition to local off-air VHF/UHF broadcast channels that are not retransmitted over the microwave channels), 12 of which can be owned by for-profit entities for full-time usage without programming restrictions (multi-point distribution service [MDS] channels). Except in limited circumstances, the other 20 wireless cable channels can only be owned by qualified non-profit educational organizations, and, in general, each must be used a minimum of 20 hours per week for educational programming (instructional television fixed service [ITFS] channels). The remaining excess air time on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week per channel for educational programming). Certain programming (including, among others, The Discovery Channel and Arts & Entertainment) qualifies as educational and thereby facilitates full-time usage of an ITFS channel by commercial wireless cable operators. Additionally, a technique known as "channel mapping" permits ITFS licensees to meet their minimum educational programming requirements by transmitting educational programming over several ITFS channels at different times, which the viewer sees as just one channel. In addition, lessees of ITFS excess air time generally have the right to transmit to their subscribers the educational programming provided by the lessor at no incremental cost. The FCC now permits "channel loading". Channel loading permits ITFS license holders to consolidate their educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels with greater flexibility in their use of ITFS channels. The FCC's allocation of frequencies to wireless cable is subject to change and, in the future, the FCC might propose to alter the present wireless cable allocation to provide a portion of the spectrum for other emerging technologies. The FCC has formally inquired as to whether certain wireless cable frequencies should be reallocated for new computer-based communications services. It is uncertain whether any definitive action will be taken with respect to this inquiry. The Company believes that if any such action were taken to reallocate these channels, the FCC would allocate substitute frequency rights to the wireless cable industry or provide other concessions.

  As the Company expands, it may be dependent on leases with unaffiliated third parties for most of its wireless cable channel rights. Most wireless cable systems' channel leases typically cover four ITFS and/or one to four MDS wireless cable channels each. Generally, ITFS channels may only be owned by qualified non-profit educational organizations and, in general, must use a minimum of 20 hours per week per channel for educational programming. The remaining excess ITFS channel time may be leased to wireless cable operators for commercial use without further restriction. MDS channels may be owned by commercial entities and allow full-time usage without programming restrictions. The use of such channels by the license holders is subject to regulation by the FCC and a wireless cable operator's ability to continue to enjoy the benefits of its leases with channel license holders is dependent upon the continuing compliance by the channel license holders with applicable regulations, including the requirement that ITFS license holders must meet certain educational use requirements in order to lease transmission capacity to wireless cable operators. Additionally, the FCC licenses also specify construction deadlines, which, if not met, could result in the loss of the license. Requests for additional time to construct may be filed and are subject to review pursuant to FCC rules.

  Applications for wireless cable licenses are subject to approval by the FCC. There is no limit on the time that may elapse between filing the application with the FCC for a modification or new license and action thereon by the FCC. Once the FCC staff determines that the applications meet certain basic technical and legal qualifications, the staff then determines whether each application is proximate to transmit and receive-site locations of other applications. Those applications that would result in signal interference to other pending applications must then undergo a comparative selection process. The FCC's ITFS application selection process is based on a set of objective criteria that include whether an applicant is located in the community to be served and the number of students that will receive the applicant's educational programming. Thus, the outcome of the selection process when two or more qualified applicants are competing for the same channels lends itself to a degree of predictability that varies according to the circumstances.

  In 1985, the FCC established a lottery procedure for awarding MDS licenses. In 1990, the FCC established a filing "window" system for new multichannel MDS (MMDS) applications. The FCC's selection among more than one acceptable MMDS applications filed during the same filing window was determined by a lottery. Generally, once an MMDS application is selected by the FCC and the applicant resolves any deficiencies identified by the FCC, a conditional license is issued, allowing construction of the station to commerce. Construction generally must be completed within one year of the date of grant of the conditional license, in the case of MMDS channels, or 19 months, in the case of ITFS channels. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of an MMDS conditional license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of an MMDS license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license, once the required license holding period has lapsed and certain other conditions are met.

  Application for renewal of MDS and ITFS licenses must be filed within a certain period prior to expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violations of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license.

  Wireless cable transmissions are governed by FCC regulations governing interference and reception quality.
These regulations specify important signal characteristics such as modulation (e.g., AM/FM) or encoding formats (e.g., analog or digital).

  The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable system requires the collection of a commercially viable number of channels operating with common technical characteristics. In order to commence operations in a particular market, the Company may be required to file applications with the FCC to modify licenses for unbuilt stations. In applying for these modifications, the Company must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of another wireless cable channel license holder. A wireless cable license holder generally is protected from interference within 35 miles of the transmission site. An ITFS license holder has protection to all of its receive sites, but only a 35 mile protected service area during excess capacity use by a wireless cable operator.

  The Cable Act. On October 5, 1992, Congress passed the Cable Act, which imposes greater regulation on hard-wire cable operators and permits regulation of prices in areas in which there is no "effective competition". The Cable Act directs the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by hard-wire cable operators. The legislation also provides for deregulation of hard-wire cable in a given market once other multi-channel video providers serve, in the aggregate, at least 15% of the cable franchise area. Rates charged by wireless cable operators, typically already lower than hard-wire cable rates, are not subject to regulation under the Cable Act.

  Under the retransmission consent provisions of the Cable Act and the FCC's implementing regulations, all multi-channel video providers (including both hard-wire and wireless cable) seeking to re-transmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless cable systems, are required under the Cable Act and the FCC's "must carry" rules to re-transmit a specified number of local commercial television or qualified community (low power) television signals.

  In May 1993, the FCC issued new regulations implementing the rate regulation provisions in the Cable Act. Hard-wire cable operators with rates above a price benchmark average for basic services were directed to reduce their rates by approximately 10%. In February 1994, the FCC announced that it would require hard-wire cable operators to implement a further reduction in rates of another 7%. On November 18, 1994, the FCC adopted some exceptions to its cable rate regulations. The FCC has also adopted regulations implementing the Cable Act that require hard-wire cable operators to establish standardized levels of customer service. The Company cannot predict what effect these regulations may have on the Company's price and service competitiveness in its proposed wireless cable markets.

  In February 1996, the Telecommunications Act was enacted. Pursuant to the Telecommunications Act, all cable rate regulation will be eliminated after three years, and for "small systems", as defined in the Telecommunications Act, and under certain other circumstances, rate regulation will be eliminated immediately. Until these sunset provisions go into effect, hard-wire cable operators will continue to be subject to rate regulations.

  While current FCC regulations are intended to promote the development of a competitive pay television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the industry, as a whole, and on the Company, in particular. In addition, a number of legal challenges to the Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could substantially increase the Company's operating costs, make some programming unavailable to the Company and otherwise have a material adverse effect on the wireless cable industry, as a whole, and the Company, in particular. Specifically, those sections of the Cable Act which prohibit discriminatory or unfair practices in the sale of satellite cable and satellite broadcast programming to competing multi-channel video programming distributors have been challenged. The Company's costs to acquire satellite cable and broadcast programming may be affected by the outcome of those challenges. Other aspects of the Cable Act that have been challenged are the Cable Act's provisions governing rate regulation and customer service standards to be met by hard-wire cable companies. The Cable Act empowered the FCC to regulate the subscription rates charged by hard-wire cable operators. As described above, the FCC recently issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for basic services. The Cable Act also empowered the FCC to establish certain minimum customer service standards to be maintained by hard-wire cable operators. These standards include prompt responses to customer telephone inquiries, reliable and timely installations and repairs and readily understandable billing practices. Should these provisions withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain an advantage over hard-wire cable operators in price and customer service practices could be diminished.

  Other Regulations. Because the use of coaxial cable by hard-wire cable operators requires a "right of way" to cross municipal streets, such operators must acquire a municipal franchise and pay municipal franchise fees. Since wireless cable uses FCC approved frequencies, no municipal right of way is required. Accordingly, wireless cable operators are not subject to municipal franchise fees. Hard-wire cable operators are also required to set aside public access channels for municipal and local resident use. Wireless cable operators are not subject to such requirements.

  Wireless cable license holders are subject to regulation by the FAA with respect to the construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

Company Employees

  The Company currently has no salaried employees. However, the Company's officers are performing all required business and administrative functions without pay. Should this Offering be successful, it is expected that the Company would employ approximately 25 persons by the close of 1998. The industries in which the Company operates require a high level of expertise in many positions. The Company does not anticipate any difficulty in attracting and retaining necessary personnel.

Cautionary Statement

  This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this Annual Report on Form 10-KSB, including, without limitation, those under "Proposed Acquisition", "Business Development Priority and Growth Strategy", "Business - Wireless Internet" above. Suct statements are subject to certain risks and undertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of equipment, changes in operating costs resulting from new technologies or inflation and the Company's ability to gain access to capital markets and/or commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-KSB that are referred to above. All forward-looking statements included in this Annual Report on Form 10-KSB and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 2.  Description of Property

  The Company owns small quantities of equipment and inventory relating to each of its business segments. The
Company leases approximately 650 square feet for its executive offices in Baton Rouge, Louisiana, for a monthly rental of $776. The Company expects to lease additional office space, as well as necessary transmitter space, as it launches each wireless cable system, each community television station and Wireless ISP.

Item 3.  Legal Proceedings

  The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.

Item 4.  Submission of Matters to Vote of Security Holders

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                        PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters

Market Information

  The Company's Common Stock began to trade on the OTC Electronic Bulletin Board ("OTCBB") under the symbol "MEME" in October 1997. Since trading in the Company's Common Stock began, the high and low bid prices for the Common Stock have been $2.50 and $.06 per share, respectively.
Such prices represent quotations between dealers without adjustment for retail mark-ups, retail mark-downs or commissions, and may not necessarily represent actual transactions. On May 20, 1998, the last reported bid and asked prices for the Company's Common Stock, as reported by the OTCBB, were $1.375 and $1.46875 per share, respectively.

Holders

  The approximate number of record holders of the Company's
Common Stock as of May 20, 1998, was 1,250.

Dividends

  The Company has never paid cash dividends on its Common Stock. The Company anticipates that any future earnings, of which there is no assurance, will be retained for development of the Company's businesses, and, therefore, it can be expected that no dividends on the Company's Common Stock will be declared in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

  The information required to furnished under this Item 6 will be furnished by amendment to this Annual Report on Form
10-KSB, which amendment is to be filed in the near future.

Item 7.  Financial Statements

  The financial statements required to furnished under this
Item 7 will be furnished by amendment to this Annual Report on Form 10-KSB, which amendment is to be filed in the near future.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  No change in, or disagreement with, the Company's independent auditor occurred during the fiscal year ended
December 31, 1997.

                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act

Directors and Executive Officers

  The following table sets forth the names of the current officers and directors of the Company.

Name                  Age     Position(s)

David M. Loflin(1)    40      President and Director
Waddell D. Loflin(1)  48      Vice President, Secretary
                                and Director
Richard N. Gill       40      Director
Ross S. Bravata       39      Director
Michael Cohn          40      Director
---------------
(1)  David M. Loflin and Waddell D. Loflin are brothers.

  The current officers and directors of the Company serve until the next annual meeting or until their respective successors are elected and qualified. All officers serve at the discretion of the Board of Directors. Family relationships between the Company's officers and directors are noted above. Certain information regarding the backgrounds of each of the officers and directors of the Company is set forth below.

  David M. Loflin, President and Director of the Company, has, for more than the past five years, owned and operated
Gulf Atlantic Communications, Inc. ("Gulf-Atlantic"), a
Baton Rouge, Louisiana-based wireless technology firm specializing in development of wireless cable systems and broadcast television stations. Gulf Atlantic has designed, constructed and operated two wireless cable systems: (1)
Baton Rouge, Louisiana, and (2) Selma, Alabama. Mr. Loflin developed and currently operates one television station, WTVK-TV11, Inc. (a Warner Brothers Network affiliate),
Channel 11 in Baton Rouge, Louisiana.  For over ten years,
Mr. Loflin has served as a consultant for Wireless One, one of the largest wireless communications firms in the United
States.  Mr. Loflin is a member of the Wireless Cable
Association International and the Community Broadcasters
Association.

  Waddell D. Loflin, Vice President, Secretary and Director of the Company, has, for more than the past five years, served as Vice President of Operations and Treasurer of Gulf Atlantic Communications, Inc. and WTVK-TV11, Inc., both in Baton Rouge, Louisiana. In addition, Mr. Loflin serves as Production Manager and Film Director for WTVK-TV11, Inc.
Mr. Loflin served as General Manager for Baton Rouge Television Company, Baton Rouge, Louisiana, a wireless cable system, where he directed the development and launch of such wireless cable system. Also, Mr. Loflin has devoted over five years to demographic research relating to the wireless cable industry. Mr. Loflin is a member of the Wireless Cable Association International and the Community Broadcasters Association. Mr. Loflin holds a B.A. degree in Social Sciences from Oglethorpe University, Atlanta, Georgia.

  Richard N. Gill, Director of the Company, has, for more than the past five years, served as Chairman of the Board, President and General Manager of Campti-Pleasant Hill Telephone Company, Inc., a Pleasant Hill, Louisiana-based independent telecommunications company involved in the cellular telephone service industry, the wireless cable industry and the Internet service provider industry. Mr. Gill currently serves on the Board of Directors of Artcrete, Inc., and is on the Advisory Board of Peoples State Bank, Pleasant Hill, Louisiana. Mr. Gill received a degree from the University of Southwestern Louisiana, Lafayette, Louisiana, where he currently serves as a member of the Industry Telecommunication Advisory Committee for the Electrical Engineering Department. Mr. Gill is a past-Chairman and current member of the Louisiana Telephone Association. Mr. Gill is also a member of the United States Telephone Association and the National Telephone Cooperative Association.

  Ross S. Bravata, Director of the Company, has, since 1981, worked for Novartis (formerly Ciba Corporation), in various positions, and currently serves as a Senior Control Systems Technician. In such capacity, Mr. Bravata supervises the service and maintenance of electronic instrumentation.
Since 1988, Mr. Bravata has served as a director and principal financial officer of CG Federal Credit Union, Baton Rouge, Louisiana. Also, Mr. Bravata has, since its inception in 1994, served as a director of Trinity's Restaurant, Inc. in Baton Rouge, Louisiana.

  Michael Cohn, Director of the Company, has, for 20 years, owned and operated Arrow Pest Control, Inc., Baton Rouge, Louisiana. In addition, Mr. Cohn owns Arrow Pest Control of New Orleans, Wilson and Sons Exterminating in Mobile, Alabama, and Premier Termite and Pest Control in Florida.

Executive Committee

  The Board of Directors of the Company has created an Executive Committee to facilitate Company management between regularly scheduled and special meetings of the full Board of Directors. David M. Loflin, Waddell D. Loflin and Ross
S. Bravata comprise the Executive Committee of the Board of Directors. The Company's Bylaws (Section 5.1) provide that the Executive Committee has the authority to exercise all powers of the Board of Directors, except the power to declare dividends, issue stock, recommend to shareholders any matter requiring shareholder approval, change the membership of any committee, fill the vacancies therein or discharge any committee member. The Executive Committee has taken action by unanimous written consent in lieu of a meeting four times, since its creation.

Executive Compensation

  None of the Company's officers received any cash, or other, compensation during Fiscal 97. Further, no Company officer will begin to receive cash compensation until such time as the payment of such compensation would not adversely affect the Company's operations and proposed development and expansion. No prediction can be made as to when cash compensation will begin to be paid to the Company's officers. It is expected that Mr. David M. Loflin, the Company's President, will be paid an annual salary of $120,000, at such time as the Company possesses adequate funds. Any other cash compensation paid to Company officers will be determined by the Board of Directors.

Indemnification of Directors and Officers

  The Company currently is seeking officer and director liability insurance, though none has been obtained as of the date of this Prospectus.

  Article X of the Articles of Incorporation of the Company provides that no director or officer of the Company shall be personally liable to the Company or its shareholders for damages for breach of fiduciary duty as a director officer; provided, however, that such provision shall not eliminate or limit the liability of a director or officer for (1) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (2) the payment of dividends in violation of law. Any repeal or modification of Article X shall be prospective only and shall not adversely affect any right or protection of a director or officer of the Company existing at the time of such repeal or modification for any breach covered by Article X which occurred prior to any such repeal or modification. The effect of Article X of the Company's Articles of Incorporation is that Company directors and officers will experience no monetary loss for damages arising out of actions taken (or not taken) in such capacities, except for damages arising out of intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of law.

  As permitted by Nevada law, the Company's Bylaws provide that the Company will indemnify its directors and officers against expense and liabilities they incur to defend, settle or satisfy any civil, including any action alleging negligence, or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are judged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compensation of Directors

  In March 1998, four of the Company's directors, Waddell Loflin, Ross S. Bravata, Richard N. Gill and Michael Cohn, were issued 20,000 shares each of Company Common Stock as a bonus for their services as directors, which shares were valued at $.80 per share. On the date of such issuances, the most recent closing bid price of the Common Stock of the Company was $.56 per share. The directors do not receive a fixed fee for their services as such.

Compliance with Section 16(a) of
the Securities Exchange Act

  The Company is not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

  The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer of the Company and each executive officer of the Company who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                 Summary Compensation Table

                    Annual Compensation

                                           Long
                                           term
                                           Compen-
                                           sation
                                           on
                                           Awards    All
                                  Other    of        Other
Name and                          Annual   Stock     Compen-
Principal  Year  Salary   Bonus   Compen-  Options   sation
Position    $       $       $     sation      #        $
---------  ----  ------   -----   -------  -------   -------

David M.   1997  $  -0-   $ -0-   $   -0-     0      $  -0-
 Loflin
 (Pres-
 ident
 [Prin-
 cipal
 Exec-
 utive
 Officer
 and
 Chief
 Acccount-
 ing
 Officer])

Waddell    1997  $  -0-   $ -0-   $   -0-     0      $  -0-
 D. Loflin
 (Vice
 Presi-
 dent,
 Secre-
 tary)


  In March 1998, four of the Company's directors, Waddell Loflin, Ross S. Bravata, Richard N. Gill and Michael Cohn, were issued 20,000 shares each of Company Common Stock as a bonus for their services as directors, which shares were valued at $.80 per share. On the date of such issuances, the most recent closing bid price of the Common Stock of the Company was $.56 per share.

Employment Contracts and Termination of Employment and
Change-in-Control Agreements

  The Company does not have any written employment contracts with respect to any of its executive officers. However, the Company expects to enter into employment contracts with certain of its key management personnel in the near future, although the terms of employment have yet to be determined.

  The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Option/SAR Grants in Last Fiscal Year

  The Company did not grant any options to any person during the fiscal year ended December 31, 1997. The Company has never granted any stock appreciation rights ("SARs"), nor does it expect to grant any SARs in the foreseeable future.

Item 11.  Security Ownership of Certain
           Beneficial Owners and Management

  The following table sets forth certain information as of May 20, 1998, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and (3) by all officers and directors of the Company, as a group.
On May 20, 1998, there were approximately 6,962,759 shares of Common Stock issued and outstanding.

Name and Address              Shares Owned       Percent
of Beneficial Owner           Beneficially        Owned
-------------------           ------------       -------

David M. Loflin                4,410,237          63.33%
8748 Quarters Lake Road
Baton Rouge, LA 70809

Waddell D. Loflin                324,249           4.66%
8748 Quarters Lake Road
Baton Rouge, LA 70809

Richard N. Gill                   20,000             *
8748 Quarters Lake Road
Baton Rouge, LA 70809

Ross S. Bravata                   62,887             *
8748 Quarters Lake Road
Baton Rouge, LA 70809

Michael Cohn                      40,000             *
8748 Quarters Lake Road
Baton Rouge, LA 70809

All officers and directors
 as a group (5 persons)        4,857,373          69.76%
-------------------
 *  Less than 1%.
(1) Based on 6,962,759 shares outstanding.

Item 12.  Certain Relationships and Related Transactions

Founders

  In November 1996, the Company's officers purchased a total of 1,800,000 shares of Company Common Stock for cash at $.10 per share, a total consideration of $1,800. Specifically, David M. Loflin, President and a director of the Company, purchased 1,600,000 shares and Waddell D. Loflin, Vice President, Secretary and a director of the Company, purchased 200,000 shares of Company Common Stock.

Joint Venture

  In January 1997, the Company entered into a joint venture with an affiliated company, Web One, Inc., to operate as a Wireless Internet Service Provider in Baton Rouge,
Louisiana. This joint venture has been abandoned with no profit or loss being allocated to the Company.

Loans by Officers

  In October 1996, David M. Loflin loaned, on two separate occasions, a total of $40,000 to MCTV, which loan is evidenced by a promissory note, bears interest at eight percent per annum and is payable on demand. In November
1996, Mr. Loflin loaned the sum of $20,000 to MCTV, which loan is evidenced by a promissory note, bears interest at eight percent per annum and is payable on demand.

  In January 1997, Mr. Loflin loaned the sum of $8,000 to the Company, which loan is evidenced by a promissory note, bears interest at eight percent per annum and is payable on demand. $5,000 of such loan has been repaid.

  In June 1997, Mr. Loflin loaned the sum of $13,500 to the Company, which loan is evidenced by a promissory note, bears interest at eight percent per annum and is payable on demand.

  Mr. Loflin has advised the Company that he does not intend to demand payment of such loans until such time as repayment would not adversely affect the financial position of the Company.

Subscription Agreements

  Effective December 20, 1996, the Company entered into a Subscription Agreement with its President, David M. Loflin, whereby the Company issued 1,578,512 shares of Common Stock to Mr. Loflin in exchange for assignments of licenses and leases of licenses of television channels and wireless cable television channels and options to acquire such assets, as follows: Monroe/Rayville, Louisiana (channel 26), Natchitoches, Louisiana (channel 38), Port Angeles, Washington (channels H1-2-3), Astoria, Oregon (channels H2-3), Sand Point, Utah (channels B1-2-3; C1-2-3), The Dalles, Oregon (channels B1-2-3; C1-2-3), and Fallon, Nevada (channels E1-2-3-4; H3)

  The assets acquired by the Company under such Subscription Agreement were valued at $1,826,873, which value was determined pursuant to a market report and appraisal as of December 20, 1996 (the "Appraisal"), delivered to the Company by Broadcast Services International, Inc., Sacramento, California. (See "Appraisal" hereunder for a full discussion of the Appraisal). Mr. Loflin's total acquisition costs of the assets underlying such Subscription Agreement are unknown. Accordingly, the financial statements of the Company attribute no value to such assets. See the second paragraph under "Appraisal" hereinbelow for a discussion of Mr. Loflin's acquisition costs of the assets vis-a-vis the appraised value of such assets.

  Effective December 20, 1996, the Company entered into a Subscription Agreement with its Vice President, Waddell D. Loflin, whereby the Company issued 104,249 shares of Common Stock to Mr. Loflin in exchange for an assignment of the license of television channel 36 in Bainbridge, Georgia.
The assets acquired by the Company under such Subscription Agreement were valued at $120,652, which value was determined pursuant to the Appraisal. Mr. Loflin's acquisition costs of the assets underlying such Subscription Agreement are unknown. Accordingly, the financial statements of the Company attribute no value to such assets. See the second paragraph under "Appraisal" hereinbelow for a discussion of Mr. Loflin's acquisition costs of the assets vis-a-vis the appraised value of such assets.

Reorganizations

  Effective December 31, 1996, the Company entered into an Agreement and Plan of Reorganization (the "WEI Reorganization") among the Company, Winter Entertainment, Inc., a Delaware corporation (WEI), and David M. Loflin, as WEI's sole shareholder, pursuant to which transaction WEI became a wholly-owned subsidiary of the Company. WEI owns and operates K13VE Channel 13 in Baton Rouge, Louisiana. Under the WEI Reorganization, Mr. Loflin received 227,336 shares of Company Common Stock in exchange for his shares of WEI common stock. The shares of WEI common stock acquired by the Company in the WEI Reorganization were valued at $263,106, which value was determined pursuant to the Appraisal. WEI's acquisition costs relating to the rights to K13VE Channel 13 were $6,750. In addition, WEI has capitalized a total of $10,587 in exploiting such channel rights, including station construction costs. See the second paragraph under "Appraisal" hereinbelow for a discussion of WEI's acquisition costs relating to K13VE Channel 13 vis-a-vis the appraised value thereof.

  Effective December 31, 1996, the Company entered into an Agreement and Plan of Reorganization (the "MCTV Reorganization") among the Company, Missouri Cable TV Corp., a Louisiana corporation (MCTV), and the shareholders of MCTV, pursuant to which transaction MCTV became a wholly-owned subsidiary of the Company. MCTV owns licenses and leases of licenses of wireless cable television channels in Poplar Bluff, Missouri, which system is ready for broadcast operations, and Lebanon, Missouri, which system has yet to be developed. Under the MCTV Reorganization, David M. Loflin, as a shareholder of MCTV, received 1,179,389 shares of Company Common Stock in exchange for his shares of MCTV common stock. The shares of MCTV common stock acquired by the Company from Mr. Loflin in the MCTV Reorganization were valued at $1,364,553. Also under the MCTV Reorganization, Ross S. Bravata, a director of the Company, received, as a shareholder of MCTV, 42,887 shares of Company Common Stock in exchange for his shares of MCTV common stock. The shares of MCTV common stock acquired by the Company from Mr. Bravata were valued at $49,620. In addition, Michael Cohn, a director of the Company, received, as a shareholder of MCTV, 53,608 shares of Company Common Stock in exchange for his shares of MCTV common stock. The shares of MCTV common stock acquired by the Company from Mr. Cohn were valued at $62,024. The value of the shares of MCTV common stock acquired by the Company from Messrs. Loflin, Bravata and Cohn under the MCTV Reorganization was determined pursuant to the Appraisal. MCTV acquired substantially all of its assets from Mr. David Loflin, whose acquisition costs of such assets were $179,611. The other shareholders of MCTV received their shares of MCTV common stock for nominal consideration.
Since acquiring its assets from Mr. Loflin, MCTV has capitalized an additional $22,722 in exploiting such assets. See the second paragraph under "Appraisal" hereinbelow for a discussion of Mr. Loflin's acquisition costs relating to MCTV's assets vis-a-vis the appraised value thereof.

Stock Purchase

  In March 1997, one of the Company's directors, Michael
Cohn, purchased 20,000 shares of Company Common Stock for cash in the amount of $50,000. At the time of such transaction, Mr. Cohn was not a director of the Company.

Stock Bonus

  In March 1998, four of the Company's directors, Waddell Loflin, Ross S. Bravata, Richard N. Gill and Michael Cohn, were issued 20,000 shares each of Company Common Stock as a bonus for their services as directors, which shares were valued at $.80 per share. On the date of such issuances, the most recent closing bid price of the Common Stock of the Company was $.56 per share.

Appraisal

  Background. The Appraisal was delivered to the Company by Broadcast Services International, Inc., a Sacramento, California-based communications appraisal firm. The report of BSI was based on 1990 Census Data. With respect to the wireless cable markets, the engineering studies relied upon by BSI indicate the number of households within the broadcast radius using the 1200 MHZ frequency. The 1200 MHZ frequency was assumed, due to BSI's experience that, given all of the variables that may be present in a market-by-market system build-out, the actual benchmark performance is more truly reflected by using the higher (1200 MHZ) frequency, such that the signal attenuation is not over-stated. Valuation formulas for the wireless cable markets of the Company were based on initial public offerings within the wireless cable industry during the past three years. The formulas used in evaluation of the Company's broadcast channels are based on recent sales and market evaluation techniques employed by the Community Broadcasters Association, among others.

  Use of Appraisal. At the Company's inception, the Company's Board of Directors adopted a plan that provided for the initial capitalization of the Company to be 6,000,000 shares of Common Stock. 1,800,000 of such shares were sold as founders' stock and the 360,000 shares which are the subject of this Prospectus were sold to ECA. The balance of such shares, 3,840,000 shares, were to be utilized to acquire the Company's assets, which assets were acquired pursuant to the Subscription Agreements with Mr. David Loflin and Mr. Waddell Loflin, the WEI Reorganization and the MCTV Reorganization. The Board of Directors utilized the Appraisal as a means to allocate the 3,840,000 shares among the assets underlying the referenced Subscription Agreements, the WEI Reorganization and the MCTV Reorganization, as follows:

Appraised Value                        Shares of Common
Historical Costof Assets Acquired Stock Issued of Assets

                                   Shares
                      Appraised    of
                      Value of     Common      Historical
                      Assets       Stock       Cost of
Transaction           Acquired     Issued      Assets

Subscription
  Agreement with
  David M. Loflin     $1,826,873   1,578,512   Unknown

Subscription
  Agreement with
  Waddell D. Loflin      120,652     104,249   Unknown

WEI Reorganization       263,106     227,336   $17,337

MCTV Reorganization    2,233,555   1,929,903   $202,333
                       ---------   ---------   --------

        Total         $4,444,186   3,840,000   $219,670

  The apparent $1.157 per share value was determined by dividing the 3,840,000 shares of Company Common Stock allocated by the Board of Directors for asset acquisition into the $4,444,186 total appraised value of the assets acquired. The Board of Directors utilized this apparent per share value for corporate purposes, that is, the determination of consideration received for the issuance of shares of Common Stock. However, the independent appraiser did not value the shares of Company Common Stock issued in consideration of the assets acquired. Rather, the independent appraiser valued only the assets acquired by the Company in the various transactions. The $1.157 per share figure was utilized by the Board of Directors primarily as a means of allocating the 3,840,000 shares among the four asset acquisition transactions consummated in completing its plan for the initial capitalization of the Company. Thus, the $1.157 figure, while utilized in two ways by the Board of Directors, was determined arbitrarily by the Board of Directors and is not based on any accounting or other financial criteria.

  The appraised value of the assets described above bears no relationship to the costs of such assets to the affiliates from whom they were acquired. Prospective purchasers of Units should note that it is possible that the Company would be unable to realize any of such asset's appraised value in a sale transaction.

Item 13.  Exhibits and Reports on Form 8-K

  (a)(1) Financial Statements

  The financial statements of the Company required to furnished under this Item 13 will be furnished by amendment to this Annual Report on Form 10-KSB, which amendment is to be filed in the near future.

  (a)(2) Exhibits

  None.

  (b) Reports on Form 8-K

  During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K, as follows: Date of
Event: 10/10/97, wherein the Company reported a change in business development priority. Such Current Report on Form
8-K is incorporated herein by this reference.

                        SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  MEDIA ENTERTAINMENT, INC.



                  By: /s/ David M. Loflin
                       David M. Loflin
                       President

In accordance with the Exchange Act, this report has ben signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David M. Loflin               Date: May 21, 1998
David M. Loflin
President (Principal
Executive Officer and
Principal Accounting
Officer) and Director


/s/ Waddell D. Loflin             Date: May 21, 1998
Waddell D. Loflin
Vice President and
Director


---------------------             Date: May 21, 1998
Ross S. Bravata
Director


/s/ Richard N. Gill               Date: May 21, 1998
Richard N. Gill
Director


/s/ Michael Cohn                  Date: May 21, 1998
Michael Cohn
Director