Form 10QSB
period 1998-03-31
MEDIA ENTERTAINMENT INC
filed 1998-05-27
CIK 1035398

Form 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1998

                             OR
[   ] Transition Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934

     For the transition period from ------- to -------

               Commission File No. 333-26385

                  Media Entertainment, Inc.
           (Exact Name of Small Business Issuer
                as Specified in its Charter)

           NEVADA                        72-1346591
(State or Other Jurisdiction of      (I.R.S. Employer
incorporation or organization)     Identification Number)

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

         Yes [  ]          No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                        Outstanding as
           Class                          of 5-26-98

Common Stock, $.0001 par value             6,962,759

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   Media Entertainment, Inc.
                                                    Page

Consolidated Balance Sheets as of March 31, 1998
(unaudited), and December 31, 1997 (unaudited)        3

Consolidated Statement of Operations for the
Three Months Ended March 31, 1998 and
1997 (unaudited)                                      5

Consolidated Statement of Cash Flows Three
Months Ended March 31, 1998 and 1997 (unaudited)      6

Notes to Consolidated Financial Statements            8

         MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                (a development stage company)
                 CONSOLIDATED BALANCE SHEET


                             12/31/97           3/31/98
                           (unaudited)        (unaudited)

ASSETS

CURRENT ASSETS
   Cash                     $     135         $      137
   Accounts receivable          5,933                840
   Prepaid expenses                 0                  0

     Total current assets       6,068                977

PROPERTY AND EQUIPMENT,
   net of accumulated
   depreciation of
   $2,116 and $2,645,
   respectively               194,804            197,562

INVESTMENT IN
 JOINT VENTURE                 13,100             13,100

INTANGIBLES
   Organization costs,
    net of accumulated
    amortization of
    $112 and $140,
    respectively                 457                429
   Licenses and rights
    to leases of licenses,
    net of accumulated
    amortization of
    $2,968 and $3,710,
    respectively              19,781             24,040

                              20,238             24,469

     Total assets           $234,210           $236,108

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to
    stockholder               83,000             83,000
   Accounts payable            2,033             53,183
   Accounts payable
    - affiliate               45,769             75,769
   Accrued interest            7,750             12,750

     Total current
      liabilities            138,552            224,702

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    6,424,000 and
    6,962,759 shares
    issued and
    outstanding,
    respectively                 642                696
   Additional paid-in
    capital                  998,466          1,145,312
   Deficit accumulated
    during the develop-
    ment stage              (598,843)          (935,704)
   Subscriptions
    receivable                  (860)              (860)
   Deferred compensation    (303,747)          (198,038)

                              95,658             11,406

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $234,210           $236,108

         MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                (a development stage company)
            CONSOLIDATED STATEMENT OF OPERATIONS

                                Three Months Ended
                                     March 31,
                             1998               1997
                          (unaudited)        (unaudited)

Revenue                    $   5,765          $     224

Expenses
   Depreciation and
    amortization               2,645                584
   Professional fees         239,573             74,181
   Rent                        3,182              3,826
   Salary                     85,900              6,756
   Other                      11,326              1,038

     Total Expenses          342,626             86,385

       Net loss           $( 336,861)          $(86,161)

       Loss per
        common share          $(.05)             $(.01)

Weighted average number
of shares outstanding      6,780,054          6,103,666

        MEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               (a development stage company)
           CONSOLIDATED STATEMENT OF CASH FLOWS

                       Three Months          Three Months
                          Ended                 Ended
                         3/31/98               3/31/97
                       (unaudited)            (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss             $(336,861)            $(  86,161)

   Adjustment to
    reconcile net
    loss to  net
    cash used in
    operating
    activities
      Depreciation             529                    176
      Amortization             770                    407
      Recognition of
       services
       performed
       for stock           266,108                 62,500
      Decrease
       (increase)
       in accounts
       payable                   0                     85
      Increase in
       pre-paids                 0                   (910)
      Increase in
       accounts payable
       and accruals         51,900                    892

           Net cash
            used in
            operating
            activities     (17,554)               (23,011)

CASH FLOWS FROM
INVESTING ACTIVITIES
   Purchase of
    equipment              (12,444)                (1,758)
   Investment in
    joint venture                0                 (2,500)
   Purchase of
    organization costs           0                      0
   Purchase of leases
    and rights to
    leases of licenses           0                 (5,000)

           Net cash
            used in
            investing
            activities     (12,444)                (9,258)

CASH FLOWS FROM
FINANCING ACTIVITIES
   Increase in note
    payable to
    stockholder                   0                  3,000
   Issuance of common
    stock                         0                 50,000
   Increase in open
    account payable to
    stockholder              30,000                      0
   Decrease in
    subscriptions
    receivable                    0                  1,300

           Net cash
            provided by
            financing
            activities       30,000                 54,300

              Net
               increase
               in cash            2                 22,031

Cash, beginning of period       135                 14,502

Cash, end of period             137                 36,533

Noncash investing and financing activities for the three months ended March 31, 1998 (unaudited):

- 400,000 shares issued for consulting and legal services to be performed valued at $40,000.
- 36,092 shares issued for communications consulting services to be performed valued at $34,400.
- 22,667 shares issued for internet and communications consulting services valued at $8,500.

                 MEDIA ENTERTAINMENT, INC.
               (a development stage company)
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Three Months Ended March 31, 1998
                       (Unaudited)

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

Beginning in October 1997, the Company's Board of Directors determined that the Company's business segment development priority would be: (1) Wireless Internet; (2) Community
Television; and (3) Wireless Cable.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 1998 and 1997, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries.
All material intercompany transactions and balances are eliminated.

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

Note 4.  Notes Payable to Shareholder

                                    March 31, 1998
                                      (unaudited)
Notes payable to majority
stockholder, interest
accrues at 8%, due on demand
and unsecured                           $83,000

In addition, during the three months ended March 31, 1998, the same stockholder advanced to the Company a total of $30,000 on open account, at 8% per annum, which is payable on demand.

Note 5.  Joint Venture

During the three months ended March 31, 1998, the Company incurred no further costs relating to the acquisition of the Joint Venture. As of March 31, 1998, the Joint Venture has had no operations.

Note 6.  Stock Issuances

During the three months ended March 31, 1998, the Company issued a total of 538,759 shares of common stock, as follows:

A. 400,000 shares were issued to prepay legal services, which shares were valued at $.10 per share, or $40,000 in the aggregate.

B. 36,092 shares were issued in payment of financial public relations and communications consulting services, which shares were valued at $.953125 per share, or $34,400, in the aggregate.

C. 22,667 shares were issued to prepay internet and communications consulting services, which shares were valued at $.375 per share, or $8,500, in the aggregate.

D. 80,000 shares were issued to four of the directors of the Company in payment for services rendered by such persons in their capacities as directors. These shares were valued at $.80 per share, or $64,000, in the aggregate. On the date of such issuances, the last closing bid price, as reported by the OTCBB, for the common stock of the Company was $.56 per share.

Note 7.  Subsequent Events

Subsequent to March 31, 1998, the Company entered into a selling agreement with Centex Securities, Inc., La Jolla, California, with respect to the private sale of 600,000 units of securities of the Company, at an offering price of $2.00 per unit. Each unit is comprised of two shares of common stock of the Company and one warrant to purchase one share each of the common stock of the Company at an exercise price of $2.00 per share. There is no assurance that such private offering will be successfully completed.

Item 2.  Management's Discussion and Analysis
          of Financial Condition
          and Results of Operations.

Background

The Company's primary focus is on the development and exploitation of a proprietary Wireless Internet Access
System.  In February 1998, the Company obtained its first
Wireless Internet customer in Baton Rouge, Louisiana.
Substantially all of the Company's business efforts and resources will, for the foreseeable future, be committed to its Wireless Internet business segment. In exploiting its Wireless Internet business opportunity, it is the Company's plan either (1) to acquire existing hard-wire dependent, dial-up Internet Service Providers [ISP] in various markets and "plug-in" its proprietary Wireless Internet Access
System or (2) construct a Wireless Internet Access Systems in particular markets. The Company is seeking capital with which to exploit its Wireless Internet technology.

The Company was incorporated on November 1, 1996, to act as a holding company primarily in the wireless cable and community (low power) television industries. To this end, the Company acquired Winter Entertainment, Inc. (WEI), which owns and operates a community (low power) television station in Baton Rouge, Louisiana, and Missouri Cable TV Corp.
(MCTV), which owns the licenses necessary to operate wireless cable systems in Poplar Bluff and Lebanon, Missouri, has acquired licenses and leases of licenses necessary to operate wireless cable systems in Port Angeles, Washington, Astoria, Oregon, Sand Point, Idaho, The Dalles, Oregon, and Fallon, Nevada, and has acquired licenses necessary to operate community (low power) television stations in Monroe/Rayville, Louisiana, Bainbridge, Georgia, and Natchitoches, Louisiana. References to the "Company" herein include WEI and MCTV, unless the context requires otherwise.

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

Results of Operations

   Three Months Ended March 31, 1998, versus Three Months Ended March 31, 1997. Revenues from the Company's operations for the three months ended March 31, 1998 ("Interim 98"), were $5,765 (unaudited) compared to revenues of $224 (unaudited) for the three months ended March 31, 1997 ("Interim 97"). During the current period, substantially all of the Company's revenues were generated by the Wireless Internet Segment. The Company expects that, during the second quarter of 1998, the Wireless Internet Segment will continue to increase revenues from operations. However, there is no assurance in this regard. The Company's net loss of $336,861 (unaudited) is attributable in large part to the issuance of 538,759 shares pursuant to various consulting agreements, which shares were valued at a total of $146,900. During Interim 98, approximately $200,000 of the Company's pre-paid consulting expenses (including previously issued shares for consulting services) was expensed. Similar expenses will be incurred during each remaining quarter of Fiscal 98.

   Wireless Internet Segment. The Wireless Internet Segment generated revenues of $5,500 (unaudited) during Interim 98. This Segment did not exist during Interim 97. The sale of a single Wireless DataLink System accounted for this Segment's revenues. The Company will continue to market its proprietary Wireless DataLink System, although the Company's primary focus during the remainder of Fiscal 98 will be on the exploitation of its proprietary Wireless Internet System.

   During Interim 98, the Company entered into a marketing agreement with a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto its Wireless Internet system, which marketing agreement will remain in place until such time as the proposed acquisition of such dial-up ISP is consummated, of which there is no assurance. (See "Liquidity and Capital Resources" below). Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with such dial-up ISP. Also, the Company has entered into a joint venture agreement to develop a Wireless Internet system in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the third quarter of Fiscal 98.

   The Company has completed the development of its own proprietary Wireless Internet Access System. It is the Company's intention to establish a Wireless ISP in as many U.S. cities as is possible in as short a time as is possible. The Company believes that it wil require between $60,000 and $200,000 ($50,000 for equipment and the balance for marketing and other general expenses), depending upon the size of a particular city, to commence Wireless ISP operations in a particular city. These estimates are not based on a specific study or market research conducted by the Company, but are based, instead, on the business experience of the Company's management, as well as general and informal market surveys conducted by the Company and others. There is no assurance that such estimates will be accurate. There is no assurance that the Company will possess sufficient capital with which to develop any market.

   Should funding be available, of which there is no assurance, the Company intends to commence construction and exploitation of its Wireless Internet System in Santa Fe,
New Mexico.  The Company is in need of approximately
$175,000 with which to commence such operations.  (See
"Liquidity and Capital Resources" below).

   Community Television Segment. Revenues from the operations of the Community Television Segment for Interim 98 were $265 (unaudited) compared to revenues of $224 (unaudited) for Interim 97. The Company expects that this segment's revenues will remain at Interim 98 levels for the remainder of Fiscal 98. The Company has received FCC authorization to increase the power of its currently operating station to its maximum legal limit. Should the Company be able to obtain necessary funds, of which there is no assurance, the Company intends to commit $20,000 to increase the power of such station, which would permit the Company's broadcast signal to reach approximately 120,000 additional households. It is expected that the commissions earned by K13VE from Video Catalog Channel sales originating from its broadcast area would increase proportionately to its increased number of households reached. There is no assurance that such will be the case.

   Wireless Cable Segment. The Company has only recently begun to take preliminary steps to attract subscribers in one of its wireless cable markets, Poplar Bluff, Missouri.
The Company expects that revenues, if any, will not exceed expenditures in its Wireless Cable Segment through Fiscal
98. During Interim 98, the Wireless Cable Segment had no activity. The Company's ability to attract customers, thereby generating revenues in this segment, and to expand its Wireless Cable Segment is wholly dependent upon its obtaining adequate capital. There is no assurance that any such capital will be available to the Company.

Liquidity and Capital Resources

   March 31, 1998. The Company remained in a substantially illiquid position throughout Interim 98. At March 31, 1998, the Company's working capital deficit was $223,725 (unaudited), compared to a working capital deficit at December 31, 1997, of $132,484 (audited). This continued deterioration in the Company's working capital deficit is attributable to the fact that no material revenues were generated by Company operations, during Interim 98. During Interim 98, one of the Company's officers, David M. Loflin, advanced to the Company a total of $30,000, which funds were used primarily for operating expenses of the Company and the purchase of equipment. Such advances were made on open account, bear interest at 8% per annum and are payable on demand. As of the date of this Quarterly Report on Form 10-QSB, the Company owed Mr. Loflin a total of $148,700, plus accrued and unpaid interest of approximately $12,750. The Company does not currently possess funds necessary to repay such loans. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of the loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse effect of the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no adverse affect on the Company's financial condition.

   During Interim 97, the Company issued shares of its Common Stock on four occasions:

      A. 400,000 shares were issued to prepay legal services, which shares were valued at $.10 per share, or $40,000 in the aggregate.

      B. 36,092 shares were issued in payment of financial public relations and communications consulting services, which shares were valued at $.953125 per share, or $34,400, in the aggregate.

      C. 22,667 shares were issued to prepay internet and communications consulting services, which shares were valued at $.375 per share, or $8,500, in the aggregate.

      D. 80,000 shares were issued to four of the directors of the Company in payment for services rendered by such persons in their capacities as directors. These shares were valued at $.80 per share, or $64,000, in the aggregate. On the date of such issuances, the last closing bid price, as reported by the OTCBB, for the common stock of the Company was $.56 per share.

   Current Private Offering. The Company, through Centex Securities, Inc., La Jolla, California, is currently conducting a private offering of units of its securities, in a maximum amount of $600,000. Each unit consists of two shares of Company common stock and one warrant to purchase one share of Company common stock at an exercise price of $2.00 per share. Each unit is offered at a purchase price of $2.00. There is no assurance that such private offering will be completed successfully.

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

      Santa Fe, New Mexico, Wireless ISP. Should the Company obtain $175,000 in capital, the Company intends to establish a Wireless ISP in Santa Fe, New Mexico, a city featuring flat terrain and few large trees. These topographical features will allow the Company to minimize operating costs therein. As of the date hereof, the Company had not made any commitment to launch a Wireless ISP operation in Santa Fe, although the Company intends to commence Wireless ISP such operations as soon as funds become available, of which there is no assurance. Without additional capital, the Company will be unable to establish any Wireless ISPs.

      Baton Rouge, Lousiana. During Interim 98, the Company entered into a marketing agreement with a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto its Wireless Internet system, which marketing agreement will remain in place until such time as the proposed acquisition of such dial-up ISP is consummated, of which there is no assurance. Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with such dial-up ISP.

      Monroe, Louisiana. Subsequent to March 31, 1998, the Company entered into a joint venture agreement to implement the Company's Wireless Internet System in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the third quarter of Fiscal 98.

   Cash Flows from Operating Activities. During Interim 98, the Company's operations used cash of $17,554 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $336,861 (unaudited), which offset a recognition of services performed for stock. The Company intends to recognize approximately $150,000 for services performed for stock each quarter during the remainder of Fiscal 98. The Company's use of cash in operations during Interim 97 is attributable primarily to the Company's net loss for such interim period. Without the successful completion of the its currently on-going private offering, the Company's management does not expect that operations for all of Fiscal 98 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to commence its proposed Wireless Internet operations. Without any such funding, it can be expected that the Company will not be able to generate positive cash flow from operations.

   Cash Flows from Investing Activities. Investing activities of the Company during Interim 98 used $12,444 (unaudited), all of which was for the purchase of equipment. In comparison, investing activities of the Company during Interim 97 used $9,258 (unaudited), including $1,758 (unaudited) for the purchase of equipment, $2,500 (unaudited) for an investment in a joint venture and $5,000 (unaudited) for the purchase of licenses and rights to leases of licenses. The Company's management is unable to predict whether investing activities will provide cash during the remainder of Fiscal 98. This uncertainty is due to uncertainty as to the success of the currently on-going private offering of the Company or the securing of other financing commitment. Absent any such funding, it is expected that investing activities will continue to use the Company's cash.

   Cash Flows from Financing Activities. Financing activities of the Company provided $30,000 (unaudited) in cash during Interim 98, compared to Interim 97 when financing activities provided $54,300 (unaudited) in cash. All of the cash during the current period was the result of advances to the Company by a shareholder on open account. The sale of 20,000 shares of Company Common Stock for a total of $50,000 in cash provided substantially all of the balance of cash from financing activities, during Interim
97. The Company's currently on-going private offering of securities is the primary means of securing capital presently available to the Company. Should the Company have success in this regard, cash provided by financing activities can be expected to be substantially higher during the second quarter of Fiscal 98. However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

   Non-Cash Investing Activities. During Interim 98, the Company's non-cash investing and financing activities included the following: (A) the issuance of 400,000 shares of Common Stock in consideration of consulting and legal services to be performed, which shares were valued at $40,000, in the aggregate; (B) the issuance of 36,092 shares of Common Stock in consideration of consulting services to be performed, which shares were valued at $.953125 per share, or $34,400, in the aggregate; and (C) the issuance of 22,667 shares of Common Stock in consideration of internet and communications consulting services to be performed, which shares were valued at $.375 per share, or $8,500, in the aggregate.

Management's Plans Relating to Future Liquidity

It is management's opinion that the Company will be unable to improve its current liquidity position without an infusion of cash in an amount of not less than $200,000.
The Company's current operations will be unable, on their own, to alleviate the Company's current lack of liquidity. Management believes it will be able to mitigate the effects of its current financial condition in one or more of the following ways: (1) the Company could receive up to $600,000 upon the successful completion of its currently on-going private offering of securities, of which there is no assurance; (2) the Company is currently seeking, and will continue in the future to seek, a bank loan in an amount of not less than $200,000; (3) the Company will attempt to locate one or more joint venture partners with whom the Company would develop one or more of its proposed Wireless ISP markets; or (4) the Company will pursue and other means of financing its plan of business that may become available. NO PREDICTION CAN BE MADE AS TO THE LIKELIHOOD THAT THE COMPANY WILL BE SUCCESSFUL IN OBTAINING NEEDED FINANCING. However, management believes that it will be successful in obtaining needed funding in the near term. This belief is based on management's discussions with the selling agent for its currently on-going private offering of securities. Should one of the described financing transactions be consummated, of which there is no assurance, the Company's management believes that the operations that are commenced with the obtained funds will be able to generate sufficient cash flow to sustain the Company's activities through Fiscal
98.  There is no assurance that such will be the case.

Capital Expenditures

During the remainder of Fiscal 98, the Company expects to apply substantially all of its available capital to the construction of one or more of its Wireless ISP markets (an average of approximately $175,000 per system) and the acquisition of one or more existing dial-up ISPs in Baton
Rouge, Louisiana, and other, as-yet unidentified markets.
There is no assurance that any of the necessary capital for such proposed activities will be available.

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

During the three months ended March 31, 1998, the Company issued unregistered securities on four occasions, as follows:

1. (a) Securities Sold. On January 16, 1998, the Company issued 400,000 shares of its Common Stock.
    (b) Underwriters and Other Purchasers. Such shares were issued to Newlan & Newlan, Attorneys at Law.
    (c) Consideration. Such shares were issued in payment of consulting services.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
    (e)  Terms of Conversion or Exercise.  Not applicable.

2. (a) Securities Sold. On February 17, 1998, the Company issued 36,092 shares of its Common Stock.
    (b) Underwriters and Other Purchasers. Such shares were issued to Langley Downey Entertainment, Inc.
    (c) Consideration. Such shares were issued in payment of consulting services.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
    (e)  Terms of Conversion or Exercise.  Not applicable.

3. (a) Securities Sold. On March 20, 1998, the Company issued 22,667 shares of its Common Stock.
    (b) Underwriters and Other Purchasers. Such shares were issued to Geoff Newlan, d/b/a jara.com productions.
    (c) Consideration. Such shares were issued in payment of consulting services.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
    (e)  Terms of Conversion or Exercise.  Not applicable.

4. (a) Securities Sold. On March 21, 1998, the Company issued 80,000 shares of its Common Stock.
    (b) Underwriters and Other Purchasers. Such shares were issued to Waddell D. Loflin (20,000 shares), Ross S. Bravata (20,000 shares), Richard N. Gill (20,000 shares) and Michael Cohn (20,000 shares).
    (c) Consideration. Such shares were issued in payment of services rendered to the Company as directors.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
    (e)  Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

None.

(a)  Exhibits.

None.

(b)  Reports on From 8-K.

No Current Report on Form 8-K was filed during the three months ended March 31, 1998.

                         SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 1998.

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
     David M. Loflin
     President and
     Principal Financial Officer