Form 10KSB/A
period 1997-12-31
INTERNET MEDIA CORP
filed 1998-07-28
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        Form 10-KSB/A

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended
         December 31, 1997

[     ]  Transition Report Under Section 13 or
         15(d) of the Securities Exchange Act of
         1934 for the Transition Period From ----- to -----

                Commission File No. 333-26385

                 Internet Media Corporation
         (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   Media Entertainment, Inc.
             (FORMER NAME OF SMALL BUSINESS ISSUER)

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

Title of Each Class            Name of Exchange
                               on Which Registered

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $596.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of July 20, 1998, was approximately $3,215,245.

The number of shares outstanding of the issuer's common equity as of July 20, 1998, was 7,005,120 shares of common stock, par value $.0001.

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

In July 1998, the Company changed its name to "Internet Media Corporation". The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company primarily in the wireless cable and community (low power) television industries. To this end, the Company acquired Winter Entertainment, Inc.
(WEI), which owns and operates a community (low power) television station in Baton Rouge, Louisiana, and Missouri Cable TV Corp. (MCTV), which owns the licenses necessary to operate wireless cable systems in Poplar Bluff and Lebanon, Missouri, has acquired licenses and leases of licenses necessary to operate wireless cable systems in Port Angeles, Washington, Astoria, Oregon, Sand Point, Idaho, The Dalles, Oregon, and Fallon, Nevada, and has acquired licenses necessary to operate community (low power) television stations in Monroe/Rayville, Louisiana, Bainbridge, Georgia, and Natchitoches, Louisiana. The Company has, for the foreseeable future, abandoned its efforts to develop its wireless cable properties, due to current market conditions. (See "Business Development Priority and Growth Strategy" hereunder).

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

Business Development Priority and Growth Strategy

Business Development Priority. In October 1997, the Executive Committee of the Board of Directors of the Company approved a change in the Company's priority of business development opportunities. The Company's new development priority became (1) Wireless Internet; (2) community (low power) television; and (3) wireless cable television. The change in development priority is a result of the unexpectedly rapid completion of a market-ready version of the Company's proprietary Wireless Internet Access System.

In July 1998, the Company's Executive Committee of the Board of Directors approved a further refinement of the Company's development strategy. The Executive Committee determined that the Company will discontinue all efforts directed towards the establishment of its wireless cable business. This determination was based primarily on the wireless cable industry's current depressed state, which has rendered the Company's wireless cable business plan essentially impossible. Nevertheless, the Company believes that its wireless cable channel rights possess great potential future value for use in the Company's Wireless Internet business, at such time as the Federal Communications Commission grants permission for two-way communications on the wireless cable spectra, or the medium is de-reglated, which the Company expects to occur shortly after the turn of the century. However, no prediction can be made in this regard.

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

The Company, through a marketing agreement with Intersurf, has begun to place customers onto its Wireless Internet System, which marketing agreement will remain in place until such time as the acquisition of Intersurf is consummated, of which there is no assurance. (See "Proposed Acquisitions" above). Should the Intersurf acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with Intersurf. Also, the Company has entered into a joint venture to develop a Wireless Internet System in Monroe, Louisiana. The Company expects that the Monroe, Louisiana, joint venture will begin operations during the third quarter of 1998.

Marketing. In marketing its Wireless ISP services, the Company will emphasize the superior connection to the Internet offered by its equipment, the low price relative to the quality of the Internet connection, the mobility of the Internet connection and the ability to gain access to the Internet without dealing with the local telephone company. In publicizing its product, the Company expects to employ a significant amount of radio advertising in the majority of markets. Additional media, such as television, direct mail and door-to-door sales, will be employed in some, but not all, markets, depending on a particular market's economic and social characteristics. The Company believes this flexibility will allow it to maximize the effectiveness of its advertising expenditures. There is no assurance that this plan of marketing will be successful.

Competition

Traditional (telephone-line-dependent) ISPs are currently engaged in severe competition for market share, particularly in the larger markets of the U.S. It can be expected that many competitors will possess far greater resources, financial and otherwise, than does the Company. It is possible that the Company will, at first, focus its efforts on smaller markets, due to the perceived potential for higher rates of return. However, no final determination in this regard has been made. There is no assurance that the Company will be able to compete successfully in any of its Wireless ISP markets.

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

Community Television Industry Trends

The Company believes that community television is in the right position at a very dynamic time in the television broadcasting market place. With the ever-growing number of cable (hard-wire and wireless) channels in most markets, coupled with the lack of programming available for channel slots past the 70-channel mark, there appears to be room available on such cable systems for additional stations. This availability of channel room on cable systems has the effect of giving community television far greater area coverage than could be achieved solely by broadcasting a signal. The potential for community television stations to achieve historically high revenues exists, if a particular market and/or region can be exploited effectively. Nevertheless, the future of community television is somewhat unclear, in the face of the U.S. government's recent High-Definition-television-broadcast mandate. If unchanged, this mandate would require all television broadcasters to begin all-digital broadcasts by the year 2002. This mandate would have a materially adverse affect on community television broadcasters. However, this mandate has come under severe criticism from private industry and it remains uncertain whether this mandate will remain in its current form. Management of the Company believes that it is likely that manufacturers will, when this mandate is finalized, be required to include an adapter capable of receiving community television broadcasts on each High Definition television. No prediction can be made with respect to the final provisions of this mandate.

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

Baton Rouge, Louisiana. K13VE, Channel 13, the Company's Baton Rouge, Louisiana, community television station, has been broadcasting since January 1996, as an affiliate of the Video Catalog Channel. The Company's current broadcast signal reaches approximately 30,000 households. At some as-yet determined time in the future, the Company intends to commit $20,000 to increase the power of such station to its maximum legal limit, which would permit the Company's broadcast signal to reach approximately 150,000 households. It is expected that the commissions earned by K13VE from Video Catalog Channel sales originating from its broadcast area will increase proportionately to its increased number of households reached. There is no assurance that such will be the case.

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

Competition

Community television stations compete for advertising revenue in their markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media, as well. Such competition is intense. In addition, competition for programming, management personnel and network affiliations is severe. There is no assurance that the Company's community television channels, once built, of which there is no assurance, will be able to compete effectively in their respective markets.

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

Control of the Company. As of July 13, 1998, the Company's directors and executive officers owned approximately 68.07% of the Company's outstanding shares of Common Stock. Accordingly, these shareholders will continue to be able to elect the Company's directors and thereby control the management policies of the Company, as well as determine the outcome of corporate actions requiring shareholder approval by majority action, regardless of how other shareholders of the Company may vote. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting rights of other holders of Common Stock.

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

Need for Future Financing. To date, the Company has received $300,000 under a $600,000 private offering of securities. However, the Company is in need of additional financing to exploit fully its business opportunities.
There is no assurance that the Company will be able to locate such additional financing or, if found, that such financing would be on terms favorable to the Company.

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

High Definition Television Broadcast Mandate. The future of community television is somewhat unclear, in the face of the U.S. government's recent High-Definition-television-broadcast mandate. If unchanged, this mandate would require all television broadcasters to begin all-digital broadcasts by the year 2002. This mandate would have a materially adverse affect on community television broadcasters, including the Company. However, this mandate has come under severe criticism from private industry and it remains uncertain whether this mandate will remain in its current form. Management of the Company believes that it is likely that manufacturers will, when this mandate is finalized, be required to include an adapter capable of receiving community television broadcasts on each High Definition television. No prediction can be made with respect to the final provisions of this mandate and the effects on the community television industry, in general, and the Company, in particular.

Possible Volatility of Market for Common Stock. The market prices for securities of newly public companies have, historically, been highly volatile. Future announcements concerning the Company or its competitors, including operating results, technological innovations and government regulations, could have a significant impact on the market price of the Common Stock, increasing possible volatility.

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

Other Regulations. The future of community television is somewhat unclear, in the face of the U.S. government's recent High-Definition-television-broadcast mandate. If unchanged, this mandate would require all television broadcasters to begin all-digital broadcasts by the year 2002. This mandate would have a materially adverse affect on community television broadcasters. However, this mandate has come under severe criticism from private industry and it remains uncertain whether this mandate will remain in its current form. Management of the Company believes that it is likely that manufacturers will, when this mandate is finalized, be required to include an adapter capable of receiving community television broadcasts on each High Definition television. No prediction can be made with respect to the final provisions of this mandate.

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

Company Employees

The Company currently has no salaried employees. However, the Company's officers are performing all required business and administrative functions without pay. Should the Company receive the balance ($300,000) of its currently on-going private offering, it is expected that the Company would employ approximately 25 persons by the close of 1998.
The industries in which the Company operates require a high level of expertise in many positions. The Company does not anticipate any difficulty in attracting and retaining necessary personnel.

Cautionary Statement

This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this Annual Report on Form 10-KSB, including, without limitation, those under "Proposed Acquisitions", and "Business Development Priority and Growth Strategy", "Business - Wireless Internet" above. Suct statements are subject to certain risks and undertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of equipment, changes in operating costs resulting from new technologies or inflation and the Company's ability to gain access to capital markets and/or commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-KSB that are referred to above. All forward-looking statements included in this Annual Report on Form 10-KSB and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 2.  Description of Property

General. The Company owns small quantities of equipment and inventory relating to each of its business segments. The Company leases approximately 650 square feet for its executive offices in Baton Rouge, Louisiana, for a monthly rental of $776. The Company expects to lease additional office space, as well as necessary transmitter space, as it launches each wireless cable system, each community television station and Wireless ISP.

Wireless Cable Properties. The Company currently holds the rights to wireless cable channels in Poplar Bluff, Missouri, Lebanon, Missouri, Port Angeles, Washington, The Dalles, Oregon, Sand Point, Idaho, Fallon, Nevada, and Astoria, Oregon. The Company has, for the foreseeable future, abandoned its efforts to develop its wireless cable properties, due to current market conditions.

The Company's wireless cable systems in Poplar Bluff and Lebanon, Missouri, are based on low power television channels rather than on the 2500-2700 MHz channels specifically allocated by the FCC to wireless cable. In
Poplar Bluff, the Company holds the rights to leases of eight low power television channels, channels 26, 28, 31, 35, 56, 59, 61, 68. In Lebanon, the Company holds the rights to leases of eight low power television channels, channels 18, 29, 31, 40, 51, 53, 55 and 59.

The Company holds the rights to leases of three wireless cable channels in Port Angeles, Washington, channels H1, H2 and H3; the rights to leases of six wireless cable channels in The Dalles, Oregon, channels B1-2-3 and C1-2-3; the rights to leases of six wireless cable channels in Sand
Point, Idaho, channels B1-2-3 and C1-2-3. the rights to leases of five wireless cable channels in Fallon, Nevada, channels E1-2-3-4 and H3; the rights to leases of two wireless cable channels in Astoria, Oregon, channels H2 and H3.

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

                          PART II

Item 5.  Market for Common Equity and Related
          Stockholder Matters

Market Information

The Company's Common Stock began to trade on the OTC
Electronic Bulletin Board ("OTCBB") under the symbol "MEME" in October 1997. Since trading in the Company's Common
Stock began, the high and low bid prices for the Common
Stock have been $2.50 and $.06 per share, respectively.
Such prices represent quotations between dealers without adjustment for retail mark-ups, retail mark-downs or commissions, and may not necessarily represent actual transactions. On July 20, 1998, the last reported bid and asked prices for the Company's Common Stock, as reported by the OTCBB, were $1.40625 and $1.46875 per share, respectively.

Holders

The approximate number of record holders of the Company's
Common Stock as of July 20, 1998, was 1,060, holding
7,005,120 shares.

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

Item 6.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Background

The Company's primary focus is on the development and exploitation of its proprietary Wireless Internet Access System. In February 1998, the Company obtained its first Wireless Internet customer in Baton Rouge, Louisiana. The Executive Committee of the Board of Directors has determined that substantially all of the Company's business efforts and resources will, for the foreseeable future, be committed to its Wireless Internet business segment. In exploiting its Wireless Internet business opportunity, it is the Company's plan either (1) to acquire an existing hard-wire-dependent, dial-up Internet Service Provider [ISP] in a particular market and "plug-in" its proprietary Wireless Internet System or (2) to construct a Wireless Internet Access System in a particular market. The Company has obtained, and continues to seek, capital with which to exploit its Wireless Internet technology.

In July 1998, the Company changed its name to "Internet Media Corporation". The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company primarily in the wireless cable and community (low power) television industries. To this end, the Company acquired Winter Entertainment, Inc.
(WEI), which owns and operates a community (low power) television station in Baton Rouge, Louisiana, and Missouri Cable TV Corp. (MCTV), which owns the licenses necessary to operate wireless cable systems in Poplar Bluff and Lebanon, Missouri, has acquired licenses and leases of licenses necessary to operate wireless cable systems in Port Angeles, Washington, Astoria, Oregon, Sand Point, Idaho, The Dalles, Oregon, and Fallon, Nevada, and has acquired licenses necessary to operate community (low power) television stations in Monroe/Rayville and Natchitoches, Louisiana, and Bainbridge, Georgia. By resolution of the Executive Committee of the Board of Directors, the Company has, for the foreseeable future, abandoned its efforts to develop its wireless cable properties, due to current market conditions.

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

Results of Operations

Year Ended December 31, 1997, versus Year Ended
 December 31, 1996.

General.  During the years ended December 31, 1997 ("Fiscal
97"), and December 31, 1996 ("Fiscal 96"), all of the
Company's revenues were generated by the Community
Television Segment.  Since the end of Fiscal 97, the
Company's Wireless Internet Segment has begun to generate substantially all of the Company's revenues. As discussed above, the Company has determined to cease, for the foreseeable future, activities in its Wireless Cable
Segment.

For Fiscal 1997, the Company suffered a net loss of $624,804 compared to a net loss of $24,237 for Fiscal 96. The net loss for Fiscal 97 is attributable in large measure to the issuance of shares of Company common stock pursuant to various consulting agreements. During Fiscal 97, a total of 404,000 shares were issued to consultants, which shares have been valued for financial accounting purposes at $750,000, in the aggregate. During Fiscal 97, $438,111 of such $750,000 was expensed. During Fiscal 96, no shares were issued for consulting services. Since December 31, 1997, the Company has issued a total of 495,759 shares under various consulting agreements, which shares have been valued for financial accounting purposes at $156,900, in the aggregate. For the remainder of the year to end December 31, 1998 ("Fiscal 98") and for the first month of 1999, the Company expects to expense approximately $13,000 of such $156,900, during each month. Also since December 31, 1997, the Company has issued a total of 80,000 shares of common stock to certain of its directors. These shares were valued at $.80 per share; prior to these issuances, the last closing bid price for the common stock was $.56 per share.

Wireless Internet Segment. The Company formed the Wireless Internet Segment during Fiscal 97. During Fiscal 97, the Wireless Internet Segment did not generate any revenues and incurred a net loss of approximately $9,200 for the period. During the first half of Fiscal 98, this segment began to generate revenues. Should the Company acquire one or more existing Internet Service Providers (ISP), the Company's management expects that this segment could generate positive cash flows from operations, during the remainder of Fiscal
98. On the other hand, should the Company build-out and start-up one or mor Wireless Internet Systems, management expects this segment not to achieve positive cash flow during Fiscal 98. However, no prediction as to future cash flow and profitability of the Wireless Internet Segment can be made.

Community Television Segment. For Fiscal 96 and Fiscal 97, the Company's only revenues were derived from the operations of its community television station in Baton Rouge, Louisiana, call sign: K13VE, Channel 13, which station has been engaged in broadcast operations since January 1996.
For Fiscal 97, the Community Television Segment had revenues of approximately $600 and a net loss of approximately $2,700, compared to revenues of $3,337 and a net loss of $1,217 for Fiscal 96. The Company expects that the lower Community Television Segment revenues of Fiscal 97 will continue for the foreseeable future, due to the Company's decision to focus its resources on the development of its Wireless Internet Segment. K13VE is, and since the start of its broadcast operations has been, an affiliate of the Video Catalog Channel, a video merchandise sales firm. The Community Television Segment derives revenues from commissions on sales made by the Video Catalog Channel originating from zip codes within K13VE's principal broadcast coverage area. The Community Television Segment earns a commission equal to 10% of such sales (less returns) as are attributable to its broadcast area. The Company expects that K13VE will continue to operate in a similar manner through the remainder of 1998. However, should K13VE have an opportunity to become an affiliate of a national broadcast network, such as FOX or UPN, it can be expected that it would take advantage of such opportunity. To date, no such opportunity has been presented to K13VE, and there is no assurance that any such opportunity will arise.

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

During Fiscal 97, the Company investigated the possibility of establishing a network of independent community television stations around the U.S. The Company believes such a network to be a viable business, but will not pursue the network's development until such time as the Wireless
Internet Segment has been more fully developed. In any event, there is no assurance that the Company will be successful in establishing such a television network.

Wireless Cable Segment.  For Fiscal 96 and Fiscal 97, the
Wireless Cable Segment had no activity, other than to acquire certain assets. As described above under "Item 1.
Description of Business", the Company has determined to cease, for the foreseeable future, its Wireless Cable activities.

Three Months Ended March 31, 1998, versus Three Months Ended March 31, 1997. Revenues from the Company's operations for the three months ended March 31, 1998 ("Interim 98"), were $5,765 (unaudited) compared to revenues of $224 (unaudited) for the three months ended March 31, 1997 ("Interim 97"). During the current period, substantially all of the Company's revenues were generated by the Wireless Internet Segment. The Company expects that, during the second quarter of 1998, the Wireless Internet Segment will continue to increase revenues from operations. However, there is no assurance in this regard. The Company's net loss of $214,329 (unaudited) is attributable in large part to the issuance of 538,759 shares pursuant to various consulting agreements, which shares were valued at a total of $127,701. During Interim 98, approximately $161,174 of the Company's pre-paid consulting expenses (including previously issued shares for consulting services) was expensed. Similar expenses will be incurred during each remaining quarter of Fiscal 98.

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

During Interim 98, the Company entered into a marketing agreement with Intersurf, a Baton Rouge, Louisiana, dial-up
ISP, and has begun to place customers onto the Company's
Wireless Internet System, which marketing agreement will remain in place until such time as the proposed acquisition of Intersurf is consummated or abandoned. (See "Liquidity and Capital Resources" below). Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with Intersurf. Also, the Company has entered into a joint venture agreement to develop a Wireless Internet system in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the third quarter of Fiscal 98.

Community Television Segment. Revenues from the operations of the Community Television Segment for Interim 98 were $265 (unaudited) compared to revenues of $224 (unaudited) for Interim 97. The Company expects that this segment's revenues will remain at Interim 98 levels for the remainder of Fiscal 98.

Wireless Cable Segment.  For Interim 97 and Interim 98, the
Wireless Cable Segment had no activity. As described above under "Item 1. Description of Business", the Company has determined to cease, for the foreseeable future, its Wireless Cable activities. Future public disclosure documents of the Company will reflect this cessation of the Wireless Cable Segment.

Liquidity and Capital Resources

December 31, 1997. From its inception (November 1996) through June 1998, the Company required little capital with which to operate and had, throughout such period of time, a significant working capital deficit. At December 31, 1997, the Company's working capital deficit was $198,714 compared to a working capital deficit of $46,077 at December 31, 1996. During Fiscal 97, the Company's President, David M. Loflin, loaned to the Company a total of $66,282, which funds were used primarily for operating expenses of the Company. All of such funds were advanced on open account and bear interest at 8% per annum and are payable on demand.
The Company does not currently possess funds necessary to repay any of the funds to Mr. Loflin. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of such loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse affect on the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no materially adverse effect on the Company's financial condition. During Fiscal 97, none of the officers of the Company was paid a salary, nor did any officer's salary accrue. Until June 1998, the Company suffered an extreme lack of liquidity, and attendant working capital deficit. In June 1998, the Company obtained $300,000 under a $600,000 private offering of its equity securities, the balance of which offering is expected to have been secured by the end of August 1998, although there is no assurance in this regard. With the infusion of funds, the Company has been able to bring its accounts current and to proceed with the establishment of a Wireless Internet System in Santa Fe, New Mexico. The Company does not expect that it will be able to accumulate working capital through operations; rather, it is expected that funds obtained in private sales of its equity securities will provide working capital to the Company for the remainder of Fiscal 98 and the first half of 1999. It should be noted that there can be no assurance given that the Company will be able to secure necessary funds.

During Fiscal 96, the Company utilized shares of its Common
Stock to acquire all of its currently-held assets.  During
Fiscal 97, the Company did not acquire significant additional assets. However, during the remainder of Fiscal
98, the Company expects to acquire a relatively substantial amount of equipment as its establishes Wireless Internet
Systems or acquires existing ISPs, as the case may be.

Proposed Acquisitions. In March 1998, the Company entered into a letter of intent to acquire Intersurf, the second largest dial-up ISP in Baton Rouge, Louisiana. The Company anticipates that it will enter into a definitive acquisition agreement in the near future, although no assurance can be made that such will be the case. A portion of the proceeds of its currently on-going private offering are designated
for use in the acquisition of Intersurf.   Without the
proceeds of this private offering, it is expected that the Company will not possess capital with which to acquire Intersurf.

Recently, the Company reached an informal understanding with the owner of an additional dial-up ISP (name undisclosed by agreement) in Baton Rouge, Louisiana, with respect to the Company's acquisition of such dial-up ISP. The extent of the understanding is that the owner is amenable to selling this dial-up ISP to the Company and the Company is amenable to investigating a possible acquisition; no specific terms of acquisition have been negotiated. The Company believes that this dial-up ISP has approximately 450 customers and is operating profitably, although the Company has not confirmed its beliefs in this regard. The Company expects that it will be able to acquire this dial-up ISP for approximately $60,000 in cash. However, without the proceeds of its currently on-going private offering, the Company will not possess capital with which to acquire this dial-up ISP.

Wireless Internet Markets. The Company has completed the development of its own proprietary Wireless Internet System. It is the Company's intention to establish a Wireless Internet System in as many U.S. cities as is possible in as short a time as is possible. The Company believes that it will require between $60,000 and $200,000 ($50,000 for equipment and the balance for marketing and other general expenses), depending upon the size of a particular city, to commence Wireless ISP operations in a particular city.
These estimates are not based on a specific study or market research conducted by the Company, but are based, instead, on the business experience of the Company's management, as well as general and informal market surveys conducted by the Company and others. There is no assurance that such estimates will be accurate. There is no assurance that the Company will possess sufficient capital with which to develop any market.

Establishment of New Wireless Internet Systems;
Acquisitions. The Company is pursuing opportunities in Baton Rouge, Louisiana, and Santa Fe, New Mexico. The currently on-going private offering, if completed, will provide sufficient capital to permit at least one of these transactions to be completed, and it is possible, depending on the terms negotiated, that the Company could complete both of proposed transactions.

Baton Rouge, Louisiana. During Interim 98, the Company entered into a marketing agreement with Intersurf, a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto the Company's Wireless Internet System, which marketing agreement will remain in place until such time as the proposed acquisition of Intersurf can be consummated or abandoned. Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with Intersurf.

Santa Fe, New Mexico. With the first increment of funding received under its currently on-going private offering, the Company has begun to establish a Wireless ISP in Santa Fe, New Mexico. While conducting such activities, the Company has explored the potential acquisition of a Santa Fe-based dial-up ISP, into which the Company would essentially "plug-in" its Wireless Internet System. No determination has been made by the Company as to which way it will proceed. Santa Fe is a city featuring flat terrain and few large trees. These topographical features will allow the Company to minimize operating costs therein.

Wireless Internet Joint Venture.

Monroe, Louisiana. During the second quarter of 1998, the Company entered into a joint venture agreement to implement the Company's Wireless Internet System in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the third quarter of Fiscal 98.

Community Television Stations. For the foreseeable future, the Company will not seek sources of capital with which to construct and operate its community television stations. Instead, the Company will focus its resources on the development of its Wireless Internet Segment. At such time as the Company should allocate capital to the development of the Community Television Segment, if ever, it will be necessary to invest up to $100,000 per station.

Baton Rouge, Louisiana. K13VE Channel 13, the Company's Baton Rouge, Louisiana, community television station, has been broadcasting since January 1996, as an affiliate of the Video Catalog Channel. The Company's current broadcast signal reaches approximately 30,000 households. The Company is in need of approximately $20,000 in order to boost the power of such station to its maximum legal limit, which would permit the Company's broadcast signal to reach approximately 150,000 households. It is expected that the commissions earned by K13VE from Video Catalog Channel sales originating from its broadcast area will increase proportionately to its increased number of households reached. There is no assurance that such will be the case.

Other Stations. The Company owns the licenses to community television stations located in Monroe/Rayville and Natchitoches, Louisiana, and Bainbridge, Georgia, which television stations are expected to be constructed in the order listed, assuming adequate funding is available, of which there is no assurance. The Company believes it will require approximately $50,000 to construct each station so that it will be able to operate as an affiliate of the Video Catalog Channel. Should the Company desire any such station to become a fully operational television station, an additional $100,000 would be required to expand the facility. Because the Company intends to have each of its stations become an affiliate of the Video Catalog Channel immediately after construction has been completed, the Company does not expect to require additional funds for marketing. There is no assurance that funding will be available to the Company at such times as it attempts to construct any one of its community television stations.

Cash Flows from Operating Activities. During Fiscal 97, the Company's operations used $112,120 in cash compared to cash used of $12,207 during the period from inception (December 31, 1995) to December 31, 1996. The use of cash in operations is a result of the lack of revenues compared to the operating expenses of the Company, and the increased use of cash during Fiscal 97 reflects the Company's increased activities compared to the prior period. The Company's management does not expect that operations for all of Fiscal 98 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding with which to commence its Wireless Internet operations.

Cash Flows from Investing Activities. During Fiscal 97, investing activities of the Company used cash of $19,964 compared to $23,291 in the period from inception (December 28, 1995) to December 31, 1996. During Fiscal 96, cash used by investing activities was for the acquisition of licenses and rights to licenses, while cash used in investing activities during Fiscal 97 was for the acquisition of equipment and licenses and rights to licenses. Management does not anticipate that investing activities will provide any cash for Fiscal 98, taken as a whole.

Cash Flows from Financing Activities. For Fiscal 97, financing activities provided $117,582 in cash, $66,282 of which is attributable to loans from the Company's President and $50,000 of which is attributable to the private sale of shares of Company common stock. During the period from inception (December 28, 1995) to December 31, 1996, financing activities provided $50,000, through loans from the Company's President. The Company expects that financing activities (sales of equity securities) will provide substantially all of the Company's cash during the remainder of 1998 and the first half of 1999. However, no prediction as to the level of cash to be provided by financing activities can be made.

Non-Cash Investing and Financing Activities. During Fiscal 97, non-cash investing and financing activities included the issuance of 404,000 shares of common stock issued in consideration of consulting and legal services to be performed, valued at $750,000. Non-cash investing and financing activities for the year ended December 31, 1996, include $179,611 of equipment given as paid-in capital by the Company's majority shareholder, subscription receivable of $2,160 for services rendered, and $16,737 in exchange for common stock to majority shareholder. No prediction can be made with respect to the Company's future non-cash investing and financing activities.

March 31, 1998. The Company remained in a substantially illiquid position throughout Interim 98. At March 31, 1998, the Company's working capital deficit was $206,723 (unaudited), compared to a working capital deficit at December 31, 1997, of $198,714 (audited). This continued deterioration in the Company's working capital deficit is attributable to the fact that no material revenues were generated by Company operations, during Interim 98. During Interim 98, one of the Company's officers, David M. Loflin, advanced to the Company a total of $30,000, which funds were used primarily for operating expenses of the Company and the purchase of equipment. Such advances were made on open account, bear interest at 8% per annum and are payable on demand. As of the date of this Annual Report on Form 10-KSB, the Company owed Mr. Loflin a total of $122,042, plus accrued and unpaid interest of approximately $9,200. The Company does not currently possess funds necessary to repay such loans. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of the loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse effect on the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no adverse affect on the Company's financial condition.

During Interim 98, the Company issued shares of its Common
Stock on four occasions:

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

D. 80,000 shares were issued to four of the directors of the Company, in their capacities as directors, as bonuses. These shares were valued at $.80 per share, or $64,000, in the aggregate. On the date of such issuances, the last closing bid price, as reported by the OTCBB, for the common stock of the Company was $.56 per share.

Subsequent to Interim 98, the Company issued 37,000 shares in payment of financial public relations consulting services, which shares were valued at $2.00 per share, or $74,000, in the aggregate.

Current Private Offering. The Company, through a registered broker, is currently conducting a private offering of units of its securities, in a maximum amount of $600,000. Each unit consists of two shares of Company common stock and one warrant to purchase one share of Company common stock at an exercise price of $2.00 per share. Each unit is offered at a purchase price of $2.00. To date, $300,000 has been received under this private offering. The Company expects that the balance of the offering will be received by the end of August 1998. However, there is no assurance that this private offering will be completed successfully.

Cash Flows from Operating Activities. During Interim 98, the Company's operations used cash of $5,645 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $214,329 (unaudited), which offset a recognition of services performed for stock. The Company intends to recognize approximately $150,000 for services performed for stock each quarter during the remainder of Fiscal 98. The Company's use of cash in operations during Interim 97 is attributable primarily to the Company's net loss for such interim period. Without the successful completion of its currently on-going private offering, the Company's management does not expect that operations for all of Fiscal 98 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to commence its proposed Wireless Internet operations. Without any such funding, it can be expected that the Company will not be able to generate positive cash flow from operations.

Cash Flows from Investing Activities. Investing activities of the Company during Interim 98 used no cash. In comparison, investing activities of the Company during Interim 97 used $9,258 (unaudited), including $1,758
(unaudited) for the purchase of equipment, $2,500
(unaudited) for an investment in a joint venture and $5,000
(unaudited) for the purchase of licenses and rights to leases of licenses. The Company's management is unable to predict whether investing activities will provide cash during the remainder of Fiscal 98. This uncertainty is due to uncertainty as to the success of the currently on-going private offering of the Company or the securing of other financing commitment. Absent any such funding, it is expected that investing activities will continue to use the Company's cash.

Cash Flows from Financing Activities. Financing activities of the Company provided $5,760 (unaudited) in cash during Interim 98, compared to Interim 97 when financing activities provided $54,300 (unaudited) in cash. All of the cash during the current period was the result of advances to the Company by its President on open account. The sale of 20,000 shares of Company Common Stock for a total of $50,000 in cash provided substantially all of the balance of cash from financing activities, during Interim 97. The Company's currently on-going private offering of securities is the primary means of securing capital presently available to the Company. Should the Company have success in this regard, cash provided by financing activities can be expected to be substantially higher during the second quarter of Fiscal 98. However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

Non-Cash Investing Activities. During Interim 98, the Company's non-cash investing and financing activities included the following: (A) the issuance of 400,000 shares of Common Stock in consideration of consulting and legal services to be performed, which shares were valued at $40,000, in the aggregate; (B) the issuance of 36,092 shares of Common Stock in consideration of consulting services to be performed, which shares were valued at$34,400, in the aggregate; (C) the issuance of 22,667 shares of Common Stock in consideration of internet and communications consulting services to be performed, which shares were valued at $8,500, in the aggregate and (D) the issuance of 80,000 shares of Common Stock for directors' bonuses, valued, for financial reporting purposes, at $44,800.

Management's Plans Relating to Future Liquidity

With the recent receipt of $300,000 under its currently on-going private offering, the Company has become somewhat liquid. However, the Company's current operations will be unable, on their own, to maintain the Company's liquidity. Management believes it will be able to maintain its liquidity by the receipt of the remaining $300,000 under its currently on-going private offering of securities, of which there is no assurance. Management remains of the belief that the Company will be successful in obtaining needed funding in the near term. This belief is based on management's discussions with the selling agent for its currently on-going private offering of securities.

Capital Expenditures

During the remainder of Fiscal 98, the Company expects to apply substantially all of its available capital to (1) the construction of one or more of its Wireless Internet markets (an average of approximately $200,000 per system) and/or (2) the acquisition of one or more existing ISPs into which the Company can essentially "plug-in" its Wireless Internet System. Although the Company expects that it will possess sufficient capital with which to construct two Wireless Internet systems or acquire two existing ISPs, there is no assurance that such will be the case.

Item 7.  Financial Statements

The financial statements required to be furnished under this
Item 7 are attached at the end of this Annual Report on Form
10-KSB. An index to the Company's financial statements is also included below in Item 13(a).

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

                           PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names of the current officers and directors of the Company.

Name                    Age     Position(s)
----                            -----------

David M. Loflin(1)      40      President and Director
Waddell D. Loflin(1)    48      Vice President, Secretary
                                 and Director
Richard N. Gill         40      Director
Ross S. Bravata         39      Director
Michael Cohn            40      Director
---------------------
(1)  David M. Loflin and Waddell D. Loflin are brothers.

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

                 Summary Compensation Table

                    Annual Compensation

                                           Long-
                                           term
                                           Comp-
                                           pensa-
                                   Other   tion     All
                                   Annual  Awards   Other
Name                               Comp-   of       Comp-
and                                pensa-  Stock    pensa-
Principal           Salary  Bonus  tion    Options  tion





Position      Year    $       $      $        #        $
---------     ----  ------  -----  ------  -------  ------
David. M.
  Loflin      1997    $0     $0     $0        0       $0
President
(Chief
Principal
Officer
and Chief
Accounting
Officer)

Waddell D.
  Loflin      1997    $0     $0     $0        0       $0
Vice
President
and
Secretary

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

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management

The following table sets forth certain information as of July 13, 1998, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and (3) by all officers and directors of the Company, as a group.
On July 13, 1998, there were approximately 7,005,120 shares of Common Stock issued and outstanding.

Name and Address          Shares Owned        Percent
of Beneficial Owner       Beneficially         Owned
-------------------       ------------        -------

David M. Loflin           4,321,292            61.68%
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

Waddell D. Loflin           324,249             4.62%
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

Richard N. Gill              20,000                *
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

Ross S. Bravata              62,887                *
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

Michael Cohn                 40,000                *
8748 Quarters Lake Rd.
Baton Rouge, LA 70809

All officers and
 directors as a
 group (5 persons)        4,768,428             68.07%
----------------------
Less than 1%.
(1)  Based on 7,005,120 shares outstanding.

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

Loans by Officers

Since its formation, the Company has obtained loans from David M. Loflin loaned a total of $55,000, which loans are evidenced by various promissory notes bearing interest at eight percent per annum and are payable on demand. On other occasions, Mr. Loflin advanced to the Company on open account a total of $67,042, which advances are not evidenced by promissory notes, but bear interest at eight percent per annum and are payable on demand. Mr. Loflin has advised the Company that he does not intend to demand payment of any such loans and advances until such time as repayment would not adversely affect the financial position of the Company.

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

                    Appraised
                    Value of     Shares          Historical
                    Assets       of Common       Cost
Transaction         Acquired     Stock Issued    of Assets
-----------         ---------    ------------    ----------

Subscription
 Agreement
 with David
 M. Loflin          $1,826,873    1,578,512       Unknown

Subscription
 Agreement
 with Waddell
 D. Loflin             120,652      104,249       Unknown

WEI Reorg-
 anization             263,106      227,336       $17,337

MCTV Reorg-
 anization           2,233,555    1,929,903       $202,333

Total               $4,444,186    3,840,000       $219,670

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

Item 13.  Exhibits and Reports on Form 8-K

(a)(1) Financial Statements

Index to Financial Statements of the Company

Independent Auditors Report

Consolidated Balance Sheets as of December 31, 1997
   and 1996

Consolidated Statements of Operations for the Years
   Ended December 31, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

(a)(2) Exhibits

Exhibit No.     Description
-----------     -----------

10.1            Selling Agreement, dated as of April 28,
                1998, between Registrant and Centex
                Securities, Inc.

10.2 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Dennis A. Faker.
10.3 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Jeanne M. Rowzee.
10.4 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and William E. Miofsky.
10.5 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Rogers Family Trust.
10.6 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Barbara V. Schiller.
10.7 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Clarence Yim.
10.8 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and
                R. Logan Kock.
10.9 Warrant Agreement, dated as of May 22, 1998, between Registrant and Securities Transfer Corporation, relating to the warrants issued in the private offering.
10.10 Finder's Fee Letter Agreement, dated as of March 27, 1998, between Registrant and H+N Partners.
10.11 Investment Banking Agreement, dated as of June 15, 1998, between Registrant and H+N Partners.
10.12 Financial Public Relations Agreement, dated as of June 15, 1998, between Registrant and H+N Partners.
11              Statement Regarding Computation of Per Share
                Earnings.

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

INTERNET MEDIA CORPORATION


By: /s/ David M. Loflin
David M. Loflin
President

In accordance with the Exchange Act, this report has ben signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David M. Loflin             Date: July 26, 1998
David M. Loflin
President (Principal
Executive Officer and
Principal Accounting
Officer) and Director

/s/ Waddell D. Loflin           Date: July 26, 1998
Waddell D. Loflin
Vice President and
Director

/s/ Ross S. Bravata             Date: July 27, 1998
Ross S. Bravata
Director


                                Date: July   , 1998
Richard N. Gill
Director

                                Date: July   , 1998
Michael Cohn
Director


Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

Index to Financial Statements of the Company

Independent Auditors Report

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Operations for the Years
   Ended December 31, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

To the Board of Directors and Stockholders
Internet Media Corporation (formerly Media Entertainment,
Inc.)


We have audited the accompanying consolidated balance sheets of Internet Media Corporation (formerly Media Entertainment Inc.) and subsidiaries, (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997, and the period from inception (December 28, 1995) to December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Media
Corporation (formerly Media Entertainment, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the periods then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and a loss from operations since inception, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
July 13, 1998

                INTERNET MEDIA CORPORATION
   (formerly Media Entertainment, Inc.) and Subsidiaries
              (a development stage company)

               CONSOLIDATED BALANCE SHEETS
                December 31, 1996 and 1997

                              1996             1997

          ASSETS

CURRENT ASSETS
   Cash                   $  14,502          $      0
   Accounts receivable          310               224

          Total current
           assets            14,812               224

PROPERTY AND EQUIPMENT,
   net of accumulated
    depreciation of
    $706 and $1,412,
    respectively            196,214           210,472

INTANGIBLES
   Organization costs,
    net of accumulated
    amortization of $19
    and $134,
    respectively                550               435
   Licenses and rights to
     leases of licenses,
     net of accumulated
     amortization of $725
     and $2,625,
     respectively            22,024            25,125

                             22,574            25,560

          TOTAL ASSETS     $233,600          $236,256

















The Notes to Consolidated Financial Statements are an integral part of these statements.

                              1996             1997

          LIABILITIES AND
          STOCKHOLDERS'
          EQUITY

CURRENT LIABILITIES
   Bank overdraft         $       0         $     116
   Notes payable to
    stockholder              50,000           116,282
   Accounts payable               0            65,105
   Accounts payable
    - affiliate              10,069            10,069
   Accrued interest
    - stockholder               820             6,835
   Accrued expenses               0               531

          Total current
           liabilities       60,889           198,938

STOCKHOLDERS' EQUITY
   Common stock,
    $.0001 par value,
     100,000,000 shares
     authorized,6,000,000
     and 6,424,000 shares
     issued and out-
     standing,1996 and
     1997, respectively         600               642
   Additional paid-in
    capital                 198,508           998,466
   Deficit accumulated
    during the
    development stage      ( 24,237)         (649,041)
   Subscriptions
    receivable             (  2,160)         (    860)
   Deferred consulting            0          (311,889)

                            172,711            37,318

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY     $233,600          $236,256
















The Notes to Consolidated Financial Statements are an integral part of these statements.

               INTERNET MEDIA CORPORATION
    (formerly Media Entertainment, Inc.) and Subsidiaries
              (a development stage company)
          Consolidated Statements of Operations

                                               Cumulative
                   Period From                   Since
                    Inception                  Inception
                   December 28,               (December 28,
                    1995) to      Year Ended    1995) to
                   December 31,  December 31,  December 31,
                      1996          1997          1997


Revenue            $     3,337   $       596   $      3,933

   Expenses:
   Depreciation
    and amort-
    ization              1,450         2,721          4,171
   Professional
    fees                15,238       530,669        545,907
   Rent                  1,820        11,877         13,697
   Salary                4,691        44,733         49,424
   Other                 4,375        35,402         39,777

                        27,574       625,402        652,976

          Net loss    ($24,237)    ($624,804)     ($649,041)

          Net loss
           per share    ($0.04)       ($0.10)        ($0.46)

          Weighted
           average
           Number of
           shares
           outstand-
           ing         631,622     6,193,678      1,402,697



















The Notes to Consolidated Financial Statements are an integral part of these statements.

                 INTERNET MEDIA CORPORATION
   (formerly Media Entertainment, Inc.) and Subsidiaries
                (a development stage company)
              Consolidated Statements of Changes
                  in Stockholders' Equity
           Period from Inception (December 28, 1995)
                  to December 31, 1996 and
                Year Ended December 31, 1997

                                    Deficit
                                    Accumu-
                                    lated    Sub-
                                    During   scrip
                           Addi-    the      tions
                           tional   Develop- Rec-  Deferred
            Common Stock   Paid-in  ment     eiv-  Consult-
           Shares   Amount Capital  Stage    able    ing

Balance
 at in-
 cep-
 tion,
 Decem-
 ber 28,
 1995           0  $     0 $     0  $     0  $    0  $    0

 Issuance
  of com-
  mon
  stock
  for
  as-
  sets    227,336       23  17,314        0       0       0

 Net
  income
  (loss)        0        0       0        0       0       0

Balance,
 Decem-
 ber 31,
 1995     227,336       23  17,314        0       0       0

 Issuance
  of com-
  mon
  stock
  for
  as-
  sets  1,929,903      193 179,418        0       0       0

 Issuance
  of com-
  mon
  stock
  for
  sub-
  scrip-
  tion
  re-
  ceiv-
  able  2,160,000      216   1,944        0  (2,160)      0

 Issuance
  of com-
  mon
  stock
  for
  as-
  sign-
  ment
  of
  licen-
  ses
  and
  leas-
  es    1,682,761      168 (   168)       0       0       0

 Net
  loss          0        0       0  (24,237)      0       0

Balance,
 De-
 cem-
 ber
 31,
 1996   6,000,000      600 198,508  (24,237) (2,160)      0

 Issuance
  of com-
  mon
  stock
  for
  future
  serv-
  ices    404,000       40 749,960        0       0 (50,000)

 Payment
  on sub-
  scrip-
  tion
  receiv-
  able          0        0       0        0   1,300       0

 Issuance
  of com-
  mon
  stock
  for
  cash     20,000        2  49,998        0       0       0

 Recog-
  nition
  of
  ser-
  vices
  per-
  formed
  for
  stock         0        0       0        0       0 438,111

 Net
  loss          0        0       0 (624,804)      0       0

Balance,
 Decem-
 ber
 31,
 1997   6,424,000      642 998,466 (649,041)  (860)(311,889)





The Notes to Consolidated Financial Statements are an integral part of these statements.

                 INTERNET MEDIA CORPORATION
   (formerly Media Entertainment, Inc.) and Subsidiaries
                (a development stage company)
            Consolidated Statements of Cash Flows

                                                 Cumulative
                                                 Since
                  Period From                    Inception
                  Inception          Year        (December
                  December 28,       Ended       28, 1995)
                  1995) to           Decem-      to Decem-
                  December 31,       ber 31,     ber 31
                  1996               1997        1997

CASH FLOWS FROM
OPERATING
ACTIVITIES
   Net loss      ($   24,237)     ($624,804)     ($649,041)

   Adjustments
    to recon-
    cile net
    loss to
    net cash
    used in
    operating
    activities

   Depreciation          706            706          1,412
   Amortization          745          2,014          2,759
   Recognition
    of services
    performed
    for stock              0        438,111        438,111
   Changes in:
     Bank
      overdraft                         116            116
     Accounts
      receivable        (310)            86           (224)
     Accounts
      payable
      and
      accruals         10,889         71,651         82,540

          Net cash
           used in
           operat-
           ing
           activ-
           ities     (12,207)      (112,120)      (124,327)

CASH FLOWS FROM
INVESTING
ACTIVITIES
   Purchase of
    equipment         (6,722)       (14,964)       (21,686)
   Payment of
    organiza-
    tion costs          (569)             0           (569)
   Purchase of
    licenses
    and rights
    to leases
    of licenses     (16,000)        (5,000)        (21,000)

          Net
           cash
           used
           in
           invest-
           ing
           activ-
           ities    (23,291)       (19,964)        (43,255)

CASH FLOWS FROM
FINANCING
ACTIVITIES
   Increase in
    note payable
    to stock-
    holder           50,000         66,282         116,282
   Sale of
    common
    stock                 0         50,000          50,000
   Payment of
    subscrip-
    tions
    receivable            0          1,300           1,300

          Net
           cash
           provi-
           ded
           by
           financ-
           ing
           activ-
           ities     50,000        117,582         167,582

          Net
           increase
           (decrease)
           in cash   14,502        (14,502)              0

Cash, beginning
  of period               0         14,502               0

Cash, end
 of period          $14,502        $     0         $     0

Noncash investing and financing activities for the year ended December 31, 1997 include 404,000 shares issued for consulting and legal services to be performed valued at $750,000.

Noncash investing and financing activities for the year ended December 31, 1996 include $179,611 of equipment given as paid-in capital by majority shareholder, subscriptions receivable of $2,160 for services rendered, and $16,737 in exchange for common stock to majority shareholder.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                INTERNET MEDIA CORPORATION
   (formerly Media Entertainment, Inc.) and Subsidiaries
               (a development stage company)
          Notes to Consolidated Financial Statements

NOTE 1.   NATURE OF BUSINESS, ORGANIZATION AND
          BASIS OF PRESENTATION

Internet Media Corporation (IMC) was incorporated as Media
Entertainment, Inc. in the State of Nevada on November 1,
1996, to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry.

Effective December 31, 1996, IMC acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995
(WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri. The acquisition of WEI and MCTV by Media was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. Therefore, these financial statements include the operations of IMC and its predecessors from inception of WEI on December 28, 1995.
WEI had no operations or cash flows for the period ended December 31, 1995. Therefore, statements of operations and cash flows for the three days ended December 31, 1995 are not presented.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, insignificant revenue and a loss from operations since its inception. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital by obtaining financing and, eventually, through public offerings. Management intends to use the proceeds from any borrowings to acquire and develop markets to implement its Wireless Internet
Access System and sell its service. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of IMC and its wholly owned subsidiaries, WEI and MCTV. All intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

Broadcast Equipment

Equipment is recorded at cost. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES - continued

Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less from the date of purchase to be cash equivalents.

Revenue

Revenue is recognized in the period services are provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued
Financial Accounting Standards (SFAS) No. 130 "Reporting
Comprehensive Income". This statement requires an enterprise to display total comprehensive income (total nonowner changes in equity) in a full set of financial statements. Currently the Company has no items to be reported as "other comprehensive income".

In addition, FASB has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires a "management approach" as opposed to an industry approach in defining operations to be shown as separate segments.

The Company must initially apply SFAS No. 130 and No. 131 for its fiscal year beginning January 1, 1998. The Company anticipates no significant changes in financial statement presentation as a result of implementing these new accounting standards.

Loss Per Common Share

The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. Calculation of loss per common share - assuming dilution is not presented because the effects of shares issuable upon exercise of stock options and contingently issuable shares would be antidilutive.

The outstanding stock options described in Note 10 could potentially have a dilutive effect on earnings per share should the Company generate income from operations or net income in the future.

Amortization

Organization costs are being amortized on a straight-line basis over 60 months. Licenses and rights to leases of licenses will be amortized on a straight-line basis over the license and lease rights periods expected to be 5 to 15 years.

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

NOTE  4.  WIRELESS CABLE ASSETS

Property and equipment includes wireless cable station equipment which is operational but has not been put into use. The equipment is recorded at cost of approximately
$201,00 and is not being depreciated. In addition, the Company owns licenses in the wireless cable markets which operate on the same frequencies and will be used in the wireless internet market.

Management's strategy is to pursue the wireless internet service market. Management plans on using the existing wireless cable equipment to provide interactive wireless internet service and to use its license agreements to develop wireless internet markets. The Company's ability to provide two-way interactive internet service on its current channel license agreements depends on pending Federal Communication Commission approval of two-way communication on the related frequencies.

NOTE 5.   LICENSES AND RIGHTS TO LEASES OF LICENSES

The Company owns licenses or rights to leases of licenses in the following wireless cable and community television markets:

   Wireless Cable Market             Expiration Date

   Poplar Bluff, Missouri            October 16, 2006
   Lebanon, Missouri                 October 16, 2006
   Port Angeles, Washington          December 21, 2003
   Astoria, Oregon                   December 21, 2003
   Sand Point, Idaho                 August 09, 2006
   The Dalles, Oregon                August 09, 2006
   Fallon, Nevada                    August 09, 2006

   Community Television Market

   Baton Rouge, Louisiana            July 01, 2007
   Monroe/Rayville, Louisiana        July 01, 2007
   Natchitoches, Louisiana           July 01, 2007
   Bainbridge, Georgia               July 01, 2007

Application for renewal of licenses must be filed within a certain period prior to expiration.

NOTE 6.  NOTES PAYABLE STOCKHOLDER

                                   1996            1997

Notes payable to majority
stockholder, interest accrues
at 8%, due on demand and
unsecured                       $ 50,000         $116,282

NOTE 7.  FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts payable, and notes payable. Recorded values approximate fair values due to the short maturities of these instruments.

NOTE 8.   INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At December 31, 1996 and 1997, there was no current or deferred tax expense.

Deferred tax asset and liability balances are as follows:

                                   1996            1997

Deferred tax asset               $ 8,241         $220,674
Deferred tax liability                 0                0
Net deferred tax asset             8,241          220,674
Valuation allowance               (8,241)        (220,674)
                                  $    0         $      0

The net change in the valuation allowance for the periods ended December 31, 1996 and 1997 were $8,241 and $212,433, respectively. The deferred tax asset results from net operating loss carryovers.

The Company has a net operating loss carryover of approximately $656,000 available to offset future income for income tax reporting purposes which will ultimately expire in 2012 if not previously utilized.

NOTE  9.  INVESTMENT IN JOINT VENTURE

During the year ended December 31, 1997, the Company entered into an agreement with Web One, Inc. forming Web One Wireless I.S.P. - Baton Rouge, J.V. (the "Joint Venture"). The Joint Venture was created to operate as a Wireless Internet Service Provider in Baton Rouge, Louisiana. The agreement gives the Company the option to buy all the outstanding capital stock of Web One, Inc. at any time on or before August 1, 1998. The option price is to be based on an appraisal of Web One, Inc. Subsequent to year end, the Joint Venture was abandoned, and as a result the initial investment of $2,500 has been impaired and provided for in the financial statements.

NOTE 10.  STOCK OPTIONS

The Company entered into a stock options agreement effective October 14, 1997. Pursuant to the agreement, the Company issued 300,000 options to purchase common stock in consideration for consulting services to be performed for one year from the date of the agreement. Options may be exercised from the date of the Agreement through the expiration dates as follows: 100,000 shares may be purchased at a price of $3.00 per share and expire on January 31, 1998, 100,000 shares may be purchased at a price of $4.00 per share and expire on June 30, 1998 and 100,000 shares may be purchased at a price of $5.00 per share and expire on September 30, 1998.

Based on the market value of the underlying stock, management has determined that the stock options have no fair value. Therefore, no compensation expense has been recognized for options granted for the year ended December 31, 1997. In addition, no options have been or are expected to be exercised.

NOTE 11.   RELATED PARTY

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued on the stock price on the date of the agreements, are recorded as a reduction of shareholder's equity and will be amortized over the life of the agreements.

NOTE 12.  SUBSEQUENT EVENTS

In March 1998, four directors of the Company were issued
20,000 shares each of the Company common stock as a bonus for their services as directors. Compensation expense of approximately $45,000 will be recorded based on the fair value of the common stock on the date of issue.

The Company is currently negotiating to acquire two internet service providers in Baton Rouge, LA. However, no specific agreements have been reached with either party.

                       INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------

10.1            Selling Agreement, dated as of April 28,
                1998, between Registrant and Centex
                Securities, Inc.

10.2 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Dennis A. Faker.
10.3 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Jeanne M. Rowzee.
10.4 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and William E. Miofsky.
10.5 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Rogers Family Trust.
10.6 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Barbara V. Schiller.
10.7 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and Clarence Yim.
10.8 Registration Rights Letter Agreement, dated as of June 19, 1998, between Registrant and
                R. Logan Kock.
10.9 Warrant Agreement, dated as of May 22, 1998, between Registrant and Securities Transfer Corporation, relating to the warrants issued in the private offering.
10.10 Finder's Fee Letter Agreement, dated as of March 27, 1998, between Registrant and H+N Partners.
10.11 Investment Banking Agreement, dated as of June 15, 1998, between Registrant and H+N Partners.
10.12 Financial Public Relations Agreement, dated as of June 15, 1998, between Registrant and H+N Partners.
11              Statement Regarding Computation of Per Share
                Earnings.

---------------------------
EXHIBIT 10.1
---------------------------

April 28, 1998

Centex Securities, Inc.
1020 Prospect Street
Suite 200
La Jolla, California 92037

               Selling Agreement
Gentlemen:

Media Entertainment, Inc., a Nevada corporation (the "Compa-

ny"), hereby confirms its agreement with you concerning the offer and sale, on a private basis (the "Offering"), pursuant to section 4(6) of the Securities Act of 1933, as amended (the "Act"), of 300,000 units (the "Units") of the Company's securities, at an offering price of $2.00 per Unit, each Unit to consist of two shares of the Company's $.0001 par value common stock (the "Common Stock") and one common stock purchase warrant (the "Warrants") to purchase one additional share of Common Stock, at an exercise price of $2.00 per share. The Warrants may be exercised at any time after their issuance and for a period of two years after such date of issuance. Upon thirty-days' written notice, the Warrants shall be redeemable by the Company for $.01 per Warrant, if the price of the Common Stock is at least $4.00 per share for 5 trading days preceding the redemption date. Further, the shares of Common Stock underlying the Warrants shall possess certain registration rights.

The Offering of Units is further described in the Private Placement Memorandum (the "PPM") to be prepared by the Company. The offering shall extend for a period of 30 days from the date of delivery of the PPM, evidenced by the date on the cover sheet of the PPM. The offering period may be extended for an additional period of 10 days by the Company, in its sole discretion.

     1. The Underwriter. The Company hereby appoints Centex Securities, Inc. (the "Underwriter") as its exclusive selling agent in connection with the sale by the Company of the Units. The Underwriter shall act as the exclusive selling agent for the Offering on a "Best-Efforts, All-or-None" basis. Each such Unit shall be paid for in cash or by certified funds and deposited with the Underwriter pending sale of all Units offered. If all of the Units offered are sold, the Company shall pay the Underwriter as a selling commission and expense allowance, at the closing (the "Closing") herein provided for, an amount equal to 10% of the cash disbursed at the Closing. In addition, the Company shall deliver to the Underwriter 60,000 of the Company's common stock purchase warrants (the "Underwriter's Warrants") to purchase one share each of Common Stock exercisable for a period of four years from the date of issue, at an exercise price of $1.25 per share. The Underwriter's Warrants shall be governed by a Warrant Agreement in the form attached hereto as Exhibit "A", and the certificate(s) evidencing the Underwriter's Warrants shall be in the form of Exhibit "B" attached hereto. The shares of Common Stock underlying the Underwriter's Warrant shall have certain registration rights, as described in the Registration Rights Letter Agreement attached hereto as Exhibit "C".

     Subscribers for the Units are to make remittances for payment for the Units payable to "Media Entertainment, Inc.".

     2.   The Offering - Closing Time.  (a)  The
Underwriter shall utilize its best efforts to obtain subscription agreements for the purchase of the Units only from persons who are "accredited investors", as that term is defined in Regulation D of the Rules and Regulations of the Securities and Exchange Commission (the "Commission"). Such activities shall be conducted in a non-public manner so as to qualify for the exemption from registration under the Act provided in section 4(6) thereof and any other available exemption.

     (b) Each purchaser of a Unit or Units shall be furnished with a copy of the offering materials (including the PPM and exhibits and Subscription Agreement), all in form and substance satisfactory to counsel to the Underwriter and prepared by the Company. The PPM shall be dated as of the date of delivery by the Company to the Underwriter of the PPM and accompanying materials, and the Offering shall expire on the date that is 30 days from such date of delivery, unless extended in accordance with the PPM. The Offering may be earlier terminated by the Underwriter if it shall sooner notify the Company that it has obtained acceptable subscription agreements for the purchase of all of the Units.

     (c) Each subscriber shall be required to execute and deliver to the Underwriter a copy of the Subscription Agreement, together with his check in the appropriate amount for the Units subscribed. All such checks shall be held by the Underwriter pending sale of all of the Units. In the event that acceptable subscriptions for all of the Units offered are not obtained prior to the expiration of the Offering, all such amounts shall be returned by the Underwriter to the investors.

     (d) The Closing shall be held at the offices of the Company, 8748 Quarters Lake Road, Baton Rouge, Louisiana
70809, or at such other place as shall be agreed upon by the Underwriter and the Company, at 11:00 a.m., Baton Rouge,
Louisiana, time, on the day following the expiration of the Offering as provided in section 2(b) hereof or such earlier time as may be acceptable to the parties. Payment of funds received from subscribers for the Units shall be made to the Company in cash or by a certified or cashier's check payable to the Company.

     3.   Representations and Warranties of the Company.
In order to induce the Underwriter to enter into this Agreement, the Company represents and warrants as follows:

     (a) The Company will prepare a PPM meeting the requirements of the Act.

     (b) The PPM and all other documents utilized in the Offering, prepared by the Company, will conform with all of the requirements of the Act in all material respects.
Neither the PPM nor the other material to be used in the Offering will contain any untrue statements of material facts nor any omissions of material facts required to be stated therein or that are necessary to make the statements therein not misleading, except that this warranty does not apply to any statements or omissions made in reliance upon and in conformity with information furnished in writing to the Company by and with respect to you, or any dealer through you, expressly for use in the PPM or other document or documents used in the Offering.

     (c) The outstanding capital stock of the Company has been duly and validly authorized, issued and is fully paid and non-assessable. The Units, including the shares of Common Stock included therein, when issued and delivered against payment as provided in this Agreement, will be validly issued, fully paid and non-assessable. The shares of Common Stock underlying the Warrants included in the Units will be, upon issuance as provided in the Warrant Agreement relating to the Warrants, validly issued, fully paid and non-assessable. The Units, including the shares of Common Stock included therein and the shares of Common Stock underlying the Warrants, upon issuance, will not be subject to pre-emptive rights of any shareholders of the Company. The Units will conform to all statements in the PPM.

     (d) The Company has been legally incorporated and is now, and always during the period of the Offering will be, a validly existing corporation under the laws of the State of Nevada lawfully qualified to conduct the business for which it was organized and which it proposes to conduct. The Company will always, during the period of the Offering, be qualified to conduct business as a foreign corporation in each jurisdiction where the nature of its business requires such qualification.

     (e) The Company has an authorized capitalization of 100,000,000 shares of Common Stock ($.0001 par value). If the Units are sold, the shares of Common Stock included in the Units will represent approximately 8.5% of the Company's shares of Common Stock outstanding after the Offering. Except as disclosed in the PPM, there are no outstanding options, warrants or other rights to purchase securities of the Company, however characterized. Except as disclosed in the PPM, there are no securities of the Company, however characterized, held in its treasury. With respect to the offer to sell, sale, offer to purchase or purchase of any of its securities, the Company has not made any intentional or reckless violations of the anti-fraud provisions of the federal securities laws, rules or regulations promulgated thereunder or the laws, rules or regulations of any jurisdiction wherein such securities transactions or solicitations occurred.

     (f) The financial statements, together with related schedules and notes, included in the PPM present fairly the financial condition of the Company and are reported upon by independent public accountants according to generally accepted accounting principles and as required by the rules and regulations of the Commission.

     (g) Except as disclosed in the PPM, the Company does not have any contingent liabilities, obligations or claims nor has it received threats of claims or regulatory actions. Further, except as disclosed in the PPM, subsequent to the date information is given in the PPM, and prior to the close of the Offering: (1) there shall not be any material adverse changes in the management or condition, financial or otherwise, of the Company or in its business taken as a whole; (2) there shall not have been any material transaction entered into by the Company other than the transactions in the ordinary course of business; (3) the Company shall not have incurred any material obligations, contingent or otherwise, which are not disclosed in the PPM;
(4) there shall not have been nor will there be any change in the capital or long-term debt (except current payments) of the Company; and (5) the Company has not and will not have paid or declared any dividends or other distributions on its common shares.

     (h) The Company's securities, however characterized, are not subject to pre-emptive rights.

     (i) The Company will have the legal right and authority to enter into this Agreement upon its execution, to effect the proposed sale of the Units and to effect all other transactions contemplated by this Agreement.

     (j) The Company and the Underwriter acknowledge the introduction made by H+N Partners. As described in the PPM, a portion of the proceeds of the Offering will be paid by the Company to H+N Partners as a finder's fee.

     (k) The Company possesses adequate certificates or permits issued by the appropriate federal, state and local regulatory authorities necessary to conduct its business and to retain possession of its properties. The Company has not received any notice of any proceeding relating to the revocation or modification of any of these certificates or permits.

     (l) The Company has filed all tax returns, or are on extension, required to be filed and is not in default in the payment of any taxes which have become due pursuant to any law or any assessment.

     (m)  The Company has marketable title to all
properties including intellectual properties described in the PPM as owned by it. The properties are free and clear of all liens, charges, encumbrances or restrictions, however characterized, except as described in the PPM. All of the contracts, leases, subleases, patents, copyrights, licenses and agreements, however characterized, under which the Company holds its properties as described in the PPM are in full force and effect. The Company has not defaulted under any of the material terms or provisions of any contracts, leases, subleases, patents, copyrights, licenses or agreements under which the Company holds its properties. There are no known claims against the Company concerning the Company's rights under the leases, subleases, patents, copyrights, licenses and agreements and concerning its right to continued possession of its properties.

     (n) All original documents and other information relating to the Company's affairs have been and will continue to be made available upon request to the Underwriter and to its counsel at the Underwriter's office or at the office of the Underwriter's counsel and copies of any such documents will be furnished upon request to the Underwriter and to its counsel. Included within the documents made available have been at least the Articles of Incorporation and any amendments thereof, minutes of all of the meetings of the incorporators, directors and shareholders, all financial statements and copies of all contracts, leases, patents, copyrights, licenses or agreements to which the Company is a party or in which the Company has an interest.

     (o) The Company will use the proceeds from the sale of the Units to be sold by the Underwriter on behalf of the Company as set forth in the PPM.

     (p) There are no contracts or other documents required to be described in the PPM or to be included as exhibits to the PPM which have not been described or included as required.

     (q) The Company is not in material default under any of the contracts, leases, licenses or agreements to which it is a party. The proposed Offering of the Units will not cause the Company to become in material default under any of its contracts, leases, subleases, patents, copyrights, licenses or agreements nor will it create a conflict between the Company and any of the contracting parties to the contracts, leases and other agreements. Further, the Company is not in material default in performance of any obligation, agreement or condition contained in any debenture or loan agreement of the Company. The execution and delivery of this Agreement will not conflict with or result in a breach of any of the material terms, conditions or provisions of, or constitute a material default under, the Articles of Incorporation or Bylaws of the Company, as amended, or any note, indenture, mortgage, deed of trust, or other agreement or instrument to which the Company is a party or by which it or any of its property is bound, or any existing law, order, rule, regulation, writ, injunction, or decree of any government, governmental instrumentality, agency or body, arbitration tribunal or court, domestic or foreign, having jurisdiction over the Company or its properties. The consent, approval, authorization, or order of any court or governmental instrumentality, agency or body is not required for the consummation of the transactions herein contemplated except such as may be required under the Act or under the Blue-sky or securities laws of any state or jurisdiction.

     Each contract to which the Company is a party has been duly and validly executed, is in full force and effect in all material respects in accordance with its respective terms. The Company knows of no present situation, condition or fact which would prevent compliance with the terms of such contracts. Except for amendments or modifications of contracts in the ordinary course of business, the Company has no knowledge that any other party to any contract, in which the Company has an interest, has any intention not to render full performance under such contract.

     (r) Except as disclosed in the PPM, there is, and prior to the close of the Offering of the Units there will be, no action, suit or proceeding before any court or governmental agency, authority or body pending or to the knowledge of the Company threatened, which might result in judgments against the Company.

     4.   Representations and Warranties of the
Underwriter. The Underwriter represents and warrants as follows:

     (a) It is registered as a broker-dealer with the Commission, in good standing with the State of California and is registered, to the extent that registration is required, with the appropriate governmental agency in each state in which it intends to offer or sell the Units and it is a member of the National Association of Securities
Dealers, Inc. ("NASD") and will use its best efforts to maintain such registrations, qualifications and memberships throughout the term of the Offering.

     (b) To the knowledge of the Underwriter, no action or proceeding is pending against the Underwriter or any of its officers or directors concerning the Underwriter's activities as a broker or dealer that would affect the Company's Offering of the Units.

     (c) The Underwriter will offer the Units only in those states that are listed in Exhibit "D" attached hereto and incorporated herein by this reference.



     (d) The Underwriter, in connection with the offer and sale of the Units and in the performance of its duties and obligations under this Agreement, agrees to use its best efforts to comply with all applicable federal laws; the laws of the states or other jurisdictions in which the Units are offered and sold; and the Rules and Regulations of the NASD.

     (e) The Underwriter is a corporation duly organized, validly existing and in good standing under the laws of the State of California with all requisite power and authority to enter into this Agreement and to carry out its obligations hereunder.

     (f) This Agreement has been duly authorized, executed and delivered by the Underwriter and is a valid agreement on the part of the Underwriter.

     (g) Neither the execution of this Agreement nor the consummation of the transactions contemplated hereby will result in any breach of any of the terms or conditions of, or constitute a default under, the Certificate and Articles of Incorporation or Bylaws of the Underwriter or any indenture, agreement or other instrument to which the Underwriter is a party or violate any order directed to the Underwriter of any court or any federal or state regulatory body or administrative agency having jurisdiction over the Underwriter or its affiliates.

     (h) The Underwriter and the Company acknowledge the introduction made by H+N Partners. As described in the PPM, a portion of the proceeds of the Offering will be paid by the Company to H+N Partners as a finder's fee.

     5. Expenses of the Underwriter. The Underwriter shall pay all costs incurred or to be incurred by the Underwriter or by its personnel in connection with the Offering of the Units, except those to be paid by the Company as described below.

     6. Expenses of the Company. The Company agrees that it will pay the following fees and expenses:

     (a) All fees and expenses of its legal counsel who will be engaged to prepare certain information, documents and papers for use in connection with the Offering, and filing with state or local securities authorities;

     (b) All fees and expenses of its accountants incurred in connection with the Offering of the Units and the preparation of all documents and filings made as part of the Offering;

     (c)  All costs in issuing and delivering the Units;

     (d) All costs of printing and delivering to the Underwriter and Selected Dealers as many copies of the PPM as may be reasonably requested by the Underwriter;

     (e) All of the Company's mailing, telephone, travel, clerical and other office costs incurred or to be incurred in connection with the offering of the Units;

     (f) All fees and costs which may be imposed by the various state or local securities authorities imposed for filing a notice of sale relating to the Offering of the Units; and

     (g) All other expenses incurred by the Company in performance of its obligations under this Agreement.

     7. Further Agreements of the Company. The Company further agrees with the Underwriter as follows:


     (a) The Company will use its best efforts to perfect an exemption from registration permitting the sale of the Units in the states listed in Exhibit "D" attached hereto.

     (b) Except with the Underwriter's approval, the Company agrees that the Company will not do the following until (1) the completion of the Offering of the Units, or
(2) the termination of this Agreement, whichever occurs later;

                         (i) Undertake or authorize any change in its capital structure or authorize, issue, or permit any public or private offering of additional securities;

                         (ii) Authorize, create, issue, or sell any
               funded obligations, notes, or other
               evidences of indebtedness, except in the ordinary course of business;

                              (iii) Consolidate or merge with or into any other corporation; or

                         (iv) Create any mortgage or any lien upon any
               of its properties or assets except in the ordinary course of its business.

     8. Company's Indemnification. (a) The Company agrees to indemnify, defend and hold harmless the Underwriter from and against any and all losses, claims, damages, liabilities and expenses (including reasonable legal or other expenses) incurred by the Underwriter in connection with defending or investigating any such claims or liabilities, whether or not resulting in any liability to the Underwriter, which the Underwriter may incur under federal or state securities laws and regulations thereunder, state statutes or at common law or otherwise, but only to the extent that such losses, claims, damages, liabilities and expenses shall arise out of or be based upon a violation or alleged violation of the federal or state securities laws or regulations promulgated thereunder, a state statute or the common law resulting from any untrue statement or alleged untrue statement of a material fact contained in the PPM or shall arise out of or be based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, provided, however, that this indemnity agreement shall not apply to any such losses, claims, damages, liabilities or expenses arising out of or based upon any such violation based upon a statement or omission made in reliance upon written information furnished for use in the PPM by the Underwriter.

     (b) The foregoing indemnity of the Company in favor of the Underwriter shall not be deemed to protect the Underwriter against any liability to which the Underwriter would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Underwriter's duties, or by reason of the Underwriter's reckless disregard of the Underwriter's obligations and duties under the Act or this Agreement.

     (c) The Underwriter agrees to give the Company an opportunity to participate in the defense or preparation of the defense of any action brought against the Underwriter to enforce any such claim or liability and the Company shall have the right so to participate. The agreement of the Company under the foregoing indemnity is expressly conditioned upon notice of any such action having been sent by the Underwriter to the Company, by letter or telegram (addressed as provided in this Agreement), promptly after the receipt of written notice of such action against the Underwriter, such notice either being accompanied by copies of papers served or filed in connection with such action or by a statement of the nature of the action to the extent known to Underwriter. Failure to notify the Company as herein provided shall not relieve it from any liability which it may have to the Underwriter other than on account of the indemnity agreement contained in this paragraph 8.

     9. Underwriter's Indemnification. (a) The Underwriter likewise agrees to indemnify, defend and hold harmless the Company against any and all losses, claims, damages, liabilities and expenses to which the Company may become subject, arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in the PPM or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, resulting from the use of written information furnished to the Company by the Underwriter for use in the preparation of the PPM.

     (b) The Company agrees to give the Underwriter an opportunity to participate in the defense or preparation of the defense of any action brought against the Company to enforce any such claim or liability and the Underwriter shall have the right so to participate. The Underwriter's liability under the foregoing indemnity is expressly conditioned upon notice of any such action having been sent by the Company to the Underwriter by letter or telegram
(addressed as provided for in this Agreement), promptly after the receipt by the Company of written notice of such action against the Company, such notice either being accompanied by copies of papers served or filed in connection with such action to the extent known to the Company. Failure to notify the Underwriter as herein provided shall not relieve the Underwriter from any liability which the Underwriter may have to the Company other than on account of the indemnity agreement contained in this paragraph 9.

     (c) The provisions of paragraphs 8 and 9 shall not in any way prejudice any right or rights which the Underwriter may have against the Company or the Company may have against the Underwriter under any statute, including the Act, at common law or otherwise.

     (d)  The indemnity agreements contained in paragraphs
8 and 9 shall survive the termination of this Agreement and shall inure to the benefit of the Company, the Underwriter, their respective successors, heirs and personal representatives and shall be valid irrespective of any investigation made by or on behalf of the Underwriter or the Company.

     10. Conditions Precedent to the Obligations of the Underwriter. All obligations of the Underwriter under this Agreement are subject to the following conditions precedent:

     (a) Counsel for the Underwriter shall have completed a review of the form and content of the PPM, of the organization and present legal status of the Company and of the legality and validity of the authorization and issuance of the issued and outstanding stock of the Company and of the Units.

     (b) The Company shall have performed all of its obligations under this Agreement. All of the statements, representations and warranties contained in this Agreement shall be complete and true.

     (c) From the date of this Agreement until the completion of the Offering, no material adverse changes shall have occurred in the business, properties and assets of the Company other than changes occurring in the ordinary course of business.

     (d) From the date of this Agreement until the completion of the Offering, no claims or litigation shall have been instituted or threatened against the Company for substantial amounts or which would materially adversely affect the Company, its business or property. Further, no proceeding shall have been instituted or threatened against the Company before any regulatory body wherein an unfavorable ruling would have a material adverse effect on the Company.

     (e) From the date of this Agreement until the completion of the Offering, no material adverse change shall have occurred in the operation, financial condition, management or credit of the Company or in any conditions affecting the prospects of its business.

     (f) From the date of this Agreement until the completion of the Offering, the Company shall not have sustained any loss on account of fire, flood, accident or calamity of such character as materially adversely affects its business or property, regardless of whether or not the loss has been insured.

     (g) On the date of the release of the funds in the escrow account to the Company, the Underwriter shall have received from the president or vice president of the Company and the treasurer of the Company certificates dated as of such date, in form satisfactory to the Underwriter to the effect that:

                         (1) The representations and warranties of the Company contained in paragraph 3 of this Agreement are complete and true;

                         (2)  All of the conditions precedent in
               paragraphs 10(b)-10(f) of this Agreement have been performed and the representations of these conditions precedent are true;

                         (3)  This Agreement has been duly authorized
               and executed and constitute the valid
               agreement of the Company and is
               enforceable according to its terms;  and

                         (4) The respective parties have each carefully examined the PPM and to the best of their knowledge the PPM contains all statements required to be stated therein. All statements contained therein are true and correct, the PPM does not include any untrue statement of a material fact nor omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading.
               Since the date of the PPM, there has
               occurred no event required to be stated
               therein or necessary to make the
               statements therein not misleading.

     (h) On the date the funds are delivered to the Company, the Underwriter shall receive a written opinion from the Company's counsel stating that:

                         (1)  Counsel is unaware of any contracts or
               other documents required to be described in the PPM that are material to the representations in the PPM that would require disclosure in order to make statements made not misleading;

                         (2)  Counsel is unaware of any contracts or
               documents that have not been disclosed in the PPM that are material to the representations in the PPM that would require disclosure in order to make statements made not misleading;

                         (3) To the best knowledge of counsel and after reasonable investigation, the Company is not in default of any of the contracts, leases or agreements to which it is a party and the proposed offering of Units will not cause the Company to become in default of any of its contracts, leases or agreements nor will it create a conflict between the Company and any of the contracting parties to the contracts, leases and other agreements;

                         (4) To the best knowledge of counsel and after reasonable investigation, except as described in the PPM, the Company has marketable title to all properties described in the PPM as owned by it; the properties are free and clear of all liens, charges, encumbrances or restrictions; all of the leases, subleases and other agreements under which the Company holds its properties are in full force and effect; the Company is not in default under any of the material terms or provisions of any of the leases, subleases or other agreements; and there are no claims against the other agreements; and there are no claims against the Company concerning its rights under the leases, subleases and other agreements and concerning its rights to continued possession of its properties;

                         (5)  This Agreement has been duly authorized
               and executed by the Company and
               constitutes the valid agreement of the
               Company, except that no opinion need be
               expressed as to the validity of the
               indemnification provisions insofar as they are or may be held to be violative of public policy (under either state or federal law), the availability of specific performance or other equitable remedies, the effects of bankruptcy, insolvency, moratorium and all other similar laws and decisions affecting the rights of creditors generally and as to whether or not this Agreement may be an illusory contract;

                         (6) To the best knowledge of counsel and after reasonable investigation, no claim or litigation has been instituted or threatened against the Company;

                         (7) To the best knowledge of counsel and after reasonable investigation, all documents and contracts relating to the Company's affairs have been furnished to the Underwriter;

                         (8) To the best knowledge of counsel and after reasonable investigation, the Company possesses adequate licenses, certificates, authorizations or permits issued by the appropriate federal, state and local regulatory authorities necessary to conduct its business as described in the PPM and to retain possession of its properties. Counsel is unaware of any notice of any proceeding relating to the revocation or modification of any of these certificates or permits having been received by the Company;

                         (9) To the best knowledge of counsel and after reasonable investigation, neither the
               Company nor its affiliates is currently
               offering any securities for sale except
               via the PPM;

                    (10) No pre-emptive rights exist with respect to the Company's securities;

                         (11) The Company has two subsidiaries: Missouri
               Cable TV Corp., a Louisiana corporation;
               and Winter Entertainment, Inc., a Delaware corporation;

                         (12) Counsel has participated in the
               preparation of the PPM and no facts have come to the attention of such counsel to lead counsel to believe that the PPM
               (except for the financial statements and other financial data included therein, as to which counsel need express no opinion) contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading;

                         (13) The Company has authorized capitalization
               of 100,000,000 shares of Common Stock
               ($.0001 par value).  There are no
               outstanding options, warrants or other
               rights to purchase shares of the Company's common stock known to counsel other than as described in the PPM;

                         (14) The Company has been incorporated and is a
               validly existing corporation under the
               laws of the State of Nevada and has full corporate power and authority under such laws to own its properties and to conduct its business as described in the PPM. To the best of counsel's knowledge, information and belief, the Company is qualified to conduct business as a foreign corporation in each jurisdiction where the nature of its business activities requires such qualification except where failure to so qualify would not have a material adverse effect upon the business or financial condition of the Company; and

                         (15) The Company's shares of Common Stock that
               are issued and outstanding are fully paid and non-assessable and the Units, including the shares of Common Stock included in the Units and the shares of Common Stock underlying the Warrants, when issued and paid for in accordance with their terms will be fully paid and non-assessable. The Units conform to the description thereof contained in the PPM.
               The Company has authorized the issuance of the Units, including the shares of Common
               Stock included in the Units and the shares of Common Stock underlying the Warrants, and has full power and authority to issue and sell the Units, on the terms and conditions herein set forth.

     11. Termination. (a) This Agreement may be terminated by the Underwriter by notice to the Company in the event that the Company shall have failed or been unable to comply with any of the terms, conditions or provisions of this Agreement on the part of the Company to be performed, complied with or fulfilled within the respective times herein provided for, unless compliance therewith or performance or satisfaction thereof shall have been expressly waived by the Underwriter in writing.

     (b)  This Agreement may be terminated by the
Underwriter by notice to the Company if the Underwriter believes in its sole judgment that any adverse changes have occurred in the management of the Company, that material adverse changes have occurred in the financial condition or obligations of the Company or if the Company shall have sustained a loss by strike, fire, flood, accident or other calamity of such a character as, in the sole judgment of the Underwriter, may interfere materially with the conduct of the Company's business and operations regardless of whether or not such loss shall have been insured.

     (c) Any termination of this Agreement pursuant to this section 11 shall be without liability of any character
(including, but not limited to, loss of anticipated profits or consequential damages) on the part of any party thereto.

     12. Notices. All notices shall be in writing and shall be delivered at or mailed to the following address or sent by telegram to the following addresses with written confirmation thereafter:

     To the Company:          Media Entertainment, Inc.
                              8748 Quarters Lake Road
                              Baton Rouge, Louisiana 70809
                              Attention: David M. Loflin, President

     with copies to:          Newlan & Newlan
                              Attorneys at Law
                              2512 Program Drive, Suite 101
                              Dallas, Texas 75220

 To the Underwriter:          Centex Securities, Inc.
                              1020 Prospect Street, Suite 200
                              La Jolla, California  92037
                              Attention: Bruce Biddick

     13.  Representations, Warranties, Covenants and
Agreements to Survive Delivery. All representations, warranties, covenants and agreements contained in this Agreement (including the indemnity agreements contained in paragraphs 8 and 9 hereof), shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of the Underwriter, or by or on behalf of the Company, or any person indemnified under paragraphs 8 and 9, and shall survive delivery of, and payment for, the Units.

     14. Parties. This Agreement shall inure to the benefit of, and be binding upon, the Underwriter and the Company and their respective successors. Nothing expressed or mentioned in this Agreement is intended or shall be construed to give any person, firm or corporation, other than the parties hereto and their respective successors and its officers, directors and controlling persons, any legal or equitable rights, remedy or claim under or in respect of this Agreement or any provision herein contained, under or in respect of this Agreement or any provision herein contained, this Agreement and all conditions and provisions hereof being intended to be and being for the sole and exclusive benefit of the parties hereto and their respective successors and said officers and directors and controlling persons and for the benefit of no other person, firm or corporation. No purchaser of any Units shall be deemed to be a successor by reason merely of such purchase.

     15. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and the Underwriter agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     16.  Miscellaneous Provisions.

     (a)  Time shall be of the essence of this Agreement.

     (b) This Agreement shall be construed according to the laws of the State of Louisiana.

     (c) This Agreement is made solely for the benefit of the Company and its officers, directors and controlling persons within the meaning of section 15 of the Act and of the Underwriter and its officers, directors and controlling persons within the meaning of section 15 of the Act, and their respective successors, heirs and personal representatives, and no other person shall acquire or have right under or by virtue of this Agreement. The term "successor" as used in this Agreement shall not include any purchaser, as such, of the Units.

     If this Agreement correctly sets forth our understanding, please indicate your acceptance in the space provided below for that purpose, and return to us a counterpart hereof, whereupon this instrument, along with all counterparts, will become a binding agreement between the Underwriter and the Company in accordance with its terms.

Very truly yours,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

Confirmed and accepted as of
the date of this Agreement:

CENTEX SECURITIES, INC.

By: /s/
        its authorized representative

---------------------------
EXHIBIT 10.2
---------------------------

June 19, 1998

Dennis A. Faker

                                        Registration Rights
Letter Agreement

Dear Mr. Faker:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.3
---------------------------

June 19, 1998

Jeanne M. Rowzee

                                        Registration Rights
Letter Agreement

Dear Ms. Rowzee:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.4
---------------------------

June 19, 1998

William Miofsky

                                        Registration Rights
Letter Agreement

Dear Mr. Miofsky:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.5
---------------------------

June 19, 1998

Rogers Family Trust

                                        Registration Rights
Letter Agreement

Ladies and Gentlemen:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.6
---------------------------

June 19, 1998

Barbara V. Schiller

                                        Registration Rights
Letter Agreement

Dear Ms. Schiller:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.7
---------------------------

June 19, 1998

Clarence Yim

                                        Registration Rights
Letter Agreement

Dear Mr. Yim:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.8
---------------------------

June 19, 1998

R. Logan Kock

                                        Registration Rights
Letter Agreement

Dear Mr. Kock:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

June 19, 1998

Rogers Family Trust

                                        Registration Rights
Letter Agreement

Ladies and Gentlemen:

     This letter will confirm our agreement and understanding with respect to certain rights to register, under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws ("Blue Sky Laws"), the offer and sale of up to 50,000 shares of the $.0001 par value common stock (the "Subject Shares") of Media
Entertainment, Inc., a Nevada corporation (the "Company"), which shares of Common Stock underlie certain common stock purchase warrants (the "Warrants") of the Company owned by you. It is our understanding that:

     1. Registration Rights. At any time during the exercise period of the Warrants and after you have elected to exercise all of the Warrants owned by you, you may demand on one occasion, in writing, the registration under the Act for sale the Subject Shares underlying the Warrants owned by you; provided, however, that such registration right may not be exercised prior to July 1, 1998. Upon receipt of your written demand for registration, the Company will take steps to register your Subject Shares in a registration statement (the "Registration Statement") under the Act. Your right to such registration may be exercised one time only.

     2. Expenses. All expenses incurred in connection with the registration of the Subject Shares requested pursuant to Section 1, including, without limitation, all accounting and printing costs and fees, filing fees and reasonable attorney fees incurred, shall be paid by the Company.

     3. Registration Procedures. At such time as the Company is required to register any of the Subject Shares hereunder, the Company will promptly:

                         (a) prepare and file, in a timely manner, with the Securities and Exchange Commission
               (the "Commission"), a Registration
               Statement with respect to the Subject
               Shares and use its best efforts to cause such Registration Statement to become effective, such Registration Statement to comply as to form and content and in all material respects to the Commission's forms, rules and regulations;

                         (b) prepare and file with the Commission such amendments and supplements to the
               Registration Statement, the prospectus and any summary or preliminary prospectus forming a part of, and used in connection therewith, as may be necessary to keep such Registration Statement and prospectus effective and current and to comply with the provisions of the Act with respect to the disposition of all of the Subject
               Shares and other securities, if any,
               covered by such Registration Statement
               until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such Registration
               Statement or the expiration of 120 days
               after such Registration Statement becomes effective; and will furnish to you prior to the filing thereof a copy of any amendment or supplement to such
               Registration Statement or prospectus and shall not file any such amendment or supplement to which you shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules or regulations thereunder;


                         (c)  furnish to you such number of conformed
               copies of such Registration Statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such Registration
               Statement (including each preliminary
               prospectus and any summary prospectus),
               all in conformity as to form and substance with the requirements of the Act, such number of copies of documents, if any, incorporated by reference in such
               Registration Statement or prospectus, and such other documents, as you may reasonably request;

                         (d)  use its best efforts to register or
               qualify all the Subject Shares covered by such Registration Statement under such other securities or blue sky laws of such U.S. jurisdictions, as reasonably requested by you, that permit
               "registration by coordination" of
               securities offerings (the Company shall
               not be required to register or qualify the Subject Shares in any state invoking merit review authority), to keep such registration or qualification in effect for a minimum of 120 days after its initial effective date, and do any and all other acts and things which may be necessary or advisable to enable you to consummate the disposition in such jurisdictions of your Subject Shares covered by such Registration Statement, except that the Company shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this subdivision (d), be obligated to be so qualified, or to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

                         (e)  furnish to you a signed counterpart,
               addressed to you, of (i) an opinion of
               counsel for the Company, dated the
               effective date of such Registration
               Statement, and (ii) a "comfort" letter,
               dated the effective date of such
               Registration Statement, signed by the
               independent public accountants who have
               certified the Company's financial
               statements included in such Registration
               Statement, covering substantially the same matters with respect to such Registration
               Statement (and the prospectus included
               therein) and, in the case of such
               accountants' letter, with respect to
               events subsequent to the date of such
               financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities and such other legal and financial matters, as you may reasonably request;

                         (f) immediately notify you, at any time, when a prospectus relating thereto is required to be delivered under the Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such Registration
               Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and, at your request, prepare and furnish to you a reasonable number of copies of a supplement to, or an amendment of, such prospectus as may be necessary so that, as thereafter delivered to the purchasers of the Subject Shares, such prospectus shall not include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                         (g) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its securities holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months beginning with the first month of the first fiscal quarter after the effective date of such Registration
               Statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Act; and

                         (h)  provide and cause to be maintained a
               transfer agent and registrar for the
               Subject Shares covered by such
               Registration Statement from and after a
               date not later than the effective date of such Registration Statement.

     The Company may require you to furnish the Company such information regarding your sales of the Subject Shares as the Company may from time to time reasonably request in writing and as shall be required by law or by the Commission in connection therewith. Such information shall be furnished in writing by you stating that it is for use in the preparation of such Registration Statement and all prospectuses and supplements or amendments thereto.

     4. Preparation; Reasonable Investigation. In connection with the preparation and filing of the Registration Statement registering your Subject Shares under the Act, the Company will give you and your underwriters, if any, and your counsel and accountants at your own expense, the opportunity to participate in the preparation of such Registration Statement, each prospectus included therein and filed with the Commission and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary in the opinion of you and such underwriter or your respective counsel, to conduct a reasonable investigation within the meaning of the Act.

     5.   Indemnification.

                         (a)  Indemnification by the Company.  In the
               event of registration of your Subject
               Shares under the Act, the Company will,
               and hereby does, indemnify and hold you
               harmless, against any and all losses,
               claims, damages, liabilities or expenses, joint or several (including, without limitation, the costs and expenses of investigating, preparing for and defending any legal proceeding, including reasonable attorneys' fees) to which you may become subject under the Act or otherwise, insofar as such losses, claims, damages, liabilities or expenses (or actions or proceedings in respect thereof) arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement under which your
               Subject Shares were registered under the Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any document incorporated by reference therein, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse you for any legal or any other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense
               (or action or proceeding in respect
               thereof) arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon, and in conformity with, written information furnished to the Company through an instrument duly executed by you stating that it is for use in the preparation thereof. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of you and shall survive the transfer of the Subject Shares by you.

                         (b) Indemnification by You. In the event of registration of your Subject Shares under the Act, pursuant to which you offer or sell Subject Shares covered by such Registration Statement, you will, and hereby do, indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of this
               Section 5) the Company, each director of the Company, each officer of the Company who shall sign such Registration Statement and each other person, if any, who controls the Company within the meaning of the Act, with respect to any statement in, or omission from, such Registration
               Statement, any preliminary prospectus,
               final prospectus or summary prospectus
               included therein, or any amendment or
               supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by you specifically stating that it is for use in the preparation of such Registration
               Statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of Subject Shares by you.

                         (c)  Notice of Claims, etc.  Promptly after
               receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding subdivisions of this
               Section 5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
               Section 5.  In case any such action is
               brought against an indemnified party,
               unless in such indemnified party's
               reasonable judgment a conflict of interest between such indemnified and indemnifying party may exist in respect of such claim, the indemnifying party shall be entitled to participate in, and to assume the defense thereof, jointly with any other indemnifying party similarly notified, to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation.
               No indemnifying party shall, without the consent of the indemnified party, consent to entry of any judgment or enter into any settlement of such proceedings which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a complete and unconditional release from all liability in respect to such claim or litigation.

                         (d)  Indemnification Payments.  The
               indemnification required by this Section 5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                         (e)  Contribution.  If the indemnification
               provided for in this Section 5 is held by a court of competent jurisdiction to be unavailable with respect to any loss, liability, claim, damage or expense referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such loss, liability, damage or expense, in such manner as the underwriter(s) shall require in the underwriting agreement and, to the extent not specified therein with respect to any indemnified party contemplated by this Section 5 as entitled to indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of such indemnified party on the other in connection with the actual or alleged statements or omissions which resulted in such loss, liability, damage or expense, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of such indemnified party shall be determined by reference to, among other things, whether the untrue or allegedly untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by such indemnified party and the parties' relative intent, knowledge, access to information and opportunities to correct or prevent such statement or omission.
               The indemnity and contribution provided
               herein shall be in addition to, and not in lieu of, any other liability that one party may have to another.

     6. Arbitration. In the event of any dispute between the parties arising out of this Agreement, relating to any question of contract or tort, including any claims allegedly based on a violation of any securities laws or regulations, state or federal, both the Company and you agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

     7. Amendments and Waivers. This Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained your written consent to such amendment, action or omissions to act.

     8. Notices. Notices and other communications under this Agreement shall be in writing and shall be sent by registered mail, postage prepaid, addressed:

                         (a)  if to you, at the address shown above,
               unless you have advised the Company in
               writing of a different address as to which notices shall be sent under this Agreement; and

                         (b) if to the Company, at 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809, to the attention of Mr. David M. Loflin,
               President, or to such other address as the Company shall have furnished to you.

     9. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. This Agreement embodies the entire agreement and understanding between the Company and you with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement shall be construed and enforced in accordance with, and governed by, the law of the State of Louisiana. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

Yours very truly,

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

---------------------------
EXHIBIT 10.9
---------------------------

                 WARRANT AGREEMENT

THIS AGREEMENT dated as of May 18, 1998, between Media
Entertainment, Inc., a Nevada corporation (the "Company"), and Securities Transfer Corporation, a Texas corporation
(the "Warrant Agent").

                     RECITALS:

               A. Pursuant to a private offering of 300,000 units of securities (the "Units") by the Company, the Company proposes to issue to the purchasers of the Units 300,000
          Warrants (individually, a "Warrant", and, collectively, the "Warrants"), to purchase an aggregate of 300,000 shares of Common
          Stock of the Company (the "Warrant
          Shares").

               B.   The Company desires to provide for the
          issuance of warrant certificates (the
          "Warrant Certificates") representing the
          Warrants.

               C. The Company desires the Warrant Agent to act on behalf of the Company, and the Warrant Agent is willing to so act, in connection with the issuance, registration, transfer and exchange of
          Warrant Certificates and exercise of the Warrants.

NOW, THEREFORE, in consideration of the foregoing and the mutual agreements hereinafter set forth and for the purpose of defining the terms and provisions of the Warrant Certificates and the Warrants, and the respective rights and obligations thereunder of the Company, the registered holders of the Warrant Certificates and the Warrant Agent, the parties hereto agree as follows:

     1.   Definitions.  As used herein:

                         A. "Common Stock" shall mean shares of common stock of the Company, $.0001 par value
               (the "Common Stock"), whether now or
               hereafter authorized, which have the right to participate in the distribution of earnings and assets of the Company without limit as to amount or percentage.

                         B. "Corporate Office" shall mean the place of business of the Warrant Agent located in Dallas, Texas, or its successor (for the mailing address of the Warrant Agent, see paragraph 12 hereof).

                         C.   "Exercise Period" shall mean the period
               commencing on the date of the issuance of the Warrants and ending on the Expiration
               Date.

                         D.   "Exercise Price" shall mean a purchase
               price of $2.00 per share of Common Stock
               (the "Warrant Exercise Price").

                         E.   "Expiration Date" shall mean 5:00 p.m.
               Central Time, on the date which is two (2) years from the date of execution hereof, or if such day shall be a holiday or day on which banks are authorized to close, then 5:00 p.m. Central Time, whichever is in effect, on the next following day that in the State of Texas is not a holiday or a day on which banks are authorized to close.

                         F. "Registered Holder" shall mean the person in whose name any Warrant Certificate shall be registered on the books maintained by the Warrant Agent pursuant to this Agreement.

                         G. "Subsidiary" shall mean any corporation of which shares having ordinary voting power to elect a majority of the Board of Directors of such corporation (regardless of whether the shares of any other class or classes of such corporation shall have or may have voting power by reason of the happening of any contingency) are at the time directly or indirectly owned by the Company or one or more subsidiaries of the Company.

                         H. "Transfer Agent" shall mean the Company's transfer agent, Securities Transfer
               Corporation, or its successor.



                         I.   "Warrant" or "Warrants" shall mean and
               include up to 300,000 Warrants to be
               issued to the purchasers of the Units to purchase a like number of shares of the authorized and unissued Common Stock of the Company.

                         J. "Warrant Shares" shall mean and include up to 300,000 shares of authorized and unissued Common Stock initially reserved for issuance on exercise of the Warrants and any additional shares of Common Stock or other property which may hereafter be issuable or deliverable on exercise of the Warrants pursuant to paragraph 5 of this Agreement.

               2. Appointment of Warrant Agent. The Company hereby appoints the Warrant Agent to act as agent for the Company in accordance with the instructions set forth hereafter in this Agreement, and the Warrant Agent hereby accepts such appointment and agrees to perform the duties and obligations required of it, as such duties and obligations are set forth herein.

               3. Warrants and Issuance of Warrant Certificates. Each Warrant shall initially entitle the Registered Holder of the Warrant Certificate representing such Warrant to purchase one shares of Common Stock on exercise thereof, subject to modification and adjustment as hereinafter provided in paragraph 9. The Warrant
          Certificates will be issued and delivered by the Warrant Agent on written order of the Company signed by its President and attested by its Secretary or Assistant Secretary. The Warrant
          Agent shall deliver Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under this Agreement.

               4. Form and Execution of Warrant Certificates. The Warrant Certificates representing the Warrants to be issued to the purchasers of the Units shall be substantially in the form attached as Exhibit "A" and may have such letters, numbers or other marks of identification and such legends, summaries or endorsements printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions hereof.

                    The Warrant Certificates shall be dated as of the date of issuance, whether on initial issuance, transfer, exchange or in lieu of mutilated, lost, stolen or destroyed Warrant
          Certificates.

                    Warrant Certificates representing the Warrants to be issued to the purchasers of the Units shall be numbered serially with the letters
          "WPO" preceding the number of each Warrant
          Certificate.

                    Warrant Certificates shall be executed on behalf of the Company by its President and Secretary, by manual signatures or by facsimile signatures printed thereon, and shall have imprinted thereon a facsimile of the Company's seal.
          Warrant Certificates shall be manually
          countersigned by the Warrant Agent and shall not be valid for any purpose unless so countersigned. In the event any officer of the Company who executed the Warrant Certificates shall cease to be an officer of the Company before the date of issuance of the Warrant
          Certificates or before countersignature and delivery by the Warrant Agent, such Warrant
          Certificates may be countersigned, issued and delivered by the Warrant Agent with the same force and effect as though the person who signed such Warrant Certificates had not ceased to be an officer of the Company.

               5. Exercise of Warrants. The Warrants shall be exercisable during the Exercise Period. A
          Warrant shall be deemed to have been exercised immediately prior to the close of business on the date of the surrender for exercise (the
          "Exercise Date") of the Warrant Certificate.
          The exercise form shall be executed by the Registered Holder thereof or his attorney duly authorized in writing and shall be delivered together with payment to the Warrant Agent, in cash or by official bank or certified check, of an amount in lawful money of the United States of America. Such payment shall be in an amount equal to the Exercise Price per Warrant as hereinabove defined.

                    The person entitled to receive the number of Warrant Shares deliverable on such exercise shall be treated for all purposes as the holder of such Warrant Shares as of the close of business on the Exercise Date. The Company shall not be obligated to issue any fractional share interests in Warrant Shares issuable on exercise of a Warrant. If more than one Warrant shall be exercised at one time by the same
          Registered Holder, the number of full shares which shall be issuable on exercise thereof shall be computed on the basis of the aggregate number of full shares issuable on such exercise.

                    As soon as practicable on or after the Exercise Date and in any event within 30 days after such date, the Warrant Agent shall cause to be issued and delivered to the person or persons entitled to receive the same, a certificate or certificates for the number of Warrant Shares deliverable on such exercise. No adjustment shall be made in respect of cash dividends on Warrant Shares deliverable on exercise of any Warrant. The Warrant Agent shall promptly notify the Company in writing of any exercise of any Warrant and of the number of Warrant Shares delivered and shall cause payment of an amount in cash equal to the Exercise Price to be made promptly to the order of the Company. The parties contemplate such payments will be made by the Warrant Agent to the Company as collected funds are received by the Warrant Agent. The
          Warrant Agent shall hold any proceeds collected and not yet paid to the Company in a Federally-insured escrow account at a commercial bank selected by the Warrant Agent, at all times relevant hereto. Following a determination by the Warrant Agent that collected funds have been received, the Warrant Agent shall cause share certificates to be issued representing the number of Warrants exercised by the holder.

                    Expenses incurred by the Warrant Agent
          hereunder, including administrative costs, costs of maintaining records and other expenses, shall be paid by the Company according to the standard fees imposed by the Warrant Agent for such services.

                    A detailed accounting statement setting forth the number of Warrants exercised, the net amount of exercised funds and all expenses incurred by the Warrant Agent shall be transmitted to the Company on payment of each exercise amount.
          Such accounting statement shall serve as an interim accounting for the Company during the Exercise Period. The Warrant Agent shall render to the Company a complete accounting setting forth the number of Warrants exercised, the identity of persons exercising such Warrants, the number of shares issued, the amounts to be distributed to the Company and all other expenses incurred by the Warrant Agent, at the completion of the Exercise Period.

               6. Reservation of Shares and Payment of Taxes. The Company covenants that it will, at all times, reserve and have available from its authorized shares of Common Stock such number of shares of Common Stock as shall then be issuable on exercise of all outstanding Warrants. The
          Company covenants that all Warrant Shares, when issued, shall be duly and validly issued, fully paid and non-assessable, and free from all taxes, liens and charges with respect to the issue thereof.

                    If any Warrant Shares require registration with, or approval of, any government authority under any Federal or state law before such shares may be validly issued or delivered, the Company covenants it will, in good faith and as expeditiously as possible, endeavor to secure such registration or approval, as the case may be.

                    Warrantholders shall pay all documentary stamp or similar taxes and other government charges that may be imposed with respect to the issuance of the Warrants, or the issuance, transfer or delivery of any Warrant Shares on exercise of the Warrants. In the event the Warrant Shares are to be delivered in a name other than the name of the Registered Holder of the Warrant
          Certificate, no such delivery shall be made unless the person requesting the same has paid to the Warrant Agent the amount of any such taxes or charges incident thereto.

                    The Warrant Agent is hereby irrevocably
          authorized to requisition certificates for
          Warrant Shares from the Transfer Agent as required from time to time. The Company has, contemporaneously with the execution of this Agreement, authorized the Transfer Agent to comply with all such requisitions. The Company will file with the Warrant Agent a statement setting forth the name and address of its Transfer Agent for the Company's Common Stock issuable on exercise of the Warrants and of any successor Transfer Agent.



               7.   Registration of Transfer of Warrant
          Certificates. The Warrant Certificates may not be transferred in whole or in part except as authorized in this Agreement. Warrant
          Certificates to be exchanged shall be
          surrendered to the Warrant Agent at its
          Corporate Office. The Company shall execute, and the Warrant Agent shall countersign, issue and deliver in exchange therefor, the Warrant
          Certificate or Certificates which the holder making the transfer shall be entitled to receive.

                    The Warrant Agent shall keep transfer books at its Corporate Office in which it shall register
          Warrant Certificates and the transfer thereof.
          On due presentment for transfer of any Warrant
          Certificates at such office, the Company shall execute, and the Warrant Agent shall issue and deliver to the transferee or transferees, a new
          Warrant Certificate or Certificates representing an equal aggregate number of Warrants.

                    The Warrants will not be publicly traded.

               8. Loss or Mutilation. On receipt by the Company and the Warrant Agent of evidence satisfactory as to the ownership of and the loss, theft,
          destruction or mutilation of any Warrant
          Certificate, the Company shall execute, and the
          Warrant Agent shall countersign and deliver in
          lieu thereof, a new Warrant Certificate
          representing an equal aggregate number of
          Warrants.   In the case of loss, theft or
          destruction of any Warrant Certificate, the individual requesting issuance of a new Warrant
          Certificate shall be required to indemnify the Company and Warrant Agent in an amount satisfactory to each of them. In the event a Warrant Certificate is mutilated, such
          Certificate shall be surrendered and cancelled by the Warrant Agent prior to delivery of a new
          Warrant Certificate.  Applicants for a
          substitute Warrant Certificate shall also comply with such other regulations and pay such other reasonable charges as the Company may prescribe.

               9.   Adjustment of Exercise Price and Shares.

                         A. In the event, prior to the expiration of the Warrants by exercise or by their terms, the Company shall issue any of its Common Stock as a stock dividend or shall subdivide the number of outstanding shares of Common Stock into a greater number of shares, then, in either of such events, the Exercise Price in effect at the time of such action shall be reduced proportionately and the number of shares of Common Stock purchasable pursuant to the Warrants shall be increased proportionately. Conversely, in the event the Company shall reduce the number of its outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such event, the Exercise Price in effect at the time of such action shall be increased proportionately and the number of shares of Common Stock at that time purchasable pursuant to the Warrants shall be decreased proportionately. Such stock dividend paid or distributed on the Common
               Stock in shares of any other class of the Company or securities convertible into shares of Common Stock shall be treated as a dividend paid or distributed in shares of Common Stock to the extent shares of Common Stock are issuable on the payment or conversion thereof.

                         B. In the event, prior to the expiration of the Warrants by exercise or by their terms, the Company shall be recapitalized by reclassifying its outstanding shares of Common Stock into shares with a different par value, or by changing its outstanding
               Common Stock to shares without par value or in the event of any other material change of the capital structure of the Company or of any successor corporation by reason of any reclassification, recapitalization or conveyance, prompt, proportionate, equitable, lawful and adequate provision shall be made whereby any holder of the Warrants shall thereafter have the right to purchase, on the basis and the terms and conditions specified in this Agreement, in lieu of the shares of Common Stock of the Company theretofore purchasable on the exercise of any Warrant, such securities or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock of the Company theretofore purchasable on exercise of the Warrants had such reclassification, recapitalization or conveyance not taken place; and, in any such event, the rights of any holder of a Warrant to any adjustment in the number of shares of Common Stock purchasable on exercise of such Warrant, as set forth above, shall continue and be preserved in respect of any stock, securities or assets which the holder becomes entitled to purchase;
               provided, however, that a merger,
               acquisition of a going business or a
               portion thereof (whether for cash, stock, notes, other securities, or a combination of cash and securities), exchange of stock for stock, exchange of stock for assets, or like transaction involving the Company will not be considered a "material change" for purposes of this paragraph, and no adjustment shall be made under this paragraph 9 by reason of any such merger, acquisition, exchange of stock for stock, exchange of stock for assets, or like transaction.

                         C.   In the event the Company, at any time
               while the Warrants shall remain unexpired and unexercised, shall sell all or substantially all of its property, or dissolves, liquidates or winds up its affairs, prompt, proportionate, equitable, lawful and adequate provision shall be made as part of the terms of such sale, dissolution, liquidation or winding up such that the holder of a Warrant may thereafter receive, on exercise of such Warrant, in lieu of each share of Common
               Stock of the Company which such holder
               would have been entitled to receive upon exercise of such Warrant, the same kind and amount of any stock, securities or assets as may be issuable, distributable or payable on any such sale, dissolution, liquidation or winding up with respect to each share of Common Stock of the Company;
               provided, however, that, in the event of any such sale, dissolution, liquidation or winding up, the right to exercise the Warrants shall terminate on a date fixed by the Company, such date to be not earlier than 5:00 p.m., Central Time, on the 30th day next succeeding the date on which notice of such termination of the right to exercise the Warrants has been given by mail to the holders thereof at such addresses as may appear on the books of the Company.

                         D. In the event, prior to the expiration of the Warrants by exercise or by their terms, the Company shall take a record of the holders of its Common Stock for the purpose of entitling them to purchase shares of its Common Stock at a price per share more than 10% below the then-current market price per share (as defined below) of its Common Stock at the date of taking such record, then (i) the number of shares of Common Stock purchasable pursuant to the Warrants shall be redetermined as follows: the number of shares of Common
               Stock purchasable pursuant to a Warrant
               immediately prior to such adjustment
               (taking into account fractional interests to the nearest 1,000th of a share) shall be multiplied by a fraction, the numerator of which shall be the number of shares of Common Stock of the Company then outstanding (excluding the Common Stock then owned by the Company) immediately prior to the taking of such record, plus the number of additional shares offered for purchase, and the denominator of which shall be the number of shares of Common
               Stock of the Company outstanding
               (excluding the Common Stock owned by the Company) immediately prior to the taking of such record, plus the number of shares which the aggregate offering price of the total number of additional shares so offered would purchase at such current market price; and (ii) the Exercise Price per share of Common Stock purchasable pursuant to a Warrant shall be redetermined as follows: the Exercise
               Price in effect immediately prior to the taking of such record shall be multiplied by a fraction, the numerator of which is the number of shares of Common Stock purchasable immediately prior to the taking of such record, and the denominator of which is the number of shares of Common
               Stock purchasable immediately after the
               taking of such record as determined
               pursuant to clause (i) above.  For the
               purpose hereof, the current market price per share of Common Stock of the Company at any date shall be deemed to be the average of (A) the highest bid and asked prices as reported by NASDAQ if the Common
               Stock of the Company is admitted to
               listing for trading thereon, or (B) the
               highest bid and asked prices reported on the OTC Electronic Bulletin Board of the
               NASD, for 30 consecutive business days
               commencing 15 business days prior to the record date.

                         E.   On exercise of the Warrants by the
               holders, the Company shall not be required to deliver fractions of shares of Common
               Stock; provided, however, that prompt,
               proportionate, equitable, lawful and
               adequate adjustment in the Exercise Price payable shall be made in respect of any such fraction of one share of Common Stock on the basis of the Exercise Price per share.



                         F. In the event, prior to expiration of the Warrants by exercise or by their terms, the Company shall determine to take a record of the holders of its Common Stock for the purpose of determining shareholders entitled to receive any stock dividend, distribution or other right which will cause any change or adjustment in the number, amount, price or nature of the Common Stock or other stock, securities or assets deliverable on exercise of the Warrants pursuant to the foregoing provisions, the Company shall give to the Registered Holders of the Warrants at the addresses as may appear on the books of the Company at least 15 days' prior written notice to the effect that it intends to take such a record. Such notice shall specify the date as of which such record is to be taken; the purpose for which such record is to be taken; and the number, amount, price and nature of the Common Stock or other stock, securities or assets which will be deliverable on exercise of the Warrants after the action for which such record will be taken has been completed. Without limiting the obligation of the Company to provide notice to the Registered Holders of the Warrant Certificates of any corporate action hereunder, the failure of the Company to give notice shall not invalidate such corporate action of the Company.

                         G. The Warrant shall not entitle the holder thereof to any of the rights of shareholders or to any dividend declared on the Common Stock, unless the Warrant is exercised and the Warrant Shares purchased prior to the record date fixed by the Board of Directors of the Company for the determination of holders of Common Stock entitled to such dividend or other right.

                         H. No adjustment of the Exercise Price shall be made as a result of, or in connection with, (i) the establishment of one or more employee stock option plans for employees of the Company, or the modification, renewal or extension of any such plan, or the issuance of Common Stock on exercise of any options pursuant to any such plan,
               (ii) the issuance of individual warrants or options to purchase Common Stock, the issuance of Common Stock upon exercise of such warrants or options, or the issuance of Common Stock in connection with compensation arrangements for directors, officers, employees, consultants or agents of the Company or any Subsidiary, and the like, or (iii) the issuance of Common
               Stock in connection with a merger,
               acquisition of a going business or a
               portion thereof (whether for cash, stock, notes, other securities, or a combination of cash and securities), exchange of stock for stock, exchange of stock for assets, or like transaction.

               10. Duties, Compensation and Termination of Warrant Agent. The Warrant Agent shall act hereunder as agent and in a ministerial capacity for the Company, and its duties shall be determined solely by the provisions hereof. The Warrant
          Agent shall not, by issuing and delivering
          Warrant Certificates or by any other act hereunder, be deemed to make any representations as to the validity, value or authorization of the Warrant Certificates or the Warrants represented thereby or of the Common Stock or other property delivered on exercise of any Warrant. The Warrant Agent shall not be under any duty or responsibility to any holder of the Warrant Certificates to make or cause to be made any adjustment of the Exercise Price or to determine whether any fact exists which may require any such adjustments.

                    The Warrant Agent shall not (i) be liable for any recital or statement of fact contained herein or for any action taken or omitted by it in reliance on any Warrant Certificate or other document or instrument believed by it in good faith to be genuine and to have been signed or presented by the proper party or parties, (ii) be responsible for any failure on the part of the Company to comply with any of its covenants and obligations contained in this Agreement or in the Warrant Certificates, or (iii) be liable for any act or omission in connection with this Agreement, except for its own negligence or willful misconduct.

                    The Warrant Agent may, at any time, consult with counsel satisfactory to it (who may be counsel for the Company) and shall incur no liability or responsibility for any action taken or omitted by it in good faith in accordance with such notice, statement, instruction, request, direction, order or demand.




                    Any notice, statement, instruction, request, direction, order or demand of the Company shall be sufficiently evidenced by an instrument signed by its President and attested by its Secretary or Assistant Secretary. The Warrant
          Agent shall not be liable for any action taken or omitted by it in accordance with such notice, statement, instruction, request, direction, order or demand.

                    The Company agrees to pay the Warrant Agent compensation for its services hereunder and to reimburse the Warrant Agent for its reasonable expenses in accordance with the terms of Exhibit
          "B" attached hereto and incorporated herein by this reference. The Company further agrees to indemnify the Warrant Agent against any and all losses, expenses and liabilities, including judgments, costs and counsel fees, for any action taken or omitted by the Warrant Agent in the execution of its duties and powers hereunder, excepting losses, expenses and liabilities arising as a result of the Warrant Agent's negligence or willful misconduct.

                    The Warrant Agent may resign its duties or the Company may terminate the Warrant Agent and the Warrant Agent shall be discharged from all further duties and liabilities hereunder (except liabilities arising as a result of the Warrant
          Agent's own negligence or willful misconduct) on 30 days' prior written notice to the other party. At least 15 days prior to the date such resignation is to become effective, the Warrant
          Agent shall cause a copy of such notice of resignation to be mailed to the Registered
          Holder of each Warrant Certificate. On such resignation or termination, the Company shall appoint a new Warrant Agent. If the Company shall fail to make such appointment within a period of 30 days after it has been notified in writing of the resignation by the Warrant Agent, then the Registered Holder of any Warrant
          Certificate may apply to any court of competent jurisdiction for the appointment of a new
          Warrant Agent. Any new Warrant Agent, whether appointed by the Company or by such court, shall be a bank or trust company having a capital and surplus, as shown by its last published report to its shareholders, of not less than $1,000,000.

                    After acceptance in writing of an appointment of a new Warrant Agent is received by the Company, such new Warrant Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named herein as the Warrant Agent, without any further assurance, conveyance, act or deed; provided, however, if it shall be necessary or expedient to execute and deliver any further assurance, conveyance, act or deed, the same shall be done at the expense of the Company and shall be legally and validly executed. The Company shall file a notice of appointment of a new Warrant Agent with the resigning Warrant Agent and shall forthwith cause a copy of such notice to be mailed to the Registered Holder of each Warrant
          Certificate.

                    Any corporation into which the Warrant Agent or any new Warrant Agent may be converted or merged, or any corporation resulting from any consolidation to which the Warrant Agent or any new Warrant Agent shall be a party, or any corporation succeeding to the corporate trust business of the Warrant Agent shall be a successor Warrant Agent under this Agreement, provided that such corporation is eligible for appointment as a successor to the Warrant Agent.
          Any such successor Warrant Agent shall promptly cause notice of its succession as Warrant Agent to be mailed to the Company and to the Registered Holder of each Warrant Certificate.
          No further action shall be required for
          establishment and authorization of such
          successor Warrant Agent.

                    The Warrant Agent, its officers or directors and its subsidiaries or affiliates may buy, hold or sell Warrants or other securities of the Company and otherwise deal with the Company in the same manner and to the same extent and with like effect as though it were not the Warrant Agent.
          Nothing herein shall preclude the Warrant Agent from acting in any other capacity for the Company.

               11. Modification of Agreement. The Warrant Agent and the Company may, by supplemental agreement, make any changes or corrections in this Agreement they shall deem appropriate to cure any ambiguity or to correct any defective or inconsistent provision or mistake or error herein contained. Additionally, the parties may make any changes or corrections deemed necessary which shall not adversely affect the interests of the holders of Warrant Certificates;
          provided, however, this Agreement shall not otherwise be modified, supplemented or altered in any respect, except with the consent in writing of the Registered Holders of Warrant
          Certificates representing not less than 66 2/3% of the Warrants outstanding; provided, however, that no change in the number or nature of the Warrant Shares purchasable on exercise of a Warrant, or the Exercise Price or the Exercise
          Period thereof shall be made without the consent, in writing, of the Registered Holder of the Warrant Certificate representing such
          Warrant, other than such changes as are
          specifically prescribed by this Agreement.

               12. Notices. All notices, demands, elections, opinions or requests (however characterized or described) required or authorized hereunder shall be deemed given sufficiently in writing and sent via a nationally recognized overnight courier service, by registered or certified mail, return receipt requested and postage prepaid, or by facsimile to:

  in the case of the Company: Media Entertainment, Inc.
                              Attention: David M. Loflin
                              8748 Quarters Lake Road
                              Baton Rouge, Louisiana 70809
                              Facsimile: (504) 922-9123

              with a copy to: Newlan & Newlan
                              Attorneys at Law
                              2512 Program Drive, Suite 101
                              Dallas, Texas 75220
                              Facsimile: (214) 654-9520

and, in the case of the Warrant Agent:
                              Securities Transfer Corporation
                              Attention: Kevin Halter, Jr.
                              16910 Dallas Parkway, Suite 100
                              Dallas, Texas 75248
                              Facsimile: (972) 248-4797

                    and, if to the Registered Holder of a Warrant
          Certificate, at the address of such holder as set forth on the books maintained by the Warrant
          Agent.

               13. Persons Benefitting. This Agreement shall be binding upon and inure to the benefit of the Company, the Warrant Agent and their respective successors and assigns, and the holders from time to time of the Warrant Certificates.
          Nothing in this Agreement is intended to or shall be construed to confer on any other person any right, remedy or claim or to impose on any other person any duty, liability or obligation.

               14. Further Instruments. The parties shall execute and deliver any and all such other instruments and shall take any and all such other actions as may be reasonable or necessary to carry out the intention of this Agreement.

               15.  Severability.  If any provision of this
          Agreement shall be held, declared or pronounced void, voidable, invalid, unenforceable or inoperative for any reason by any court of competent jurisdiction, government authority or otherwise, such holding, declaration or pronouncement shall not affect adversely any other provision of this Agreement, which shall otherwise remain in full force and effect and be enforced in accordance with its terms, and the effect of such holding, declaration or pronouncement shall be limited to the territory or jurisdiction in which made.

               16. Waiver. All the rights and remedies of either party under this Agreement are cumulative and not exclusive of any other rights and remedies as provided by law. No delay or failure on the part of either party in the exercise of any right or remedy arising from a breach of this Agreement shall operate as a waiver of any subsequent right or remedy arising from a subsequent breach of this Agreement. The consent of any party where required hereunder to any act or occurrence shall not be deemed to be a consent to any other act or occurrence.




               17. General Provisions. This Agreement shall be construed and enforced in accordance with, and governed by, the laws of the State of Texas.
          Except as otherwise expressly stated herein, time is of the essence in performing hereunder.
          This Agreement embodies the entire agreement and understanding between the parties and supersedes all prior agreements and understandings relating to the subject matter hereof, and this Agreement may not be modified or amended or any term or provision hereof waived or discharged except in writing signed by the party against whom such amendment, modification, waiver or discharge is sought to be enforced. The headings of this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning thereof. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above-mentioned.

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
        David M. Loflin, President

SECURITIES TRANSFER CORPORATION


By: /s/ Kevin Halter,Jr.
        Kevin Halter, Jr., President

---------------------------
EXHIBIT 10.10
---------------------------

March 27,1998


H+N Partners
B. Edward Haun
1444 Wazee Street
Denver, Colorado 802

                         Finder's Fee Letter

Gentlemen:

This letter will serve to memorialize our agreement with respect to payment of finder's fees for your services in locating and referring a securities broker to this company for the purpose of making a private sale of securities. We intend to make a private offering of Common Stock of Media Entertainment, Inc. (the "Company"). You have agreed to use your best efforts to introduce the Company to a securities broker with the ability to offer the Company's securities, on a private placement basis, to persons qualified as Accredited Investors, as that term is used in Rule 501 of Regulation D of the Rules of the Securities and Exchange Commission for the purpose of their making an investment in
the Company.   The total offering is to be $800,000, and
shall consist of Units of securities, each Unit consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"). The offering price of the Units will equal the opening bid price of the Company's common stock on the NASD's OTC Electronic Bulletin Board (Symbol:
MEME) on the day of execution of a Selling Agreement between the Company and a securities broker introduced by you. The exercise price of the Warrants is to be two times the offering price of the Units. The exercise period of the Warrants is to be three years from the date of their issue and they will contain standard anti-dilution provisions.

We have agreed to pay to you (i) cash compensation equal to 5% of the funds invested in the Units and (ii) issue to you 200,000 Common Stock Purchase Warrants to purchase one share of Common Stock of the Company at an exercise price equal to $1.25 per share as to 100,000 warrants and an exercise price equal to $1.50 per share as to the remaining 100,000 warrants, with an exercise period equal to three years from the date of their issuance and they will contain standard
anti-dilution provisions.   In performing your duties as a
finder, you are to do no more in the process of selling the offered securities than refer one or more securities brokers to us and make introductions of them. You agree not to perform any services that would normally be performed by a licensed securities broker or dealer, as you will not be acting in the capacity of a securities broker or agent.
When you have made an introduction or referred a securities broker or brokers who are capable of undertaking the subject offering, you will have performed all of the service required for you to have earned the described finder's fee, should such referred securities broker or brokers undertake and complete an offering along the lines set forth herein. You will be paid both your cash compensation and have the Warrants issued to you, at such time as the offering of securities is concluded, the investment funds are accepted by the Company and the Units offered and sold are issued to the purchasers thereof.

With respect to referrals and/or introductions to be made by you, you are to advise the Company in writing of the identity of such Securities Broker or Brokers. If such referred person is already known to the Company and is a securities broker with whom the Company has an existing relationship through its efforts, we will advise you on the day we receive your letter of introduction or reference, and you will not be considered a finder as to that securities broker. If we do not so advise you on the day of receipt of your advice, you will be considered a finder of such securities broker.

If this letter properly reflects your understanding, please indicate such in the space below. We thank you for your assistance and look forward to working with you.

Sincerely,

/s/ David M. Loflin
David M. Loflin
President

ACCEPTED AND AGREED:

/s/ Bruce E. Haun
Bruce E. Haun
on behalf of H + N Partners

---------------------------
EXHIBIT 10.11
---------------------------

                 INVESTMENT BANKING AGREEMENT

This Investment Banking Agreement is made as of the 15th day of June, 1998, by and between H+N Partners, a fictitious name division of B. Edward Haun & Company, a Colorado corporation ("Banker"), and Media Entertainment, Inc., a
Nevada corporation (the "Company").

WHEREAS, Banker possesses experience in the field of corporate finance and investment banking for publicly traded companies; and

WHEREAS, the Company is a publicly-held company that files periodic reports pursuant to the requirements of the Securities Exchange Act of 1934, with its Common Stock trading on the NASD's OTC Electronic Bulletin Board under the symbol "MEME"; and

WHEREAS, the Company desires to obtain counsel and services with respect to attracting investment, acquisitions of other companies and increasing in its asset base and market capitalization of its publicly traded common stock; and

WHEREAS, the Company desires to engage Banker and Banker is willing to accept such engagement as investment banker to the Company.

NOW THEREFORE, for good and valuable consideration, receipt and adequacy of which is hereby acknowledged, it is agreed by and between the parties:

I. ENGAGEMENT OF BANKER

For the compensation and subject to all of the terms and conditions set forth herein, the Company hereby engages
Banker to serve the Company as an investment banker.

II. OBLIGATIONS OF BANKER

Banker shall, in the performance of its services to be provided hereunder:

  A. Provide counsel in all matters relating to the corporate financing needs of the Company and its desired growth by acquisition and merger;

  B. Render to the Company advice and counsel with respect to the future financing and growth of the Company; and

  C. Use its best efforts to locate one or more securities brokerage firms who are to be members of the National
Association of Securities Dealers, Inc., to provide underwriting services designed to raise equity funding for the Company.

III. COMPENSATION

It is acknowledged that it is the goal of the parties to effectuate an underwriting of the Company's securities through the medium of a securities underwriter located by Banker. It is further acknowledged that Banker's compensation under this Agreement is contingent upon the successful arrangement, implementation and consummation of an offering or offerings of Company securities by an underwriter designated and referred to the Company by Banker. There are set forth below pro forma examples of offering transactions of the character contemplated by this Agreement. The compensation of Banker is contingent upon successful completion of an offering generally meeting the criteria set forth in these pro forma transactions. The compensation of Banker is set forth to indicate the method of compensation and the ratio of compensation to offering size.

  1. With respect to a financing of the Company by a securities broker designated and referred to the Company by Banker resulting from a public offer and sale of equity or debt securities, or a combination of debt and equity securities, convertible or otherwise, in an amount of $5,000,000 and up to $8,000,000 in aggregate proceeds of sale of such securities, Banker will be paid a cash fee equal to 2% of the aggregate amount of securities sold, and the Company shall issue to Banker 200,000 Common Stock Purchase Warrants (the "Warrants") entitling Banker to purchase, on exercise of the Warrants, 200,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Warrants shall have an exercise term of three years from the date of their issuance and shall contain standard anti-dilution provisions.

  2. With respect to a financing of the Company by a securities broker designated and referred to the Company by Banker resulting from a public offer and sale of equity or debt securities, or a combination of debt and equity securities, convertible or otherwise, in an amount of $9,000,000 and up to $16,000,000 in aggregate proceeds of sale of such securities, Banker will be paid a cash fee equal to 2% of the aggregate amount of securities sold, and the Company shall issue to Banker 400,000 Common Stock Purchase Warrants (the "Warrants") entitling Banker to purchase, on exercise of the Warrants, 400,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Warrants shall have an exercise term of three years from the date of their issuance and shall contain standard anti-dilution provisions.

IV. TERM AND TERMINATION; EXCLUSIVITY

  Term and Termination. This Agreement shall be for a term of nine months from the date of mutual execution hereof. It may be terminated by either party on ten days' written notice of reasonable dissatisfaction by one of the parties with the performance of the other party.

  Exclusivity. Banker shall be the exclusive investment banker for the Company during the term of this Agreement.
Further, the Company agrees that it will not, subsequent to the termination of this Agreement for any reason, do business with any securities brokerage firm introduced to the Company by Banker for the purpose of acting as an underwriter of the Company's securities, for a period of three years.

V. REPRESENTATIONS AND WARRANTIES

  A.  The Company represents and warrants to Banker that:

    1. the Company will cooperate fully and timely with Banker to enable Banker to perform its obligations hereunder;

    2. the execution and performance of this Agreement by the Company has been duly authorized by the Board of Directors of the Company;

    3. the performance by the Company of this Agreement will not violate any applicable court decree, law or regulation, nor will it violate any provisions of the organizational documents of the Company or any contractual obligation by which the Company may be bound;

    4. the Company will promptly deliver to Banker a complete due diligence package, to include all of the Company's periodic reports, the Company's Prospectus dated August 12, 1997, a Disclosure Statement promulgated pursuant to Rule 15c2-11, all future press releases and all other relevant materials, including, but not limited to, corporate reports, brochures, etc.; and

    5. to the knowledge of the Company, all such information shall be true, accurate, complete and not misleading, in all respects.

  B.  Banker represents and warrants to the Company that:

    1. the execution and performance of this Agreement by Banker has been duly authorized by the Board of Directors of Banker;

    2. Banker is in good standing under the laws of the State of Colorado; and

    3. the performance by Banker of this Agreement will not violate any applicable court decree, law or regulation, nor will it violate any provisions of the organizational documents of Banker or any contractual obligation by which Banker may be bound.

VI. INDEMNITY AND HOLD HARMLESS

The Company and Banker agree that each will indemnify and hold harmless the other, each of their respective directors, each of their respective officers, their respective legal counsel and each person or persons who control the Company or Banker within the meaning of the Securities Act of 1933, as amended (the "Act") (each of the foregoing being herein referred to as "controlling persons"), against any losses, claims, damages or liabilities (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys'
fees) to which the Company or Banker, or any such director, officer, counsel or controlling person may become subject under the Act or the Securities Exchange Act of 1934, or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of, or are based upon, any action or omission of either Banker or the Company done in the performance of this Agreement.

VII. INSIDE INFORMATION

It is acknowledged that in the course of the performance of its obligations hereunder, Banker will become privy to material non-public information concerning the business and financial condition of the Company, generally termed "inside information". Until such time as such inside information may become publicly known, Banker agrees that any inside information gained by it in the performance of this Agreement will not be revealed or disclosed to any person or entity, except as is necessary in the proper performance of this Agreement. Banker will not directly or indirectly buy or sell any of the securities of the Company at any time when it is privy to material, non-public information.

VIII.     NOTICES

All notices hereunder shall be in writing and addressed to the party at the address herein set forth, or at such other address as to which notice pursuant to this section may be given, and shall be given by personal delivery, by certified mail (return receipt requested), Express Mail or by national or international courier. Notices will be deemed given upon the earlier of actual receipt or three (3) business days after being mailed or delivered to such courier service.

Notices shall be addressed to Banker at:

H+N Partners
B. Edward Haun & Company
1444 Wazee Street
Denver, Colorado 80202

and to the Company at:

Media Entertainment, Inc.
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

with a copy to:

Newlan & Newlan, Attorneys at Law
2512 Program Drive, Suite 101
Dallas, Texas 75220

IX. MISCELLANEOUS

  A. In the event of a dispute between the parties arising out of this Agreement, both Banker and the Company agree to submit such dispute with the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, may award attorneys fees to the prevailing party.

  B. This Agreement is not assignable in whole or in any part, and shall be binding upon the parties, their successors or assigns.

  C. This Agreement may be executed in multiple counterparts which shall be deemed an original. It shall not be necessary that each party execute each counterpart, or that any one counterpart be executed by more than one party, if each party executes at least one counterpart.

  D. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Louisiana.

MEDIA ENTERTAINMENT, INC.


By: /s/ David M. Loflin
     David M. Loflin
     President

H + N PARTNERS


By: /s/ Bruce E. Haun
     Bruce E. Haun

---------------------------
EXHIBIT 10.12
---------------------------

       FINANCIAL PUBLIC RELATIONS SERVICES AGREEMENT

This Financial Public Relations Services Agreement is made as of the 15th day of June, 1998, by and between H+N
Partners, a fictitious name division of B. Edward Haun &
Company, a Colorado corporation ("Consultant"), and Media
Entertainment, Inc., a Nevada corporation (the "Company").

WHEREAS, Consultant possesses experience in the field of financial public relations; and

WHEREAS, the Company is a publicly-held company and files periodic reports pursuant to the requirements of the Securities Exchange Act of 1934, with its common stock trading on the NASD's OTC Electronic Bulletin Board under the symbol "MEME"; and

WHEREAS, the Company desires to hire Consultant and Consultant is willing to accept the Company as a client.

NOW THEREFORE, in consideration of the mutual covenants herein contained, it is agreed:

  1. The Company hereby engages Consultant, on a non-exclusive basis, to render consulting services with respect to financial public relations, on behalf of the Company. Consultant hereby accepts such engagement and agrees to render such consulting services as are listed on Exhibit "A" attached hereto and incorporated herein by this reference, throughout the term of this Agreement. Consultant agrees that it shall be responsible for all expenses incurred in its performance hereunder.

  It is further agreed that Consultant shall have no authority to bind the Company to any contract or obligation or to transact any business in the Company's name or on behalf of the Company, in any manner. The parties intend that Consultant shall perform its services required hereunder as an independent contractor.

  2. The term of this Agreement shall commence upon execution of this Agreement and shall continue for one (1) year, and shall renew automatically for additional one-year periods, unless either party shall notify the other of its intention not to renew this Agreement within 60 days of the expiration of the initial term or any renewal term of this Agreement.

  3. In consideration of the services to be performed by Consultant, the Company agrees to pay to Consultant the compensation set forth on Exhibit "B" attached hereto and incorporated herein by this reference.

  4. The Company represents and warrants to Consultant that:

    A. The Company will cooperate fully and timely with Consultant to enable Consultant to perform its obligations hereunder.

    B. The execution and performance of this Agreement by the Company has been duly authorized by the Board of Directors of the Company.

    C. The performance by the Company of this Agreement will not violate any applicable court decree, law or regulation, nor will it violate any provisions of the organizational documents of the Company or any contractual obligation by which the Company may be bound.

  5. Until such time as the same may become publicly known, the parties agree that any information provided to either of them by the other of a confidential nature will not be revealed or disclosed to any person or entity, except in the performance of this Agreement, and upon completion of Consultant's services and upon the written request of the Company, any original documentation provided by the Company will be returned to it. Consultant, including each of its affiliates, will not directly or indirectly buy or sell the securities of the Company at any time when it or they are privy to non-public information.

  Consultant agrees that it will not disseminate any printed matter relating to the Company, including, without limitation, press releases, without prior written approval of the Company's legal counsel.

  Consultant acknowledges that, in light of the fact that Consultant is in a special relationship with the Company due to the entrustment by the Company to Consultant of non-public, material "inside" information concerning the Company, the relationship between the Company and Consultant shall be that of a special relationship.

  6. All notices hereunder shall be in writing and addressed to the party at the address herein set forth, or at such other address as to which notice pursuant to this section may be given, and shall be given by personal delivery, by certified mail (return receipt requested), Express Mail or by national or international overnight courier. Notices will be deemed given upon the earlier of actual receipt of three (3) business days after being mailed or delivered to such courier service.

Notices shall be addressed to Consultant at:

H+N Partners
B. Edward Haun & Company
1444 Wazee Street
Denver, Colorado 80202

and to the Company at:

Media Entertainment, Inc.
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

with a copy to:

Newlan & Newlan, Attorneys at Law
2512 Program Drive, Suite 101
Dallas, Texas 75220

  7.  Miscellaneous.

    A. In the event of a dispute between the parties arising out of this Agreement, both Consultant and the Company agree to submit such dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

    B. This Agreement is not assignable in whole or in any part, and shall be binding upon the parties, their heirs, representatives, successors or assigns.

    C. This Agreement may be executed in multiple counterparts which shall be deemed an original. It shall not be necessary that each party execute each counterpart, or that any one counterpart be executed by more than one party, if each party executes at least one counterpart.

    D. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas.

MEDIA ENTERTAINMENT, INC.

By: /s/ David M. Loflin
     David M. Loflin
     President

H+N PARTNERS

By: /s/ Bruce Haun
     Bruce Haun



        ---------------------------------------------
                       Exhibit "A"
        Financial Public Relations Services Agreement
        ---------------------------------------------

           SERVICES TO BE PERFORMED BY CONSULTANT
                   ON BEHALF OF THE COMPANY

The consulting services to be provided by Consultant under the Financial Public Relations Services Agreement to which this Exhibit "A" is attached include, but shall not be limited to:

Prepare an overall public relations strategy for the Company.

Increase network of individual brokers buying the Common
Stock of the Company.

Develop relationships for the Company with regional brokerage firms and investment newsletters for additional buying sponsorship of the Common Stock of the Company.

Contact and keep fully informed stockbrokers that are currently interested in the Company.

Coordinate appropriate public relations efforts with the development of detailed stockbroker lists and media lists, and develop personal contacts with important analysts, money managers, financial editors and reporters.

Fax, or otherwise deliver, on a broad basis, Company information to stockbrokers.

Respond to daily inquiries from investors.

Coordinate appropriate public relations efforts with the development of detailed stockbroker lists and financial and general interest media lists (editors and reporters);
solicit and coordinate press interviews.

Solicit coverage of the Company from third-party investment newsletters.

Draft or edit news releases.

Develop personal contacts with influential analysts and investment managers.

Work closely with an outside consultant to develop pro formas for investment bankers, et al.

Identify and initiate discussions with investment bankers and other sources of capital; follow up as necessary.

Seek to identify and initiate discussions with potential joint venture candidates (the Company has agreed to additional compensation for the consummation of such agreements on a case-by-case basis).

Work with communications industry contacts to locate and recommend management and Board of Directors candidates, if requested.

Develop an initial Corporate Report on the Company, and Corporate Updates, as needed.

Perform a market study that pinpoints analysts and investment managers deemed most likely to purchase and recommend purchase of the Company's Common Stock.

Make available existing database of approximately 1,500 investment industry contacts to the Company for mailings.

Coordinate technology demonstrations, informational meetings, "road shows" and conference calls.

Supervise mailings and mailing-list management.

Prepare and/or arrange for publication in financial periodicals "stories" on th Company; vignettes on personnel, establishment of a "city", the technology and why it is important.

Prepare for publication on the Company's Internet site articles and news items about the Company and the Common
Stock.

Provide to the Company a Monthly Summary Report of
Consultant's Activities by the 10th day of the following month.

       ---------------------------------------------
                        Exhibit "B"
       Financial Public Relations Services Agreement
       ---------------------------------------------

               COMPENSATION TO BE PAID BY THE
                   COMPANY TO CONSULTANT

Consultant shall receive, upon execution of the Financial
Public Relations Services Agreement (the "Agreement") to which this Exhibit "B" relates, the following:

37,000 shares of Company Common Stock, which shares shall be valued at a price of $2.00 per share, or $74,000, in the aggregate. The Company shall cause all such shares to be registered pursuant to a Registration Statement on Form S-8 to be filed by the Company as soon as is practicable following the filing with the SEC the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which the Company shall pursue with reasonable diligence.

Consultant represents and warrants to the Company that the shares of the Company being acquired pursuant to the Agreement are being acquired for its own account and for investment and not with a view to the public resale or distribution of such shares and further acknowledges that the shares being issued have not been registered under the Securities Act or any state securities law and are "restricted securities", as that term is defined in Rule 144 promulgated by the SEC, and must be held indefinitely, unless they are subsequently registered or an exemption from such registration is available.

Consultant represents and warrants that it has investigated the Company, its financial condition, business and prospects, and has had the opportunity to ask questions of, and to receive answers from, the Company with respect thereto. Consultant acknowledges that it is aware that the Company is substantially illiquid and is dependent upon the successful completion of its currently on-going private offering to achieve its business objectives.

Consultant acknowledges that the share certificate or certificates of the Company issued to it pursuant to this Agreement will bear a legend restricting future transfer in the following , or similar, form:

"THE STOCK REPRESENTED BY THIS CERTIFICATE HAS BEEN ISSUED IN RELIANCE UPON THE EXEMPTION FROM REGISTRATION AFFORDED BY
SECTION 4(6) OF THE SECURITIES ACT OF 1933, AS AMENDED. THE STOCK MAY NOT BE TRANSFERRED WITHOUT REGISTRATION, EXCEPT IN A TRANSACTION EXEMPT FROM SUCH REGISTRATION."

---------------------------
EXHIBIT 11
---------------------------

             STATEMENT REGARDING COMPUTATION
                  OF PER SHARE EARNINGS

                                           Cumu-     Cumu-
                                           lative    lative
               Number   Days       Since   Days      Since
               of       Out-       Incep-  Out       Incep-
               Shares   standing   tion    standing  tion
               ------   --------   ------  --------  -------


Period from
 inception
 (December
 28, 1995)
 to December
 31, 1996

  December
   28          227,336    3/3      227,336  731/731  227,336
               -------             -------
  December
   31          227,336             227,336
               =======             =======

Year ended
  December
  31, 1996

  January
   1           227,336  364/364    227,336
  November
   1         1,800,000   61/364    301,648 425/731 1,046,512
  November
   15          360,000   47/364     46,484 411/731    26,135
  December
   20        1,578,512   11/364     47,702 375/731    24,471
  December
   20          104,249   11/364      3,150 375/731     1,616
  December
   31        1,929,903    1/364      5,302 365/731     2,647
             ---------             -------
  December
   31        6,000,000             631,622
             =========             =======

Year ended
  December
  31, 1997

  January
   1         6,000,000  364/364  6,000,000
  February     150,000  333/364    137,225 333/731    62,512
  March 7       20,000  298/364     18,667 298/731     7,610
  September
   22           10,000  101/364      2,775 101/731       383
  October
   1            60,000   94/364     15,495  94/731     1,992
  October
   17           40,000   76/364      8,352  76/731       868
  November
   6            44,000   56/364      6,769  56/731       519
  December
   16          100,000   16/364       4,396  16/731       96
  December   ---------            ---------        ---------
   31        6,424,000            6,193,678        1,402,697
             =========            =========        =========