Form 10QSB
period 1998-06-30
INTERNET MEDIA CORP
filed 1998-09-18
CIK 1035398

Form 10-QSB

            SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998

                          OR

[   ] Transition Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934

    For the transition period from ________ to ________

              Commission File No. 333-26385

                Internet Media Corporation
           (Exact Name of Small Business Issuer
                as Specified in its Charter)

           NEVADA                           72-1346591
(State or Other Jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)

                  8748 Quarters Lake Road
                Baton Rouge, Louisiana 70809
          (Address of Principal Executive Offices,
                    including Zip Code)

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

            Yes [   ]               No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                 Outstanding as of 9-14-98

Common Stock, $.0001 par value          7,715,120

             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               Internet Media Corporation

                                                  Page

Consolidated Balance Sheets as of
 June 30, 1998 (unaudited), and
 December 31, 1997                                  3

Consolidated Statement of Operations
 for the Three Months Ended June 30,
 1998 and 1997 (unaudited), and the
 Six Months Ended June 30, 1998 and
 1997 (unaudited)                                   5

Consolidated Statement of Cash Flows
 for the Six Months Ended June 30,
 1998 and 1997 (unaudited)                          6

Notes to Consolidated Financial Statements          8

        INTERNET MEDIA CORPORATION AND SUBSIDIARIES
               (a development stage company)
                 CONSOLIDATED BALANCE SHEET

                              12/31/97          6/30/98
                                              (unaudited)
ASSETS

CURRENT ASSETS
   Cash                       $      0         $   37,278
   Accounts receivable             224                224

     Total current assets          224             37,502

PROPERTY AND EQUIPMENT,
   net of accumulated
   depreciation of $1,412
   and $1,764, respectively    210,472            215,120

INTANGIBLES
   Organization costs, net
    of accumulated amorti-
    zation of $134 and $190,
    respectively                   435                379
   Licenses and rights to
    leases of licenses, net
    of accumulated amorti-
    zation of $2,625 and
    $2,907, respectively        25,125             24,843

                                25,560             25,222

     TOTAL ASSETS             $236,256           $277,844

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank Overdraft                  116                  0
   Notes payable to
    stockholder                116,282            285,223
   Accounts payable             65,105                  0
   Accounts payable -
    affiliate                   10,069             10,068
   Accrued interest              6,835             12,823
   Accrued Expenses                531                531

     Total current
      liabilities              198,938            308,645

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par
    value, 100,000,000
    shares authorized,
    6,424,000 and 6,962,759
    shares issued and
    outstanding,
    respectively                   642                695
   Additional paid-in
    capital                    998,466          1,126,113
   Deficit accumulated
    during the
    development stage         (649,041)        (1,032,776)
   Subscriptions
    receivable                    (860)              (860)
   Deferred compensation      (311,889)          (123,973)

                                37,318            (30,801)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $236,256           $277,844

        INTERNET MEDIA CORPORATION AND SUBSIDIARIES
              (a development stage company)
           CONSOLIDATED STATEMENT OF OPERATIONS

                    Three Months           Six Months
                    Ended June 30          Ended June 30
                 1998          1997     1998          1997
                     (unaudited)            (unaudited)

Revenue        $       0    $    598  $       0    $    822
Expenses
 Depreciation
  and amorti-
  zation             345         584        690       1,168

 Professional
  fees           127,592     114,325    288,766     188,506

 Rent                  0       4,036        115       7,862
 Salary           19,888       8,230     64,688      13,457
 Other            21,582       5,197     29,476       6,235

                 169,407     132,372    383,735     217,228

   Net loss     (169,407)   (131,774)  (383,735)   (216,406)

   Loss per
    common
    share        $(.024)     $(.021)    $(.056)     $(.035)

   Weighted
    average
    number
    of shares
    out-
    standing   6,839,626   6,170,000   6,839,626   6,137,778

        INTERNET MEDIA CORPORATION AND SUBSIDIARIES
               (a development stage company)
            CONSOLIDATED STATEMENT OF CASH FLOWS

                       Six Months Ended    Six Months Ended
                            6/30/98            6/30/97
                          (unaudited)        (unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                 $(383,734)          $(216,406)

 Adjustment to
  reconcile net loss
  to net cash used in
  operating activities
    Depreciation                352                 352
    Amortization                338                 816
    Recognition of
     services performed
     for stock              315,615             156,250
    Changes in:
      accounts payable      (65,106)                 85
      prepaids                    0                (910)
      accrued
       liabilities            5,988               6,188

      Net cash used
      in operating
      activities           (126,547)            (53,625)

CASH FLOWS FROM
INVESTING ACTIVITIES
 Purchase of equipment       (5,000)               (762)
 Investment in
  joint venture                   0             (13,100)
 Purchase of leases
  and rights to leases
  of licenses                     0              (5,000)

      Net cash used
      in investing
      activities             (5,000)            (18,862)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Increase in note
  payable to stockholder    198,941              33,000
 Issuance of common
  stock                           0              50,000
 Decrease in
  subscriptions
  receivable                      0               1,300
 Payment on note
  payable to stockholder    (30,000)                  0

      Net cash provided
      by financing
      activities            168,941              84,300

      Net increase in cash   37,394              11,813
Cash, beginning of
 period                           0              14,502
Cash, end of period          37,394              26,315

Noncash investing and financing activities for the six months ended June 30, 1997 (unaudited), include 150,000 shares issued for consulting and legal services to be performed, valued at $375,000 for financial reporting purposes.

Noncash investing and financing activities for the six months ended June 30, 1998 (unaudited):
- 400,000 shares issued for consulting and legal services to be performed valued at $40,000.
- 36,092 shares issued for communications consulting services to be performed valued at $34,400.
- 22,667 shares issued for internet and communications consulting services valued at $8,500.

        INTERNET MEDIA CORPORATION AND SUBSIDIARIES
                (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Six Months Ended June 30, 1998
                         (Unaudited)

Note 1.  Nature of Business, Organization and
          Basis of Presentation

Beginning in October 1997, the Company's Board of Directors determined that the Company's business segment development priority would be: (1) Wireless Internet; (2) Community Television; and (3) Wireless Cable. During the second quarter of 1998, the Company's Board of Directors determined that, for the foreseeable future, the Company would abandon its efforts to develop its wireless cable properties, due to current market conditions.

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

In September 1998, the Company acquired Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based ISP, with approximately 140 customers. The Company acquired DSRT for cash. In July 1998, the Company executed an agreement to acquire an ISP located in St. George, Utah, for cash. In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 1998 and 1997, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances are eliminated.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Note 4.  Notes Payable to Shareholder

                                     June 30, 1998
                                      (unaudited)
Notes payable to majority
stockholder, interest accrues at
8%, due on demand and unsecured         $285,223

In addition, during the six months ended June 30, 1998, the same stockholder advanced to the Company a total of $168,941 on open account, at 8% per annum, which is payable on demand.

Note 5.  Joint Venture

During the six months ended June 30, 1998, the Company incurred no further costs relating to a joint venture formed to exploit the Company's Wireless Internet technology, which joint venture has never had operations and, since December 31, 1997, has been abandoned.

Note 6.  Stock Issuances

During the six months ended June 30, 1998, the Company issued a total of 538,759 shares of common stock, as follows:

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

D. 80,000 shares were issued to four of the directors of the Company in payment for services rendered by such persons in their capacities as directors. These shares were valued at $.80 per share, or $64,000, in the aggregate. However, for financial reporting purposes, such shares were valued at $.56 per share, the last closing bid price, as reported by the OTCBB, prior to the issuances.

Note 7.  Private Offering

In April 1998, the Company entered into a selling agreement with Centex Securities, Inc., La Jolla, California, with respect to the private sale of 600,000 units of securities of the Company, at an offering price of $2.00 per unit.
Each unit is comprised of two shares of common stock of the Company and one warrant to purchase one share each of the common stock of the Company at an exercise price of $2.00 per share. There is no assurance that such private offering will be successfully completed. As of the date hereof, $340,000 has been received under such private offering.

Note 8.  Subsequent Events

A.  In July 1998, the Company changed its name to "Internet
    Media Corporation".

B. Subsequent to June 30, 1998, the Company issued a total of 710,000 shares of common stock, as follows:

    1. 400,000 shares were issued to prepay consulting and legal services, which shares were valued at $1.00 per share, or $400,000 in the aggregate.

    2. 300,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $1.10 per share, or $330,000, in the aggregate.

    3.  10,000 shares were issued under a Business
        Acquisition Agreement, which shares were valued at $1.00 per share, or $10,000, in the aggregate.

C. In September 1998, the Company acquired DSRT. The acquisition was made for $25,000 in cash. The Company intends to file a Current Report on Form 8-K with respect to its acquisition of DSRT.

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

In September 1998, the Company acquired Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based ISP, with approximately 140 customers. The Company acquired DSRT for cash. In July 1998, the Company executed an agreement to acquire an ISP located in St. George, Utah, for cash. The St. George ISP has over 1,400 customers. The closing under the acquisition agreement is scheduled for the middle of September 1998. In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock. This Santa Fe ISP has approximately 1,400 customers. The closing under the acquisition agreement is scheduled for October 1998.

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

Results of Operations

Six Months Ended June 30, 1998, versus Six Months Ended June 30, 1997. The Company had no revenues from operations for the six months ended June 30, 1998 ("Interim 98"), compared to revenues of $822 (unaudited) for the six months ended June 30, 1997 ("Interim 97"). The Company expects that, during the third quarter of 1998, the Wireless Internet Segment will generate revenues from operations, following its acquisition of Desert Rain Internet Services, a Santa Fe, New Mexico-based ISP. The Company's net loss of $383,735 (unaudited) is attributable in large part to the issuance of 538,759 shares pursuant to various consulting agreements, which shares were valued at a total of $146,900. During Interim 98, approximately $270,816 of the Company's pre-paid consulting expenses (including previously issued shares for consulting services) was expensed. Similar expenses will be incurred during the remainder of Fiscal 98.

  Wireless Internet Segment. This Segment did not exist during Interim 97. The sale of a single Wireless DataLink
System has accounted for all of this Segment's revenues, occurring in the fourth quarter of Fiscal 97. The Company continues to market its proprietary Wireless DataLink
System, although the Company's primary focus during the remainder of Fiscal 98 will be on the exploitation of its proprietary Wireless Internet System.

    Acquisition. In September 1998, the Company acquired DSRT, a Santa Fe, New Mexico-based ISP. The acquisition was
made for $25,000 in cash.   DSRT will provide revenues from
operations during the final month of the third quarter of Fiscal 98. However, no prediction as the amount of such revenues can be made. The Company intends to file a Current Report on Form 8-K with respect to its acquisition of DSRT.

    Acquisition Agreements. In July 1998, the Company executed an agreement to acquire an ISP located in St.
George, Utah, for cash. The St. George ISP has over 1,400 customers. The Company does not currently possess capital with which to acquire the St. George ISP. (See "Liquidity and Capital Resources" below).

    In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock. This Santa Fe ISP has approximately 1,400 customers. The Company does not currently possess capital with which to acquire this Santa Fe ISP. (See "Liquidity and Capital Resources" below).

    Acquisition Letters of Intent. During the third quarter of Fiscal 1998, the Company executed letters of intent to acquire ISPs located in Wichita Falls and Midland, Texas, and Canon City, Colorado, these in addition to the previously executed letter of intent to acquire a Baton
Rouge, Louisiana-based ISP. There is no assurance that the Company will be able to reach a definitive agreement with any of the four ISPs or that the Company will ever possess sufficient capital to complete the acquisition of any of these ISPs. (See "Liquidity and Capital Resources" below).

    Marketing Agreement. During Interim 98, the Company entered into a marketing agreement with a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto its Wireless Internet system, which marketing agreement will remain in place until such time as the proposed acquisition of such dial-up ISP is consummated, of which there is no assurance. (See "Liquidity and Capital Resources" below). Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with such dial-up ISP. (See "Liquidity and Capital Resources" below).

    Joint Venture. Also, the Company has entered into a joint venture agreement to develop a Wireless Internet system in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the third quarter of Fiscal 98.

  Community Television Segment. No revenues from the operations of the Community Television Segment for Interim 98 were generated compared to revenues of $822 (unaudited) for Interim 97. The Company expects that this segment's revenues will remain below Interim 98 levels for the remainder of Fiscal 98 and for all of Fiscal 99. Management's expectation is based on the Board of Directors' decision to focus all of the Company's resources on the exploitation of its Wireless Internet technology.

  Wireless Cable Segment. The Company has determined that, for the foreseeable future, it will not devote any resources to the development of its Wireless Cable assets, due to industry conditions.

Liquidity and Capital Resources

June 30, 1998. The Company remained in a substantially illiquid position throughout Interim 98. At June 30, 1998, the Company's working capital deficit was $271,143 (unaudited), compared to a working capital deficit at December 31, 1997, of $198,714 (audited). This continued deterioration in the Company's working capital deficit is attributable to the fact that no material revenues were generated by Company operations, during Interim 98, nor any sales of shares of stock consummated. During Interim 98, one of the Company's officers, David M. Loflin, advanced to the Company a total of $198,941, which funds were used primarily for operating expenses of the Company and the purchase of equipment. Such advances were made on open account, bear interest at 8% per annum and are payable on demand. As of the date of this Quarterly Report on Form 10-QSB, the Company owed Mr. Loflin a total of $285,223, plus accrued and unpaid interest of approximately $12,823.
During Interim 98, the Company repaid $30,000 of such loans to Mr. Loflin. The Company does not currently possess funds necessary to repay the remaining loans. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of the loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse effect of the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no adverse affect on the Company's financial condition.

Since the end of Interim 98, the Company has received $340,000 from the sale of shares of its Common Stock, pursuant to a private offering. The balance of the offering, $260,000, is expected to be received in the near future. Management basis its expectations on discussions with the brokerage firm who is handling the private offering on the Company's behalf. However, no prediction as to the timing of the receipt of the additional funds, nor can any assurance be made that any such funds will, in fact, be received by the Company. Without such additional funding, the Company will be unable to consummate the acquisition of ISPs located in St. George, Utah, and Santa Fe, New Mexico.

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

Subsequent to Interim 98, the Company has issued shares of its Common Stock on three occasions:

  A. 400,000 shares were issued to prepay consulting and legal services, which shares were valued at $1.00 per share, or $400,000 in the aggregate.

  B. 300,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $1.10 per share, or $330,000, in the aggregate.

  C.  10,000 hares were issued under a Business Acquisition
Agreement, which shares were valued at $1.00 per share, or $10,000, the aggregate.

  Current Private Offering. The Company, through Centex Securities, Inc., La Jolla, California, is currently conducting a private offering of units of its securities, in a maximum amount of $600,000. Each unit consists of two shares of Company common stock and one warrant to purchase one share of Company common stock at an exercise price of $2.00 per share. Each unit is offered at a purchase price of $2.00. To date, the Company has received $340,000 from the sale of shares of its Common Stock, pursuant to a private offering. The balance of the offering, $260,000, is expected to be received in the near future. Management basis its expectations on discussions with the brokerage firm who is handling the private offering on the Company's behalf. However, no prediction as to the timing of the receipt of the additional funds, nor can any assurance be made that any such funds will, in fact, be received by the Company. Without such additional funding, the Company will be unable to consummate the acquisition of ISPs located in St. George, Utah, and Santa Fe, New Mexico.

  Wireless ISP Markets. In general, for the development of any of its proposed Wireless ISP markets, the Company will be required to purchase approximately $25,000 of equipment. Thereafter, the amount of marketing funds needed will vary from market to market, depending on the size of a particular market. It can be expected, however, that the initial marketing budget will range approximately from $10,000 to $150,000. These estimates are not based on a specific study or market research conducted by the Company, but are based, instead, on the business experience of the Company's management, as well as general and informal market surveys conducted by the Company and others. There is no assurance that such estimates will be accurate.

  The Company's strategy calls, first, for the identification of a satisfactory market. Next, the Company attempts to identify an existing dial-up ISP for acquisition. Should such an acquisition be completed, the Company will essentially "plug-in" its Wireless Internet system into the acquired ISP's system. Should an acquisition not be available in a particular market, the Company will build-out and start-up an all-wireless system.
There is no assurance that funding will be available to the Company at such times as it attempts acquire an ISP or build-out and start-up any one of its targeted Wireless ISP markets.

    Acquisition. In September 1998, the Company acquired DSRT, a Santa Fe, New Mexico-based ISP. The acquisition was
made for $25,000 in cash.   DSRT will provide revenues from
operations during the final month of the third quarter of Fiscal 98. However, no prediction as the amount of such revenues can be made. The Company intends to file a Current Report on Form 8-K with respect to its acquisition of DSRT.

    Acquisition Agreements. In July 1998, the Company executed an agreement to acquire an ISP located in St.
George, Utah, for cash. The St. George ISP has over 1,400 customers. The Company does not currently possess capital with which to acquire the St. George ISP.

    In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock. This Santa Fe ISP has approximately 1,400 customers. The Company does not currently possess capital with which to acquire this Santa Fe ISP.

    Acquisition Letters of Intent. During the third quarter of Fiscal 1998, the Company executed letters of intent to acquire ISPs located in Wichita Falls and Midland, Texas, and Canon City, Colorado, these in addition to the previously executed letter of intent to acquire a Baton
Rouge, Louisiana-based ISP. There is no assurance that the Company will be able to reach a definitive agreement with any of the four ISPs or that the Company will ever possess sufficient capital to complete the acquisition of any of these ISPs.

    Marketing Agreement. During Interim 98, the Company entered into a marketing agreement with a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto its Wireless Internet system, which marketing agreement will remain in place until such time as the proposed acquisition of such dial-up ISP is consummated, of which there is no assurance. Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with such dial-up ISP.

    Joint Venture. During Interim 98, the Company entered into a joint venture agreement to implement the Company's
Wireless Internet System in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the fourth quarter of Fiscal 98.

  Cash Flows from Operating Activities. During Interim 98, the Company's operations used cash of $126,547 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $383,735 (unaudited), which offset a recognition of services performed for stock. The Company intends to recognize approximately $88,000 for services performed for stock each quarter during the remainder of Fiscal 98. The Company's use of cash in operations during Interim 97 is attributable primarily to the Company's net loss for such interim period. Without the successful completion of the its currently on-going private offering, the Company's management does not expect that operations for all of Fiscal 98 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to commence its proposed Wireless Internet operations. Without any such funding, it can be expected that the Company will not be able to generate positive cash flow from operations.

  Cash Flows from Investing Activities. Investing activities of the Company during Interim 98 used $5,000 (unaudited), which was for the purchase of equipment. In comparison, investing activities of the Company during Interim 97 used $18,862 (unaudited), including $7,622 (unaudited) for the purchase of equipment, $13,100 (unaudited) for an investment in a joint venture that was, during the first quarter of Fiscal 98, abandoned, and $5,000 (unaudited) for the purchase of licenses and rights to leases of licenses. The Company's management is unable to predict whether investing activities will provide cash during the remainder of Fiscal 98. This uncertainty is due to uncertainty as to the success of the currently on-going private offering of the Company or the securing of other financing commitment. Absent any such funding, it is expected that investing activities will continue to use the Company's cash.

  Cash Flows from Financing Activities. Financing activities of the Company provided $168,941 (unaudited) in cash during Interim 98, compared to Interim 97 when financing activities provided $84,300 (unaudited) in cash. All of the cash during the current period was the result of advances to the Company by a shareholder on open account. The sale of 20,000 shares of Company Common Stock for a total of $50,000 in cash and loans from a shareholder ($33,000) provided substantially all of the balance of cash from financing activities, during Interim 97. The Company's currently on-going private offering of securities is the primary means of securing capital presently available to the Company. To date, the Company has received $340,000 from the sale of shares of its Common Stock, pursuant to a private offering. The balance of the offering, $260,000, is expected to be received in the near future. Management basis its expectations on discussions with the brokerage firm who is handling the private offering on the Company's behalf. However, no prediction as to the timing of the receipt of the additional funds, nor can any assurance be made that any such funds will, in fact, be received by the Company. Thus, cash provided by financing activities will be substantially higher during the third quarter of Fiscal
98. However, no prediction as to the level of such cash can be made by management.

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

Management's Plans Relating to Future Liquidity

It is management's opinion that the Company will be unable to improve its current liquidity position without a further infusion of cash in an amount of not less than $200,000.
For the remainder of Fiscal 98, the Company's current operations will be unable, on their own, to alleviate the Company's current lack of liquidity. Management believes it will be able to mitigate the effects of its current financial condition should it receive up to $260,000 upon the successful completion of its currently on-going private offering of securities, of which there is no assurance, or the Company will pursue and other means of financing its plan of business that may become available. No prediction can be made as to the likelihood that the company will be successful in obtaining needed financing. However, management believes that it will be successful in obtaining needed funding in the near term. This belief is based on management's discussions with the selling agent for its currently on-going private offering of securities. Should one of the described financing transactions be consummated, of which there is no assurance, the Company's management believes that the operations that are commenced with the obtained funds will be able to generate sufficient cash flow to sustain the Company's activities through Fiscal 98.
There is no assurance that such will be the case.

Capital Expenditures

During the remainder of Fiscal 98 and the first half of Fiscal 99, the Company expects to apply substantially all of its available capital to the acquisition of existing dial-up ISPs and/or build-out and start-up of one or more of its Wireless ISP markets. Currently, the Company is under contract to acquire an existing ISP in St. George, Utah, and will be required to deliver approximately $250,000 at the closing thereunder. Also, the Company is under contract to acquire an existing ISP in Santa Fe, New Mexico, and will be required to deliver $50,000 at the closing thereunder.
There is no assurance that any of the necessary capital for such proposed transactions will be available, although management of the Company anticipates that it will be able to complete the Santa Fe acquisition in the near future, after discussions with the brokerage firm who is handling the Company's currently ongoing private offering.

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In September 1998, the Company notified Tre Vega, a consultant to the Company, of its intention to institute arbitration proceedings for Mr. Vega's failure to perform under a consulting agreement with the Company. The Company intends to pursue various causes of action against Mr. Vege, including, without limitation, breach of contract, violations of the Texas Deceptive Trade Practices Act, securities fraud, common law fraud and tortious interference with beneficial business relationships. For damages, the Company intends to seek, among other things, the return of 40,000 shares of Company Common Stock issued to Mr. Vega under the consulting agreement, a ruling that the consulting agreement is void or voidable, the cancellation of certain bonus compensation (shares of Company Common Stock) described in the consulting agreement, unspecified monetary damages and attorneys' fees. No specific date has been set with respect to the institution of the arbitration proceeding against Mr. Vega. Counsel to the Company is of the opinion that the Company will be successful in such an arbitration proceeding, although no assurances in this regard can be given.

Item 2.  Changes in Securities.

During the three months ended June 30, 1998, the Company issued no securities.

Subsequent to June 30, 1998, the Company has issued unregistered securities on three occasions, as follows:

  1. (a) Securities Sold. On July 31, 1998, the Company issued 10,000 shares of its Common Stock.
      (b) Underwriters and Other Purchasers. Such shares were issued to Craig Boothe.
      (c) Consideration. Such shares were issued in under a Business Acquisition Agreement.
      (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
      (e)  Terms of Conversion or Exercise.  Not applicable.

  2. (a) Securities Sold. On September 4, 1998, the Company issued 400,000 shares of its Common Stock.
      (b) Underwriters and Other Purchasers. Such shares were issued to Newlan & Newlan, Attorneys at Law.
      (c) Consideration. Such shares were issued in payment of consulting and legal services.
      (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
      (e)  Terms of Conversion or Exercise.  Not applicable.

  3. (a) Securities Sold. On September 7, 1998, the Company issued 300,000 shares of its Common Stock.
      (b) Underwriters and Other Purchasers. Such shares were issued to Capital Financial Consultants, Inc.
      (c) Consideration. Such shares were issued in payment of consulting services.
      (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of
Section 4(2) thereof, as a transaction not involving a public offering.
      (e)  Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       None.

  (b)  Reports on From 8-K.

       No Current Report on Form 8-K was filed during the three months ended June 30, 1998.

       Subsequent to June 30, 1998, on July 29, 1998, the
Company filed a Current Report on Form 8-K in which the Company reported a change of corporate name.

                        SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 1998.

INTERNET MEDIA CORPORATION



By: /s/ David M. Loflin
     David M. Loflin
     President and
     Principal Financial Officer