Form 10QSB
period 1998-09-30
INTERNET MEDIA CORP
filed 1998-11-25
CIK 1035398

Form 10-QSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.

	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended September 30, 1998

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

	Yes [  X  ]                  No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class                     Outstanding as of 11-20-98
-----                     --------------------------
Common Stock,
$.0001 par value                   8,007,120



	PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	Internet Media Corporation
                                          Page

Consolidated Balance Sheets as of
 September 30, 1998 (unaudited),
 and December 31, 1997                      3

Consolidated Statement of Operations
 for the Three Months Ended September
 30, 1998 and 1997 (unaudited), and the
 Nine Months Ended September 30,
 1998 and 1997 (unaudited)                  5

Consolidated Statement of Cash Flows
 for the Nine Months Ended
 September 30, 1998 and 1997 (unaudited)    6

Notes to Consolidated Financial Statements  8



	INTERNET MEDIA CORPORATION AND SUBSIDIARIES
	(a development stage company)
	CONSOLIDATED BALANCE SHEET


                            12/31/97           9/30/98
                                             (unaudited)

ASSETS

CURRENT ASSETS
   Cash                     $      0         $    14,852
   Accounts receivable           224               3,200

      Total current assets       224              18,052

PROPERTY AND EQUIPMENT,
   net of accumulated
   depreciation of $1,412
   and $1,940, respectively  210,472             218,865

INTANGIBLES
   Organization costs, net
    of accumulated amort-
    ization of $134 and
    $218, respectively           435                 351
   Licenses and rights to
    leases of licenses, net
    of accumulated amort-
    ization of $2,625 and
    $3,048, respectively      25,125              23,256

                              25,560              24,968

      Total assets          $236,256            $285,465

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank Overdraft                116                   0
   Notes payable to
    stockholder              116,282             125,223
   Accounts payable           65,105              12,562
   Accounts payable
    - affiliate               10,069              10,068
   Accrued interest            6,835              10,068
   Accrued Expenses              531                 531

      Total current
       liabilities           198,938             148,384

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    6,424,000 and
    6,962,759 shares issued
    and outstanding,
    respectively                 642                 775
   Additional
     paid-in capital         998,466           2,078,380
    Deficit accumulated
     during the development
     stage                  (649,041)         (1,496,124)
   Subscriptions
     receivable                 (860)               (860)
   Deferred compensation    (311,889)           (445,090)

                              37,318            (137,081)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $236,256            $285,465


     INTERNET MEDIA CORPORATION AND SUBSIDIARIES
	(a development stage company)
	CONSOLIDATED STATEMENT OF OPERATIONS

                Three Months Ended       Nine Months Ended
                    September 30,          September 30,
                   1998       1997       1998       1997
                     (unaudited)           (unaudited)

Revenue        $  3,200    $   288    $   3,200   $   1,110

Expenses
 Depreciation
  and amorti-
  zation            345        299        1,035       2,467
 Professional
  fees          108,205    103,450      393,349     291,956
 Rent             7,203      4,410        7,318      12,272
 Salary         113,128     16,570      113,816      30,027
 Other          199,888      6,321      334,765      12,556

                428,769    132,050      850,283     349,278

Net loss      $(425,569) $(131,762)   $(847,083)  $(348,168)

Loss per
 common
 share          $(.059)     $(.021)      $(.120)    $(.057)

Weighted
 average
 number
 of shares
 outstand-
 ing          7,201,922   6,171,762    7,057,000  6,147,740




	INTERNET MEDIA CORPORATION AND SUBSIDIARIES
	(a development stage company)
	CONSOLIDATED STATEMENT OF CASH FLOWS

                                Nine Months   Nine Months
                                   Ended         Ended
                                  9/30/98       9/30/97
                                (unaudited)   (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss                     $(847,083)     $(348,168)

   Adjustment to reconcile
    net loss to net cash
    used in operating
    activities
      Depreciation                    528            881
      Amortization                    507          1,567
      Recognition of
       services performed
       for stock                  553,874        253,429
         Changes in:
           accounts payable       (52,543)            85
           prepaids                     0           (910)
           accrued liabilities      3,233         14,477

             Net cash used
             in operating
             activities          (341,484)       (78,639)

CASH FLOWS FROM
INVESTING ACTIVITIES
   Purchase of equipment           (5,000)          (762)
   Investment in joint
    venture                             0        (13,100)
   Purchase of leases
    and rights to leases
    of licenses                         0         (5,000)
   Purchase of Business           (25,000)             0

             Net cash used
             in investing
             activities           (30,000)       (18,862)

CASH FLOWS FROM
FINANCING ACTIVITIES
   Increase in note
    payable to stockholder          8,941         33,000
   Issuance of common stock       340,000         50,000
   Increase in open account
    payable to stockholder              0         35,700
   Decrease in subscriptions
    receivable                          0          1,300
   Payment on note payable
    to stockholder                (30,000)             0

             Net cash provided
             by financing
             activities           348,941        120,000

             Net (decrease)
             increase in
             cash                (22,543)         22,499

Cash, beginning of period         37,394          14,502
Cash, end of period               14,852          37,001

Noncash investing and financing activities for the six months ended June 30, 1997 (unaudited):
- 150,000 shares issued for consulting and legal services, valued at $375,000 for financial reporting purposes.
- 10,000 shares issued for consulting services to be performed, valued at $25,000.
- 60,000 shares issued for consulting services to be performed, valued at $150,000.

Noncash investing and financing activities for the six months ended June 30, 1998 (unaudited):
- 400,000 shares issued for consulting and legal services, valued at $40,000.
- 36,092 shares issued for communications consulting services, valued at $34,400.
- 22,667 shares issued for internet and communications consulting services, valued at $8,500.
- 10,000 shares issued under business acquisition agreement, valued at $10,000.
- 37,000 shares issued for financial public relations consulting services, valued at $74,000.
- 400,000 shares issued for consulting and legal services, valued at $400,000.
- 300,000 shares issued for financial public relations consulting services, valued at $330,000.


	INTERNET MEDIA CORPORATION AND SUBSIDIARIES
	(a development stage company)
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Nine Months Ended September 30, 1998
	(Unaudited)

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

The Company's primary focus is on the development and exploitation of its proprietary Wireless Internet Access System. In February 1998, the Company obtained its first Wireless Internet customer in Baton Rouge, Louisiana. Substantially all of the Company's business efforts and resources will, for the foreseeable future, be committed to its Wireless Internet business segment. In exploiting its Wireless Internet business opportunity, it is the Company's plan either (1) to acquire an existing hard-wire dependent, dial-up Internet Service Provider [ISP] in a particular market and "plug-in" its proprietary Wireless Internet Access System, (2) construct a Wireless Internet Access System in a particular market or (3) license a third party to utilize the Company's Wireless Internet Access System in a particular market. The Company is seeking capital with which to exploit its Wireless Internet technology.

In July 1998, the Company changed its name to "Internet Media Corporation".
 The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company primarily in the wireless cable and community (low power) television industries. To this end, the Company acquired Winter Entertainment, Inc. (WEI), which owns and operates a community (low power) television station in Baton Rouge, Louisiana, and Missouri Cable TV Corp. (MCTV), which owns the licenses, and has acquired licenses and leases of licenses, necessary to operate wireless cable systems in seven U.S. cities, and acquired licenses necessary to operate community (low power) television stations in three other U.S. cities.

The Board of Directors has determined that the Company's wireless cable channel rights will be better used in the implementation of the Company's Wireless Internet Access System in those markets, due to the current status of the wireless cable industry.

In October 1998, the Company's Board of Directors determined to transfer all of the Company's community-television-related assets to a new corporation, tentatively named "New Wave Media Corp." ("New Wave"), in exchange for 1,500,000 shares of stock of New Wave. The shares of New Wave owned by the Company are to be distributed as a dividend to the shareholders of record of the Company as of the close of business on December 1, 1998.

In September 1998, the Company acquired Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based ISP. The Company acquired DSRT for $25,000 in cash. In July 1998, the Company executed an agreement to acquire an ISP located in St. George, Utah, for cash, the closing of which agreement has be postponed indefinitely by mutual agreement. In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock, which agreement has been abandoned by the parties.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 1998 and 1997, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances are eliminated.

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

In September 1998, the Company purchased Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based ISP. The Company acquired DSRT for $25,000 in cash.

Note 4.  Notes Payable to Shareholder

                                 September 30, 1998
                                     (unaudited)

Notes payable to majority
stockholder, interest accrues
at 8%, due on demand and
unsecured                             $125,223

In addition, during the nine months ended September 30, 1998, the same stockholder advanced to the Company a total of $8,941 on open account, at 8% per annum, which is payable on demand.

Note 5.  Joint Venture

During the nine months ended September 30, 1998, the Company incurred no further costs relating to a joint venture formed to exploit the Company's Wireless Internet technology, which joint venture has never had operations and, since December 31, 1997, has been abandoned.

Note 6.  Stock Issuances

During the nine months ended September 30, 1998, the Company issued a total of 1,285,759 shares of common stock, as follows:

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

E. 10,000 shares were issued under a Business Acquisition Agreement, which shares were valued at $1.00 per share, or $10,000 in the aggregate.

F. 37,000 shares were issued to prepay financial public relations services, which shares were valued at $2.00 per share, or $74,000 in the aggregate.

G. 400,000 shares were issued to prepay legal services, which shares were valued at $1.00 per share, or $400,000 in the aggregate.

H. 300,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $1.10 per share, or $330,000, in the aggregate.

Note 7.  Private Offering

In April 1998, the Company entered into a selling agreement with Centex Securities, Inc., La Jolla, California, with respect to the private sale of up to 600,000 units of securities of the Company, at an offering price of $2.00 per unit. Each unit was comprised of two shares of common stock of the Company and one warrant to purchase one share each of the common stock of the Company at an exercise price of $2.00 per share. This private offering was terminated by the Company after having received $340,000.

Note 8.  Subsequent Events

Subsequent to September 30, 1998, the Company has issued a total of 255,000 shares of common stock, as follows:

A. 5,000 shares were issued under a Merger Agreement, which shares were valued at $1.00 per share, or $5,000 in the aggregate.

B. 100,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $.70 per share, or $70,000, in the aggregate.

C. 150,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $.50 per share, or $75,000, in the aggregate.



Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.

Background

The Company's primary focus is on the development and exploitation of its proprietary Wireless Internet Access System. In February 1998, the Company obtained its first Wireless Internet customer in Baton Rouge, Louisiana. Substantially all of the Company's business efforts and resources will, for the foreseeable future, be committed to its Wireless Internet business segment. In exploiting its Wireless Internet business opportunity, it is the Company's plan either (1) to acquire an existing hard-wire dependent, dial-up Internet Service Provider [ISP] in a particular market and "plug-in" its proprietary Wireless Internet Access System, (2) construct a Wireless Internet Access System in a particular market or (3) license the use of the Company Wireless Internet Access System in a particular market. The Company is seeking capital with which to exploit its Wireless Internet technology.

In July 1998, the Company changed its name to "Internet Media Corporation".
 The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company primarily in the wireless cable and community (low power) television industries. To this end, the Company acquired Winter Entertainment, Inc. (WEI), which owns and operates a community (low power) television station in Baton Rouge, Louisiana, and Missouri Cable TV Corp. (MCTV), which owns the licenses necessary to operate wireless cable systems in Poplar Bluff and Lebanon, Missouri, has acquired licenses and leases of licenses necessary to operate wireless cable systems in Port Angeles, Washington, Astoria, Oregon, Sand Point, Idaho, The Dalles, Oregon, and Fallon, Nevada, and has acquired licenses necessary to operate community (low power) television stations in Monroe/Rayville, Louisiana, Bainbridge, Georgia, and Natchitoches, Louisiana. Due to wireless cable industry conditions, the Company intends to utilize its wireless-cable-related assets in implementing its Wireless Internet Access System in such markets. In addition, the Company is to transfer all of its community-television-related assets to a new company, in exchange for 1,500,000 shares of stock of such new company, and the shares of the new company distributed as a dividend to the shareholders of the Company. The Company currently is pursuing only the development of its Wireless Internet business opportunity.

In September 1998, the Company acquired Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based ISP. The Company acquired DSRT for $25,000 in cash. In July 1998, the Company executed an agreement to acquire an ISP located in St. George, Utah, for cash, the closing of which has been postponed indefinitely by mutual consent, due to the Company's lack of capital. In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock, which agreement has been abandoned by the parties.

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

Results of Operations

  Nine Months Ended September 30, 1998, versus Nine Months Ended September 30, 1997. The Company had revenues from operations for the nine months ended September 30, 1998 ("Interim 98") of $3,200, compared to revenues of $1,110 (unaudited) for the nine months ended September 30, 1997 ("Interim 97"). The Company expects that, during the fourth quarter of 1998, the Wireless Internet Segment will generate increased revenues from operations, following its acquisition of DSRT, and the implementation of its Wireless Internet System in Santa Fe. The Company's net loss of $847,083 (unaudited) is attributable in large part to the issuance of 1,205,759 shares pursuant to various consulting agreements, which shares were valued at a total of $896,900. During Interim 98, approximately $660,000 of the Company's pre-paid consulting expenses (including previously issued shares for consulting services) was expensed. Similar expenses will be incurred during the remainder of Fiscal 98 and first half of 1999.

  Wireless Internet Segment. This Segment did not exist during Interim 97. The sale of Wireless DataLink Systems has accounted for this Segment's revenues, to date. The Company continues to market its proprietary Wireless DataLink System, although the Company's primary focus during the remainder of Fiscal 98 will be on the exploitation of its proprietary Wireless Internet System. Beginning in September 1998, the Company began to implement its Wireless Internet System in Santa Fe, New Mexico, and revenues from these efforts began in October.

    Acquisition.  In September 1998, the Company acquired DSRT.  The
acquisition was made for $25,000 in cash.   Since September 30, 1998, DSRT
has generated revenues from operations of approximately $3,000 per month. In addition, the Company has begun to receive revenues from the implementation of its Wireless Internet System in Santa Fe. Due to the Company's limited capital, no prediction can be made with respect to the rate of growth in the Santa Fe market.

    Acquisition Agreements. In July 1998, the Company executed an agreement to acquire an ISP located in St. George, Utah, for cash, the closing under which has been postponed indefinitely by mutual agreement, due to the Company current lack of capital. (See "Liquidity and Capital Resources" below).

    In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock, which agreement has been abandoned.

    Acquisition Letters of Intent. During the third quarter of Fiscal 1998, the Company executed letters of intent to acquire ISPs located in Wichita Falls and Midland, Texas, and Canon City, Colorado, these in addition to the previously executed letter of intent to acquire a Baton Rouge, Louisiana-based ISP. There is no assurance that the Company will be able to reach a definitive agreement with any of the four ISPs or that the Company will ever possess sufficient capital to complete the acquisition of any of these ISPs. The Company is pursuing alternative methods by which it would be able to implement its Wireless Internet System in conjunction with each of these ISPs. There is no assurance that the Company will be able to accomplish this objective. (See "Liquidity and Capital Resources" below).

    Marketing Agreement. During Interim 98, the Company entered into a marketing agreement with a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto its Wireless Internet system, which marketing agreement will remain in place until such time as the proposed acquisition of such dial-up ISP is consummated, of which there is no assurance. (See "Liquidity and Capital Resources" below). Due to the Company's continuing lack of capital, the Baton Rouge Wireless Internet System has been designated as a test system by the Company and, as such, the current customers are not charged. However, the Company intends to require the Baton Rouge customers to begin paying for service beginning in the first quarter of 1999. Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with the Baton Rouge dial-up ISP. (See "Liquidity and Capital Resources" below).

    Joint Venture. Also, the Company has entered into a joint venture agreement to develop a Wireless Internet system in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the fourth quarter of Fiscal 98.

  Community Television Segment. No revenues from the operations of the Community Television Segment for Interim 98 were generated compared to revenues of $1,110 (unaudited) for Interim 97. In October 1998, the Company agreed to transfer all of its community-television-related assets to a new company, tentatively named "New Wave Media Corp.", in exchange for 1,500,000 shares of stock of New Wave. The Board of Directors declared a dividend as to all 1,500,000 shares of New Wave to shareholders of record as of December 1, 1998. Thus, the Company no longer will have a Community Television Segment.

  Wireless Cable Segment. Due to industry conditions, the Company has determined that it will utilize all of its Wireless Cable assets in the implementation of its Wireless Internet System in its Wireless Cable markets, should capital be available for such development.

Liquidity and Capital Resources

  September 30, 1998. The Company remained in a substantially illiquid position throughout Interim 98. At September 30, 1998, the Company's working capital deficit was $130,332 (unaudited), compared to a working capital deficit at December 31, 1997, of $198,714 (audited). This improvement in the Company's working capital deficit is attributable to the sale of securities in a private offering, whereby the Company obtained, after deduction of offering commissions and expenses, approximately $300,000. The offering proceeds were applied to accounts payable ($150,000), purchase of DSRT ($25,000), purchase of equipment ($50,000) and operating expenses of the Company ($75,000). During Interim 98, one of the Company's officers, David M. Loflin, advanced to the Company a total of $30,941, which funds were used primarily for operating expenses of the Company and the purchase of equipment. Such advances were made on open account, bear interest at 8% per annum and are payable on demand. As of the date of this Quarterly Report on Form 10-QSB, the Company owed Mr. Loflin approximately $140,000, plus accrued and unpaid interest of approximately $10,068. During Interim 98, the Company repaid $30,000 of loans to Mr. Loflin. The Company does not currently possess funds necessary to repay the remaining loans. Mr. Loflin has advised the Company that he does not intend to make demand for repayment of the loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse effect of the Company. In addition, none of the officers of the Company will be paid a salary, and such persons have agreed to work without pay, until such time as payment of such officers' salaries would have no adverse affect on the Company's financial condition.

  During Interim 98, the Company received $300,000 (net of offering commissions and expenses) from the sale of shares of its Common Stock, pursuant to a private offering. The Company remains in need of additional capital with which to pursue the full-scale development of its Wireless Internet System and there is no assurance that it will be able to obtain such additional capital.

  During Interim 98, the Company issued shares of its Common Stock on seven occasions:

  A. 400,000 shares were issued to prepay consulting and legal services, which shares were valued at $.10 per share, or $40,000 in the aggregate.

  B. 36,092 shares were issued in payment of financial public relations and communications consulting services, which shares were valued at $.953125 per share, or $34,400, in the aggregate.

  C. 22,667 shares were issued to prepay internet and communications consulting services, which shares were valued at $.375 per share, or $8,500, in the aggregate.

  D. 37,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $2.00 per share, or $74,400, in the aggregate.

  E. 80,000 shares were issued to four of the directors of the Company in payment for services rendered by such persons in their capacities as directors. These shares were valued at $.80 per share, or $64,000, in the aggregate. On the date of such issuances, the last closing bid price, as reported by the OTCBB, for the common stock of the Company was $.56 per share.

  F. 400,000 shares were issued to prepay consulting and legal services, which shares were valued at $1.00 per share, or $400,000 in the aggregate.

  G. 300,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $1.10 per share, or $330,000, in the aggregate.

  H. 10,000 hares were issued under a Business Acquisition Agreement, which shares were valued at $1.00 per share, or $10,000, the aggregate.

  Subsequent to Interim 98, the Company has issued shares of its Common Stock on three occasions:

  A. 5,000 hares were issued under a merger agreement, which shares were valued at $1.00 per share, or $5,000, the aggregate

  B. 100,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $.70 per share, or $70,000, in the aggregate.

  C. 150,000 shares were issued in payment of financial public relations consulting services, which shares were valued at $.50 per share, or $75,000, in the aggregate.

  Private Offering. During Interim 98, the Company received $300,000 (net of offering commissions and expenses) from the sale of shares of its Common Stock, pursuant to a private offering. The private offering consisted of units of securities consisting of two shares of Common Stock and one warrant to purchase a share of Common Stock at an exercise price of $2.00. Each unit was sold at a price of $2.00, or $1.00 per share of Common Stock included therein. However, the Company is in need of additional capital with which to pursue the full-scale development of its Wireless Internet business opportunity. Without such additional funding, the Company will be unable achieve its objectives.

  Wireless ISP Markets. The Company's strategy calls, first, for the identification of a satisfactory market. Next, the Company attempts to identify an existing dial-up ISP for acquisition, as a joint venture or a licensee of the Company's Wireless Internet System. Should the Company be unable to locate such an ISP, the Company will build-out and start-up an all-wireless system. There is no assurance that funding will be available to the Company at such times as it attempts acquire an ISP or build-out and start-up any one of its targeted Wireless ISP markets or than any ISP will be amenable to engaging in business with the Company.

    Acquisition. In September 1998, the Company acquired DSRT, a Santa Fe, New Mexico-based ISP. The acquisition was made for $25,000 in cash. DSRT has begun to provide revenues from operations during the fourth quarter of Fiscal 98 of approximately $3,000 per month, which revenues are expected to increase as the Company places Wireless Internet customers online in Santa Fe. However, no prediction as to the level of such increased revenues can be made.

    Acquisition Agreements. In July 1998, the Company executed an agreement to acquire an ISP located in St. George, Utah, for cash, the closing of which has been postponed indefinitely by mutual agreement, pending the Company's obtaining capital with which to acquire such ISP. There is no assurance that the Company will ever possess sufficient capital with which to complete this acquisition.

    In August 1998, the Company executed an agreement to acquire an ISP located in Santa Fe, New Mexico, for cash and stock, which agreement has been abandoned, following extensive negotiations.

    Acquisition Letters of Intent. During the third quarter of Fiscal 1998, the Company executed letters of intent to acquire ISPs located in Wichita Falls and Midland, Texas, and Canon City, Colorado, these in addition to the previously executed letter of intent to acquire a Baton Rouge, Louisiana-based ISP. There is no assurance that the Company will be able to reach a definitive agreement with any of the four ISPs or that the Company will ever possess sufficient capital to complete e acquisition of any of these ISPs. Due to its current lack of capital, the Company is pursuing alternative methods by which it would be able to implement its Wireless Internet System in conjunction with each of these ISPs. There is no assurance that the Company will be able to accomplish this objective.

    Marketing Agreement. During Interim 98, the Company entered into a marketing agreement with a Baton Rouge, Louisiana, dial-up ISP, and has begun to place customers onto its Wireless Internet system, which marketing agreement will remain in place until such time as the proposed acquisition of such dial-up ISP is consummated, of which there is no assurance. Due to the Company's continuing lack of capital, the Baton Rouge Wireless Internet System has been designated as a test system by the Company and, as such, the current customers are not charged. However, the Company intends to require the Baton Rouge customers to begin paying for service beginning in the first quarter of 1999. Should the proposed acquisition be abandoned, the Company expects that it will continue to operate under its marketing agreement with such dial-up ISP.

    Joint Venture. During Interim 98, the Company entered into a joint venture agreement to implement the Company's Wireless Internet System in Monroe, Louisiana. The Company expects that this joint venture will begin to produce revenues during the fourth quarter of Fiscal 98.

  Cash Flows from Operating Activities. During Interim 98, the Company's operations used cash of $341,484 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $847,083 (unaudited), which offset a recognition of services performed for stock. The Company intends to recognize approximately $200,000 for services performed for stock the last quarter of Fiscal 98 and the first two quarters of Fiscal 99. The Company's use of cash in operations during Interim 97 is attributable primarily to the Company's net loss for the period. The Company's management does not expect that operations for all of Fiscal 98 will generate positive cash flow. However, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to commence its proposed Wireless Internet operations. Without any such funding, it can be expected that the Company will not be able to generate positive cash flow from operations.

  Cash Flows from Investing Activities. Investing activities of the Company during Interim 98 used $30,000 (unaudited), which was for the purchase of DSRT and equipment. In comparison, investing activities of the Company during Interim 97 used $18,862 (unaudited), including $762 (unaudited) for the purchase of equipment, $13,100 (unaudited) for an investment in a joint venture that was, during the first quarter of Fiscal 98, abandoned, and $5,000 (unaudited) for the purchase of licenses and rights to leases of licenses. The Company's management is unable to predict whether investing activities will provide cash during the remainder of Fiscal 98 and the first half of 1999. This uncertainty is due to uncertainty as to the level of future funding that the Company is able to secure additional capital. Absent any such funding, it is expected that investing activities will continue to use the Company's cash.

  Cash Flows from Financing Activities. Financing activities of the Company provided $348,941 (unaudited) in cash during Interim 98, compared to Interim 97 when financing activities provided $120,000 (unaudited) in cash. Substantially all of the cash during the current period was the proceeds of the Company's private offering, which provided $340,000 I cash to the Company. The sale of 20,000 shares of Company Common Stock for a total of $50,000 in cash and loans from a shareholder ($33,000) provided substantially all of the balance of cash from financing activities, during Interim 97.

  Non-Cash Investing Activities. During Interim 98, the Company's non-cash investing and financing activities included the following: (A) 400,000 shares issued for consulting and legal services, valued at $40,000; (B) 36,092 shares issued for communications consulting services, valued at $34,400; (C) 22,667 shares issued for internet and communications consulting services, valued at $8,500; (D) 10,000 shares issued under business acquisition agreement, valued at $10,000; (E) 37,000 shares issued for financial public relations consulting services, valued at $74,000; (F) 400,000 shares issued for consulting and legal services, valued at $400,000; and (G) 300,000 shares issued for financial public relations consulting services, valued at $330,000.

Management's Plans Relating to Future Liquidity

It is management's opinion that the Company will be unable to improve its current liquidity position without a further infusion of cash in an amount of not less than $200,000. For the remainder of Fiscal 98, the Company's current operations will be unable, on their own, to alleviate the Company's current lack of liquidity. In response to its lack of liquidity, the Company has begun to attempt to license the use of its Wireless Internet System in various cities, the licensee's to pay for the installation and implementation of the company Wireless Internet System, such that the Company will begin to generate immediate cash flow, as well as continuing royalty income. No prediction can be made as to the likelihood that the Company will be successful in implementing this strategy or otherwise obtaining needed financing.

Capital Expenditures

During the remainder of Fiscal 98 and the first half of Fiscal 99, the Company expects to apply substantially all of its available capital to the build-out and start-up of one or more of its Wireless ISP markets and to purchase equipment necessary to install and implement licensed Wireless Internet Systems, if any. Currently, the Company is under contract to acquire an existing ISP in St. George, Utah, and will be required to deliver approximately $250,000 at the closing thereunder. Currently, the Company does not possess capital with which to acquire this ISP and there is no assurance that the necessary capital for such proposed transaction will be available.

	PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In September 1998, the Company notified Tre Vega, a consultant to the Company, of its intention to institute arbitration proceedings for Mr. Vega's failure to perform under a consulting agreement with the Company. The Company intends to pursue various causes of action against Mr. Vega, including, without limitation, breach of contract, violations of the Texas Deceptive Trade Practices Act, securities fraud, common law fraud and tortious interference with beneficial business relationships. For damages, the Company intends to seek, among other things, the return of 40,000 shares of Company Common Stock issued to Mr. Vega under the consulting agreement, a ruling that the consulting agreement is void or voidable, the cancellation of certain bonus compensation (shares of Company Common Stock) described in the consulting agreement, unspecified monetary damages and attorneys' fees. No specific date has been set with respect to the institution of the arbitration proceeding against Mr. Vega. Counsel to the Company is of the opinion that the Company will be successful in such an arbitration proceeding, although no assurances in this regard can be given.

Item 2.  Changes in Securities.

During the three months ended September 30, 1998, the Company issued unregistered securities on four occasions, as follows:

1. (a) Securities Sold. On July 15, 1998, the Company issued 37,000 shares of its Common Stock.
    (b) Underwriters and Other Purchasers. Such shares were issued to H+N Partners.
    (c) Consideration. Such shares were issued in under a Financial Public Relations Consulting Services Agreement.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
    (e)  Terms of Conversion or Exercise.  Not applicable.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     During the three months ended September 30, 1998, the Company filed two Current Reports on Form 8-K, as follows:

     A. On July 29, 1998, the Company filed a Current Report on Form 8-K in which the Company reported a change of corporate name.

     B. On September 22, 1998, the Company filed a Current Report on Form 8-K in which the Company reported the acquisition of Desert Rain Internet Service. This Current Report on Form 8-K was amended November 23, 1998.

	SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 1998.

INTERNET MEDIA CORPORATION

By: /s/ David M. Loflin
     David M. Loflin
     President and
     Principal Financial
     Officer