Form 10KSB
period 1998-12-31
INTERNET MEDIA CORP
filed 1999-04-16
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549



	Form 10-KSB

[  X  ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998

[      ]	Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period From ________ to ________

	Commission File No. 333-26385

	Internet Media Corporation
	(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        NEVADA                             72-1346591
(STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

	8748 Quarters Lake Road, Baton Rouge, Louisiana 70809
	(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

	(225) 922-7744
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $5,440.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of April 12, 1999, was approximately $49,410,540.

The number of shares outstanding of the issuer's common equity as of April 12, 1999, was 10,890,120 shares of common stock, par value $.0001.

Documents Incorporated by Reference: Current Report on Form 8-K, Date of
Event: 1/29/99, as amended on April 14, 1999.

Transitional Small Business Disclosure Format (check one):
    Yes [     ]    No [  X  ]

	PART I

Item 1.  Description of Business

History

	In July 1998, the Company changed its name to "Internet Media Corporation". The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company in the wireless cable and community (low power) television industries. Due to current market conditions in the wireless cable industry, the Company has abandoned its efforts to develop its wireless cable properties. In furtherance of its plan to focus on the exploitation of its Wireless Internet access products and expansion of its other Internet services, the Company has agreed to assign all of its community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of such entity's common stock. The Company's Board of Directors has declared a dividend with respect to all 1,500,000 New Wave Media Corp. shares. ( See "Dividends" under Item 5).

	In September 1998, the Company, through a wholly-owned subsidiary, Santa Fe Wireless Internet, Inc., acquired the assets and going business of Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based
Internet Service Provider (ISP), for $25,000 in cash. DSRT has approximately 140 subscribers. The Company has continued to operate DSRT under the "Desert Rain Internet Services" trade name, but intends, in the near future, to convert DSRT into an affiliate of CyberHighway, Inc. ("CyberHighway"), the Company's other ISP subsidiary. Currently, the Company is negotiating for the acquisition of another ISP based in Santa
Fe. The Company has reached an oral understanding with the owner of such ISP, but, as of the date hereof, no definitive acquisition agreement has been executed. The Company anticipates that a final agreement will be executed by the end of April 1999, though there is no assurance that such will be the case.

	In January 1999, the Company acquired all of the outstanding capital stock of CyberHighway, a Boise, Idaho-based ISP with approximately 27,000 subscribers, in exchange for 2,000,000 shares of Company Common Stock.

	References herein to the "Company" include CyberHighway, Inc., Santa Fe Wireless Internet, Inc., Missouri Cable TV Corp. and Winter Entertainment, Inc., unless the context requires otherwise.

Current Overview

	The Company's acquisition of CyberHighway in January 1999 fundamentally altered the Company's outlook. Prior to this acquisition, the Company's growth plan called for either (1) the acquisition of small, local ISPs located in certain key cities, then essentially "plugging-in" the Company's Wireless Internet access system into the acquired ISP's network system and marketing the Wireless Internet access system or (2) the establishment of strategic relationships with local ISPs in certain key cities through which the Company's Wireless Internet access could be established and marketed.
This growth strategy, while proving effective, proved also to be slow and relatively expensive.

	With the acquisition of CyberHighway, not only did the Company acquire approximately 27,000 dial-up Internet access subscribers and a state-of-the-art Network Operations Center, the Company also gained immediate access to over 230 markets in which CyberHighway has established a company-owned or affiliate-operated point of presence. The Company expects to have established a Wireless Internet access system in nearly 50 of these CyberHighway markets by the end of the third quarter of 1999.

Corporate Growth Strategy

	General. During the past year, as the Company has refined its growth strategy, it has determined that, for a provider of Wireless Internet access to achieve the greatest growth and economies of scale, it is necessary to offer traditional dial-up Internet access as a means to facilitate the implementation of the Company's US.RF Wireless Internet products. Thus, to reach more Internet users, the Company will continue to provide high quality dial-up Internet access service, as it deploys its Wireless Internet products in its markets. The Company's growth strategy is based on its ability to offer high quality Internet access through traditional, telephone-line based dial-up service, and through its Wireless Internet access products.

	US.RF Wireless Internet/CyberHighway Strategy. In addition to establishing Wireless Internet access in the CyberHighway markets, the Company is attempting to expand its Wireless Internet access system market penetration by (1) licensing local, independent ISPs to utilize the Company's US.RF Quick-Cell Wireless Internet System in their particular markets, (2) locating local, independent ISPs willing to become a CyberHighway affiliate-ISP or (3) locating local, independent ISPs who wish to license the Company's US.RF Quick-Cell Wireless Internet System and become a CyberHighway affiliate-ISP. Initial reaction to this growth strategy from local, independent ISPs has been very positive. However, there is no assurance that the Company will possess sufficient capital with which to accomplish its objectives. Currently, the Company is in need of capital, in order to implement completely its growth plan.

	ISP Acquisitions; Hub and Spoke Concept. The Company's growth strategy includes the acquisition of relatively small local, independent ISPs in a certain key city (or cities, depending on the size of a state) in each
state.   Each of these acquired ISPs would be converted into a CyberHighway affiliate-ISP and would serve as a hub for the Company's operations in a particular state. For example, in a state with a small population, the Company would acquire a single ISP to serve as the hub in that particular state, whereas, in a heavily populated state with several urban centers, the Company would likely acquire an ISP in each urban center. An acquired
ISP would serve as a hub to same-state CyberHighway affiliate-ISPs, who would, through telephone-line connections, become spokes in the CyberHighway network system of affiliate-ISPs. The Company believes that this hub and spoke concept is one which will afford the Company the greatest opportunity to achieve needed economies of scale in each of its markets.

	To facilitate anticipated ISP acquisitions, as well as other potential Internet-related acquisitions, the Company intends to file with the Securities and Exchange Commission ("SEC") a shelf registration statement, wherein the Company would register up to 2,000,000 shares of its Common
Stock for use in acquisitions. There is no assurance that this shelf registration statement will ever be declared effective or that the Company will be able to negotiate successfully any business acquisition.

Industry Background

	Growth of the Internet; the World Wide Web. The Internet, commonly known as the World Wide Web, or simply the Web, is a collection of connected computer systems and networks that link millions of public and private computers to form, essentially, the largest computer network in the world.
The Internet has experienced rapid growth in recent years and is expected to continue its impressive growth, based on estimated increases in the numbers of Web users, Web traffic and the number of Web sites.
International Data Corporation estimates that there were over 38 million
Web users in the United States and over 68 million worldwide at the end of 1997. International Data Corporation projects that the number of Web users will increase to over 135 million in the United States and over 319 million worldwide by the end of 2002. In April 1998, the U.S. Department of Commerce estimated that traffic on the Internet is doubling every 100 days.
 It is estimated that the number of Web sites in the United States will increase from approximately 450,000 in 1997 to nearly four million in 2002.

	The following factors, in the Company's estimation, are primarily contributing to the Internet's continued rapid growth: (1) the Internet has become, on a global scale, an accepted communication medium, enabling people to obtain and share information and conduct business electronically,
(2) the proliferation of affordable personal computers, (3) advances in the performance and speed of personal computers, modems and networking components, (4) improvements in telecommunication network infrastructures,
(5) ease of access to the Internet and (6) the increasing use of the Internet by businesses as a competitive tool.

	Internet Access. Internet access services represent the means by which ISPs interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access, like that provided by CyberHighway, for individuals and small businesses to high speed dedicated transmission lines for broadband access by large organizations to Wireless Internet access systems, like the Company's US.RF Wireless Internet products. An ISP provides Internet access either by developing a proprietary network infrastructure or by purchasing access service from a wholesale access vendor, or through a combination of both. The rapid development and growth of the Internet have resulted in a highly competitive and fragmented industry consisting of approximately 6,000 ISPs in the United States, with most having customer bases of less than 5,000 subscribers. The vast majority of U.S.-based ISPs conduct their operations within a single city or state, with just a small number of ISPs, such as EarthLink and MindSpring, providing nationwide coverage. Due to the disparity between the large number of smaller ISPs with limited resources and the emergence of a limited number of national ISPs with their associated economies of scale, the ISP industry is expected to undergo substantial consolidation.

	Electronic Commerce Over the Internet. The Internet has created a new communication and sales channel that enables businesses to interact with large numbers of geographically dispersed consumers and other businesses.
With the recent growth of the Internet, there have emerged many companies that focus solely on the Internet as the medium for selling products or delivering services directly to purchasers, bypassing traditional wholesale and retail channels. Moreover, businesses are implementing sophisticated
Web sites to effect electronic commerce initiatives that offer competitive advantages. These businesses are deploying an expanding variety of Internet-enabled applications, ranging from Web site marketing and recruiting programs to on-line customer interaction systems, telecommunications services, integrated purchase order and "just-in-time" inventory solutions for key customers and suppliers. These on-line capabilities require increasingly complex Web sites and accompanying support operations. In addition, advances in on-line security and payment mechanisms are more adequately addressing consumers' concerns associated with conducting transactions over the Internet, thereby prompting more consumers and businesses to use the Internet as a medium for commerce.
Also, businesses continue to offer an ever-greater selection of electronic commerce services. International Data Corporation estimates that the number of consumers buying goods and services on the Internet will grow from 17.6 million in 1997 to over 128 million in 2002, and that the total value of goods and services purchased over the Internet by consumers and businesses will increase from approximately $12 billion in 1997 to over $425 billion by 2002.

	Contract Internet Operations. Electronic commerce, or e-commerce, is growing at an explosive pace. More and more businesses are placing greater emphasis on their Internet transaction and communication abilities and operations. Increasingly, traditional businesses, as well as Internet-based businesses, require non-congested and scalable Internet operations that will permit them to engage in digital communication and commercial transactions anywhere in the world, via the Internet.

	Due to constraints posed by the lack of technical personnel with Internet skills or experience, the high cost of advanced networking equipment and the complexity of innovative Web solutions, many businesses do not possess, internally, resources required to develop, maintain and update their Internet facilities and systems, to maintain standards required for these companies to conduct high levels of Internet-based business. As a result of these constraints and other factors, many businesses are seeking to contract out, or "outsource", their Internet facilities and systems requirements as the preferred means for establishing and maintaining electronic commerce solutions. To this end, the Company expects an increasing demand is developing for:

	1.	Dedicated and broadband Internet access services to support reliable, high speed and/or constantly connected Internet access and communication;

	2.	Web hosting and co-location services which enable businesses to obtain equipment, technical expertise and infrastructure for their Internet needs on an outsourced basis; and

	3.	Electronic commerce solutions to sell goods and services on the Web in a transactionally-secure environment.

	By outsourcing Internet facilities and systems needs, businesses can then focus on improving their business results, rather than expending financial resources on additional staff and Internet-related assets necessary to support their Internet operations.

	Internet Service Opportunities. The number of businesses and consumers accessing the Internet is expected to continue to increase significantly in the foreseeable future. According to Forrester Research, the market for providing access to the Internet for businesses and consumers is expected to be approximately $18.4 billion in 2000. Additionally, as businesses and consumers are developing greater levels of comfort in the use of the Internet for electronic commerce, businesses are increasingly implementing sophisticated electronic commerce solutions which, in turn, require significantly greater bandwidth and other business services. In response to this demand, an increasing number of ISPs are attempting to augment their basic Internet access services with a wide range of business services. According to International Data Corporation, the market for Web hosting and Internet security business services is the fastest growing segment of the Internet services market, with revenues expected to increase from approximately $350 million in 1997 to approximately $7 billion in 2000.

	The Company believes that ISPs that offer both Internet access to broad segments of the population and that offer a broad selection of business services will be positioned to attain greater economies of scale through lower network expansion and marketing costs on a per-subscriber basis. The Company's management believes that only a few national ISPs will be in a position to benefit fully from this continued growth in Internet usage.

	It is the Company's opinion that the ISPs that will be in a position to benefit most from the expected continued growth of the Internet likely will be characterized by their (1) ability to respond quickly to market demands,
(2) ability to provide reliable coverage on a nationwide basis, (3) superior technical skills and customer support capabilities, (4) electronic commerce expertise and business services capabilities, (5) brand name recognition and the ability to exploit multiple marketing channels and (6) relatively lower network costs.

Wireless Internet

	General. Wireless Internet is a new type of communications spectrum recently designated by the FCC. Wireless Internet requires a transmission facility maintained by an ISP employing such a wireless system and the user's modem equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or from a mobile, lap-top computer located within the Wireless ISP's transmission area; that is, a user can travel in a car, bus, train, etc., within the Wireless ISP's transmission area and maintain constant Internet access. The Company believes that businesses, particularly service businesses, once made aware of the Company's Wireless Internet technology, will readily subscribe to the Company's Wireless ISP service, although no assurance can be made in this regard, inasmuch as the Company's Wireless Internet technology has only recently begun to be deployed.

	The Company's proprietary Wireless Internet Access System is marketed under the "US.RF Wireless Internet System" (US.RF stands for United States Radio Frequency) and "Quick-Cell" trade names. The Company's Quick-Cell product is currently the primary focus of the Company's marketing efforts.

	The US.RF Quick-Cell Wireless Internet access system is a turn-key, plug-and-play, system that is capable of delivering customers Internet access at burstable T-1 equivalent speeds, at prices that range from 40% to 60% below those charged for traditional T-1 hardwire Internet access service. Each Quick-Cell system consists of one US.RF Quick-Cell, one US.RF server modem and five US.RF wireless, two-way customer modems, all of which can be deployed in less than one week. Additional Quick-Cells can be added to a local system on an as-needed basis. The Company receives royalty payments for the use of its Quick-Cell system, in addition to revenues received from the sale of hardware components.

	Should a local, independent ISP who has licensed the Quick-Cell access system desire a full-scale Wireless Internet access system, the Company would execute a license agreement to that effect and construct such a full-scale system. The construction of a full-scale system, one that covers an area 12 miles in diameter, takes approximately four to six weeks.

	US.RF Wireless Internet Access System. The Company's proprietary US.RF Wireless Internet System operates within a broadcast signal in the 900MHz or 2400 MHz band using two-way modems outfitted with antennae. Thus, the Company's Wireless Internet System differs substantially in design from the Wireless Internet access available through cellular telephones and differs substantially from traditional telephone-line-based ISPs, because there is no reliance on hard wire to transfer data. Yet, the Company's management believes the Company's Wireless Internet System is capable of greater utility at lower cost than these other modes of Internet access.

	It is the belief of the Company's management that the Company's Wireless Internet System provides the following competitive advantages for attracting potential consumer and business customers over other Internet access modes:

		Speed.  The Company's Wireless Internet System provides a minimum data transmission speed of 64kbs, with data transmission speed capability of up to 10 Mbs.

		Lower Cost.  The Company's Wireless Internet System will, depending on the particular market and desired Internet access speed, offer cost savings of between 20% to 60% less than available hard-wire Internet access (that is, less than monthly ISP charges plus monthly telephone line charges)
currently offered by local telephone companies.  In addition, the Company's
Wireless Internet System offers significant savings over
cellular-telephone-based Internet access methods, inasmuch as the Company's
Wireless Internet System is offered on a monthly flat-rate charge rather than a per-minute charge.

		No Telephone Company Involvement. Because the Company's Wireless Internet System does not utilize telephone lines, Company customers will not be required to incur the expense of a hard-wire telephone line through which to access the Internet. The Company believes this characteristic is especially appealing to business customers. Also, in the many areas where there appears to exist disdain for the local telephone company, the Company believes it will be able to gain customers, at least in part, by emphasizing the fact that the local telephone company will no longer be needed for Internet access.

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

		Mobility.  The Company's Wireless Internet System is able to permit service personnel of a business to file contemporaneous reports, request and receive technical assistance and perform other computer-based functions from a customer's place of business or from a service vehicle, even if the service vehicle is traveling to its next destination.  The Company believes this mobility feature, coupled with the high-speed data transmission feature, will be attractive to potential customers, especially business customers.

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

	Currently, it is the Company's long-term objective to offer a full array of video entertainment via its Wireless Internet System. The Company believes its plans are easily achievable, due to the fact that the Company's Internet connection can be routed to the user's television, using existing, relatively inexpensive technology. Assuming market conditions permit, the Company expects that, by the year 2005, each of its Wireless Internet systems would be able to offer its subscribers many video services, including some services that, given the rapid evolution of technology, may not currently exist. The video entertainment services that the Company expects to be able to offer include:

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

	The foregoing services that might be offered in the future by the Company remain in the development stage and no introduction date has been set by the Company's management. All of the services described appear to be feasible after initial tests, due to the high-speed data transmission capabilities of the Company's Wireless Internet system. Additional applications are currently being developed by the Company. No prediction as to when any or all of these services will be ready for commercial exploitation.

	Current Markets. The Company has licensed independent ISPs to implement and operate the Company's US.RF Quick-Cell Wireless Internet System in four cities, Gillette, Wyoming, and Santa Fe, Los Alamos and Las Vegas, New
Mexico. In Gillette and Santa Fe, the Quick-Cell system has been implemented and customers have been placed on those systems. The Las Vegas and Los Alamos Quick-Cell systems are expected to operational within 10 days of the date of this Annual Report on Form 10-KSB. The Company has received nearly 400 inquiries from local, independent ISPs with respect to their obtaining licenses for one or more of the Company's US.RF Wireless Internet access products. Additional markets are expected to be added each month for the foreseeable future, although no assurance can be given in this regard, nor can any prediction be made as to the number of markets that will receive the Company US.RF Wireless Internet access products.

	In addition, the Company expects to have established US.RF Quick-Cell Wireless Internet access systems in nearly 50 CyberHighway markets by the end of the third quarter of 1999.

	All licensees of US.RF Wireless Internet products execute license agreements that require monthly royalty payments to the Company. Quick-Cell licensees pay the Company a monthly royalty of between 30% and 40% of gross revenue attributable to a Quick-Cell installation. Licensees of a full-scale US.RF Wireless Internet system, one that covers an area 12 miles in diameter, would be required to pay the Company a monthly royalty of between 15% and 20% of gross revenue attributable to the US.RF Wireless Internet system.

	Competition; Consumer Acceptance. The Company's Wireless Internet business faces the same severe competition for market share as does CyberHighway, particularly in the larger markets of the U.S. In addition to the competitive factors described below, the Company's Wireless Internet products potentially must also overcome an initial lack of consumer acceptance, given the new and relatively unproven (commercially) nature of the Company's Wireless Internet products. (See " Competition" hereunder for a more complete discussion of competitive factors that are expected to impact the Company's business).

	Other Wireless Products. In January 1998, the Company delivered its first proprietary Wireless DataLink System. The Company's Wireless DataLink
System was delivered to the Baton Rouge refinery of one of the largest international oil companies, the refinery being the second largest in the U.S. The Company's Wireless DataLink System was purchased to replace an existing hard-wire (T-1 telephone line) data transmission system. The
Company's Wireless DataLink System transfers data at the rate of 2 megabytes per second. Since such time, the Company's management has determined to focus all available resources on the development of its Wireless Internet products, as a more efficient means of achieving short-term profitability. As the Company begins to achieve success in implementing its growth strategy, the Company expects to begin to devote resources, if available, to the exploitation of these other proprietary wireless products. The Company believes its Wireless DataLink System can address, on a wide-spread basis, the needs of businesses to transmit ever-increasing volumes of data. However, there is no assurance that the Company will ever possess sufficient resources to exploit its Wireless
DataLink System or that the Company's Wireless DataLink System will achieve wide-spread acceptance.

CyberHighway Overview

	CyberHighway is a high quality, full service ISP, offering its services, directly and through affiliate-ISPs, to residential and business customers located in over 230 cities, in 12 states. CyberHighway has approximately
27,000 customers, including several thousand business customers.
CyberHighway's Internet services include dial-up access, high speed access and other value-added services, as well as wireless Internet access to less than 100 customers. CyberHighway's services include, without limitation, web hosting, e-mail and newsgroups. Because CyberHighway began offering wireless Internet service before its being acquired by the Company, the wireless Internet system employed by CyberHighway is not the Company's
US.RF Wireless Internet System. However, because CyberHighway is of the belief that the Company's Wireless System is vastly superior to its current system, CyberHighway has begun to implement the Company's system in Boise, Idaho, and will, over time, transfer all of its current wireless Internet customers onto the Company's Wireless Internet system.

Customers and Markets

	The Company provides Internet access to approximately 27,000 customers, nearly all of which are CyberHighway customers utilizing its dial-up
Internet access services. The largest concentration of customers is in Idaho, where approximately 16,500 (61%) customers reside. The bulk of the remaining Internet access customers of the Company are located as follows:
3,000 (11%) in Wyoming, 1,600 (6%) in Georgia, 1,350 (5%) in Oregon, 1,250
(4.5%) in Nevada, 800 (3%) in Arizona and 500 (2%) in Utah, with the remaining subscriber base spread among various other markets, including
Denver, Colorado, and Jackson, Mississippi.

	The Company's management believes that its growth plan will extend the Company's potential customer base to include nearly all residents of the United States. Based on data collected from certain of CyberHighway's subscribers, the Company believes that the CyberHighway subscribers tend to reflect the typical Internet user composite which, according to published surveys, indicates that over half of Internet users are male, approximately 50% are between the ages of 25 and 45, about one-third are college graduates and the average reported annual income of users is substantially higher than the median U.S. level.

	To date, business customers have generally consisted of small and medium-sized businesses. However, with the introduction of the Company's Wireless Internet products, the Company intends to place a strong emphasis on the acquisition of larger business customers.

Sales and Marketing

	Historically, CyberHighway's sales and marketing strategy has been comprised of three components: (1) direct response marketing, (2) affiliate-ISP program and (3) corporate direct sales. Direct response marketing and the affiliate-ISP program have been responsible for most of CyberHighway's growth in its subscriber base.

	Since its acquisition by the Company, CyberHighway has begun, and will continue, to place increasing emphasis on marketing its Internet services to businesses. The Company's Wireless Internet products are an important part of this effort. The Wireless Internet products permit the Company to compete effectively in its markets on sales of dedicated and high bandwidth Internet access services to business customers. These strategies are designed to develop greater brand name recognition, both CyberHighway and US.RF Wireless Internet brand names, and to generate high levels of subscriber growth, while minimizing subscriber acquisition costs and customer turnover.

	In its company-owned markets, CyberHighway engages in a variety of direct response marketing and various promotional activities to stimulate consumer awareness of the CyberHighway Internet access services. These marketing efforts are directed both to consumers who have not previously subscribed to Internet access services and to Internet users who may switch to CyberHighway's service, after learning of its affordability and reliability. Radio advertising and direct mail distribution have been the principal media used for direct response marketing to solicit new subscribers. In Boise, Idaho, CyberHighway operates a retail store-front sales office, where potential customers can inquire about CyberHighway services or subscribe, or where existing customers can receive Internet training or receive assistance with their accounts.

	Because it is the Company's belief that a consumer's selection of an Internet service provider is most often influenced by a personal referral, the Company strives always to deliver superior customer service and support. Historically, CyberHighway has achieved high levels of customer satisfaction that have led to positive customer referrals.

CyberHighway Affiliate Marketing Program

	Since its inception, CyberHighway has employed an affiliate marketing program, a novel technique within the ISP industry that is designed to generate rapid expansion of CyberHighway's subscriber base. Under this program, either an existing ISP or a local entrepreneur who wants to start an ISP business enter into a license agreement with CyberHighway, wherein the local ISP obtains the right to use the "CyberHighway" brand name and the local ISP allows the connection of a Kbps-speed frame relay data circuit to connect from the local ISP's point of presence to CyberHighway's Internet Network Operations Center. In addition, CyberHighway provides the local ISP high quality and uniform Internet services, monitors the local
ISP's network access lines, retains passwords for routers and modems to ensure the high quality of CyberHighway's system, and provides related consulting services to the local ISP. In effect, under this license arrangement, CyberHighway handles the local ISP's "backroom" operations, that is, hardware and system management, thereby allowing the local ISP's personnel to concentrate on marketing the CyberHighway Internet services.
In addition to certain monthly circuit fees, the local ISP pays
CyberHighway a monthly per-customer royalty. These per-customer royalties average approximately $2.00. The average cost to become a CyberHighway affiliate-ISP is approximately $20,000, which is comprised of a prepaid royalty to CyberHighway and equipment and telephone-line related expenditures.

	To date, CyberHighway has entered into "affiliate" relationships with 29 local ISPs, located in Idaho, Utah, Wyoming, Oregon, Colorado, Nevada, Mississippi, Arizona and Georgia.

	Beginning in April 1999, CyberHighway has, in connection with the Company's US.RF Wireless Internet marketing strategy, begun to pursue aggressively additional affiliate-ISPs. The ability of CyberHighway to offer the Company's US.RF Quick-Cell Wireless Internet System is expected to assist greatly in achieving subscriber-base growth.

Customer Service and Support

	The Company is committed to the highest levels of customer satisfaction. Indeed, CyberHighway's history of high customer satisfaction, as measured by a low customer turn-over rate, was one of the most important factors in the Company's decision to acquire CyberHighway. The Company believes that maintaining high levels of customer satisfaction will remain as a key competitive factor that differentiates the Company, including its subsidiaries, from other purveyors of Internet-related services.
Throughout its history, CyberHighway has regularly reviewed network utilization rates, and refines and expands its network capabilities as necessary, to ensure high levels of network performance and reliability. CyberHighway maintains customer support for telephone inquiries, from 9:00 a.m. to 9:00 p.m., Mountain Time, seven days a week, with technical personnel available during these times to address customer questions and concerns. The Company intends to continue to dedicate the resources necessary to ensure that service calls are promptly answered and addressed by a customer support representative, and that customer issues are resolved promptly. Customers also can access customer support services through e-mail correspondence or access trouble-shooting tips and configuration information, as well as network status and performance reports, on the CyberHighway Web site.

	Consumer and business customers have very different support needs, as do Wireless Internet customers, especially as to technical requirements and the sophistication of the user who makes the customer service inquiry. As the Company's subscriber base grows, it intends to implement a tiered customer support system, where simple technical problems or other miscellaneous issues would be handled by non-technical support staff and complex and/or time sensitive technical questions would be referred to the trained technical support staff for resolution.

Network Infrastructure

	CyberHighway has designed its network and related systems to provide fast and reliable, high-quality Internet access services, while minimizing the capital investment needed for infrastructure development. CyberHighway continues to re-evaluate its network's structure and design so as to achieve maximum capacity with available resources. CyberHighway's affiliate-ISP program is an example of the innovations in network system construction methods employed by CyberHighway. This technique allowed CyberHighway to achieve moderate to fast growth, despite a lack of significant expansion capital. The Company intends to seek innovative, cost-saving measures as it expands its network, which is expected to provide maximum flexibility to the Company as it pursues its growth strategy. The Company further believes that it will be able to take advantage of market opportunities as they may develop, whether due to technological advances or regulatory changes. The Company's objective is to minimize both network costs and exposure to technological obsolescence of equipment.

	CyberHighway's current network consists of a state-of-the-art Network Operations Center located in Boise, Idaho, through which all subscribers, whether from company-owned or affiliate-ISPs, log onto the Internet. These facilities support the 32 CyberHighway points of presence.

	The Company will continue to monitor capacity demands on its network, so that network resources will continue to expand ahead of market demands.

Network Operations Center

	CyberHighway's Network Operations Center (NOC) monitors network traffic, quality of services and security issues, as well as the performance of the equipment located at each company-owned and affiliate-ISP points of presence, to ensure reliable service. The CyberHighway NOC is comprised of state-of-the-art equipment and an uninterruptible power supply. The CyberHighway NOC currently possesses excess capacity, to the extent that an additional 10,000 subscribers could be added to the CyberHighway network without having to add equipment or telephone lines. The CyberHighway NOC is staffed 24 hours a day, seven days a week, with technical and network security personnel. When an intruder, or "hacker", enters the CyberHighway network, the network security personnel are able to monitor the intruder's activities, create a report about such activities and provide such information to customers who may have had their proprietary information tampered with by the intruder. To date, neither CyberHighway nor any customer has incurred any material loss due to the efforts of hackers.

Network Design

	Each of the CyberHighway-owned physical points of presence, as well as each affiliate-ISP point of presence, includes modern hardware, along with routing equipment and associated leased-telephone line interface devices. Modems are interconnected to switched telephone networks serving the local area, and high-speed telephone lines connect the point of presence router to other sites within its network. The hardware and software deployed at each facility permits analysis of the performance of the network and performance of limited maintenance from the Boise, Idaho, NOC. As new affiliate-ISPs are added to the CyberHighway network, new high-speed telephone lines and hardware are integrated into the network. These procedures ensure the efficient transfer of data over the CyberHighway network. In addition, the CyberHighway network is designed with high levels of redundancy as a means of increasing network reliability, so as to avoid single points of system failure.

Strategic Relationships

	The Company has entered into a distribution agreement with Woodcomm, Inc., whereby the Company has the right to distribute a line of newly-developed Internet-enabled telecommunications services, including a pre-paid, long-distance "virtual-calling-card".  The virtual calling card service, developed by Woodcomm, Inc., is relatively simple.  A subscriber selects a contact name from his on-line address book, then clicks on that name, and the service connects his personal phone line and the contact's phone line, the connection being carried over Woodcomm's network, a portion of which traverses the Internet backbone in a manner that is transparent to users .
This virtual-calling-card service will be available for use to all U.S.
telephone numbers.   Under the same distribution agreement, the Company
will also begin to market an additional e-commerce product which connects customers of a particular company from that company's web site to a predetermined telephone number (sales, customer service and technical support, etc.) with a click of a button. Importantly, any business with a web site is a potential user of this Internet-enabled telecommunications service. These products are expected to ready for commercial exploitation during the last half of the second quarter of 1999. These Internet telephony products will be distributed under private label brand names of the Company and will be featured on the Company's e-commerce Web site, www.e-tail.com, which site is currently under construction.

Other Internet Services

	In addition to the services usually offered by ISPs, the Company is currently developing a Web site that will facilitate e-commerce for its customers. This Web site is to be known as "e-tail.com" and is expected to be ready for use during May 1999. The Company intends to have its e-tail.com operations specialize in business-to-business e-commerce transactions, in addition to its offering certain products to consumers. The Internet telephony products to be distributed by the Company will be offered on the e-tail.com Web site.

	The Company has determined to focus on business-to-business Internet solutions, due to its belief that this sector has not, historically, been well served by Internet access and Internet-related service providers.
There is no assurance that the Company's efforts in this regard will be successful.

Competition

	The market for the provision of Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, the Company expects that competition will intensify. It also believes that the primary competitive factors determining success as an ISP are (1) a reputation for reliability and high-quality service, (2) effective customer support, (3) access speed, (4) pricing, (5) effective marketing techniques for customer acquisition, (6) ease of use and (7) scope of geographic coverage.

	The Company believes that it can, and in the future will, more effectively, compete in its markets, due to (1) its commitment to providing fast and reliable, high-quality Internet access and other Internet-related services, as well as exemplary customer service and support, and (2) the Company's US.RF Wireless Internet products, which are designed to be highly cost competitive and are expected to be well-received in each of its markets. Nevertheless, there is no assurance that the Company will be able to compete successfully in its markets, such that the Company's business, operating results and financial condition would not be materially and adversely affected.

	Current and prospective competitors of the Company include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than does the Company, including its subsidiaries. With respect to the Company's Internet access and other Internet-related services, the Company currently competes, or expects to compete, for the foreseeable future, with the following: national ISPs, numerous regional and local ISPs, most of which have significant market share in their markets; established on-line information service providers, such as America Online, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting, co-location and other Internet-based business services; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers.

	With respect to potential competitors, the Company believes that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will serve to intensify competition. In addition, as more consumers and businesses increase their Internet usage, the Company expects existing competitors to increase further their emphasis on Internet access and electronic commerce initiatives, resulting in even greater competition for the Company in its markets. The ability of competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, could place the Company at a significant competitive disadvantage.

	Moreover, the Company expects to face competition in the future from companies that provide connections to consumers' homes, such as telecommunications providers, cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. Such companies could include Internet access in their basic bundle of services or offer such access for a nominal additional charge. Any such developments could materially and adversely affect the Company's business, operating results and financial condition.

Government Regulation

	Regulation of Internet Access Services. The Company provides Internet access, in part, using telecommunications services provided by carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. The Company, as an Internet access provider, is not currently subject to direct economic regulation by the Federal Communications Commission or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the Federal Communications Commission reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. As a result, the Company is not subject to federal regulations applicable to telephone companies and similar carriers merely because it provides its services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

	Governmental regulatory approaches and policies to Internet access providers and others that use the Internet to facilitate data and communication transmissions are continuing to develop and, in the future, the Company could be exposed to regulation by the Federal Communications Commission or other federal agencies or by state regulatory agencies or bodies. In this regard, the Federal Communications Commission has expressed an intention to consider whether to regulate providers of voice and fax services that employ the Internet or IP switching as "telecommunications providers", even though Internet access itself would not be regulated. The Federal Communications Commission is also considering whether providers of Internet-based telephone services should be required to contribute to the universal service fund, which subsidizes telephone service for rural and low income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. To the extent that the Company engages in the provision of Internet or Internet protocol-based telephony or fax services, it may become subject to regulations promulgated by the Federal Communications Commission or states with respect to such activities. No assurance can be given that such regulations will not adversely affect the Company's ability to offer certain enhanced business services, in the future.

	Furthermore, in a rule-making proposal issued in August 1998, the Federal Communications Commission has proposed that, if an incumbent local exchange carrier establishes a separate affiliate to pursue the deployment of advanced telecommunications services, such as those offered by the Company, and if that affiliate interconnects with the incumbent local exchange carrier's network on the same terms and conditions as offered to the incumbent local exchange carrier's competitors, then the affiliate would not be subject to the unbundling, discounted resale or co-location obligations in the Federal Telecommunications Act of 1996 that apply to incumbent local exchange carriers. Rather, the affiliate would be treated like a competitive local exchange carrier. If the Federal Communications Commission ultimately adopts this or any similar proposal, the Company would likely face increased competition from incumbent local exchange carrier affiliates and the Company's access to providers of high speed data technology could be curtailed, which could materially and adversely affect its business, operating results and financial condition.

	Regulation of the Internet. Due to the increasing popularity and use of the Internet by broad segments of the population, it is possible that laws and regulations may be adopted with respect to the Internet pertaining to content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, that any future regulatory changes or developments may have on the demand for the Company's Internet access or other Internet-related services. Changes in the regulatory environment relating to the Internet access industry, including the enactment of laws or promulgation of regulations that directly or indirectly affect the costs of telecommunications access or that increase the likelihood or scope of competition from national or regional telephone companies, could materially and adversely affect the Company's business, operating results and financial condition.

Intellectual Property

	The Company is nearing completion of patent applications relating to its Wireless Internet access system, which patent applications are to be filed as soon as they have been completed. Although the Company believes its Wireless Internet access system, or aspects thereof, to be patentable, there is no assurance that a patent or patents will be granted with respect to the Company's invention. Also, no assurance can be given that the steps taken by the Company and CyberHighway will be adequate to prevent misappropriation of the Company's proprietary Wireless Internet technologies or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to the Company's proprietary Wireless Internet technologies.

	CyberHighway has received authorization to use the products of each manufacturer of software that is bundled in its software for users with personal computers operating on the Windows or Macintosh platforms. While certain of the applications included in the CyberHighway start-up kit for Internet access services subscribers are shareware that it has obtained permission to distribute or that are otherwise in the public domain and freely distributable, certain other applications included in the CyberHighway start-up kit have been licensed where necessary. CyberHighway currently intends to maintain or negotiate renewals of all existing software licenses and authorizations as necessary, although there is no assurance that such renewals will be available on acceptable terms, if at all. The Company and/or CyberHighway may also enter into licensing arrangements for other applications, in the future.

Employees

	The Company, including subsidiaries, currently has 36 employees, including five officers of the Company. Substantially all of the Company's hourly employees are employed by CyberHighway. The Company's President, David M.
Loflin, and Vice President, Waddell D. Loflin, have served since the
Company's inception without compensation.  In the near future, Messrs.
Loflin are expected to enter into employment agreements with the Company and will, at that time, begin to receive compensation for their services to the Company. The Company's Chief Operating Officer, Julius W. Basham, II, the Company's Chief Financial Officer, Alonzo B. See, III, and the
Company's Vice President of Corporate Development, James Kaufman, have entered into employment agreements with the Company. Messrs. See and Kaufman may receive a part of their compensation in shares of Common Stock of the Company, in the Company's discretion. (See "Item 9" herein).

	None of the employees of the Company, or any subsidiary, is covered by any collective bargaining agreement, nor has the Company, or any subsidiary, ever experienced a work stoppage. The Company believes its relations with employees to be good. Much of the future success of the Company will depend, in large measure, upon the ability of the Company to continue to attract and retain highly skilled technical, sales, marketing and customer support personnel.

Certain Risk Factors

	When evaluating an investment in the Company, the risks and uncertainties described below should be considered carefully. These risks and uncertainties described are not the only risks and uncertainties faced by the Company. Were any of the following risks actually to occur, the Company's business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of the Company's Common Stock could decline, which could cause an investor to lose of all or part of his investment in the Company's Common Stock.

	This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report.

	Limited Operating History; History of Losses. The Company has a limited operating history and has never earned a profit from its limited operations. The Company's operations, including the operations of CyberHighway, and proposed operations, are subject to all of the risks inherent in the establishment of a new business, particularly one in the highly competitive and rapidly evolving Internet industry. These risks include the Company's ability (1) to achieve customer acceptance of the Company's Wireless Internet products, (2) to expand its subscriber base and subscriber-related revenues, (3) to compete successfully in a highly competitive market, (4) to gain access to sufficient capital with which to support anticipated growth, (5) to recruit and train qualified employees and (6) to upgrade the Company's network systems and infrastructure. The Company cannot be certain that it will successfully address any of these risks. In addition, the Company's business is subject to general economic conditions, which may not be favorable in the future. Even if the Company is successful in addressing these risks, there is no assurance that the Company will ever earn a profit from its operations.

	Potential Pricing Pressure Due to Intense Competition. The Company faces intense competition in conducting its business and this level of competition will continue to increase, for the foreseeable future. Many of the Company's competitors include other ISPs with much larger subscriber bases and greater resources. Further, a significant number of competitors offer a broader variety of business services, and may have done so for longer periods of time. Each local market in which the Company provides
Internet access is served by multiple Internet access providers. The current and prospective competitors include may large companies, many of which are better known than the Company and can be expected to possess greater financial, technical and marketing resources than the Company.

	As a result of increased competition within the Internet industry, the Company expects to encounter significant pricing pressure. The Company cannot be certain that it will be able to offset the effects of any competition-induced price reductions through an increase in the number of its subscribers, increased revenues, cost reductions or otherwise, or that the Company will have the resources, financial or otherwise, to compete successfully.

	Aggressive Growth Strategy May Strain Resources. The Company is attempting to expand its Wireless Internet business and CyberHighway has begun an aggressive effort to increase its customer base, as well as to pursue existing and potential market opportunities. The Company expects that its planned rapid growth is expected to place a significant strain on its managerial, operational and financial resources. In particular, the Company's planned Wireless Internet expansion will require significant capital with which to purchase equipment necessary for the construction and implementation of locations. The Company believes that the growth of its Wireless Internet access business will be impeded primarily by a lack of capital, rather than by a lack of customer acceptance.

	In order to manage this expected growth, the Company must improve its operational systems, procedures and controls on a timely basis. Should these systems not be effective in keeping pace with the Company's growth, the quality and reliability of the Company's services may decline and levels of customer satisfaction could be harmed, as a result.

	Expected Fluctuations in Quarterly Operating Results. Due to its expected growth, the Company expects that its revenues and operating results may fluctuate significantly from quarter to quarter. Several factors are likely to cause such fluctuations, including, without limitation, (1) the rate of new subscriber acquisitions, (2) subscriber retention, (3) changes in Company pricing policies or those of competitors, (4) (5) capital expenditures and other costs relating to the expansion of Company operations, (6) the timing of new product introductions and service announcements made by the Company or competitors, (7) market acceptance of the Company's Wireless Internet products and enhanced versions of the Company's dial-up products and services, (8) personnel changes, (9) the introduction of alternative technologies, (10) the effect of potential acquisitions; and (11) increased competition in the Company's markets. No prediction as to the future operating results of the Company can be made.

	Potential Inability to Obtain Needed Expansion Capital. The Company's ability to grow depends, in large measure, on its ability to expand the market penetration of its Wireless Internet access business and the operations of CyberHighway by establishing new points of presence, all of which require significant equipment expenditures and advance expenditures and commitments for leased telecommunications facilities and advertising. Since its acquisition of CyberHighway (January 1999), the Company's operations have provided a level of funds sufficient to permit the Company to grow at a slow rate. In order for the Company to achieve its aggressive growth plans, the Company will be required to obtain additional capital, through debt or equity financing. There is no assurance that the Company will be able to obtain such additional capital in the future on terms acceptable to the Company, or at all. Should alternative sources of financing be insufficient or unavailable, the Company would be required to reduce the scope of its growth and operating plans in accordance with the extent of available financing.

	Dependence on Third-party Suppliers and Telecommunications Carriers. The Company, and CyberHighway in particular, depends on third-party suppliers of hardware components and telecommunications carriers to provide equipment and networking services. The Company obtains is Wireless Internet-related equipment from a single source. CyberHighway currently acquires certain hardware components used in its network system from just a few sources, including server/processors manufactured by Intel, modems manufactured by Lucent Technologies and U.S. Robotics and high performance routers, which are devices that receive and transmit data between different networks, manufactured by Cisco Systems. CyberHighway currently relies on a few local telephone companies and others, such as U.S. West, Electric Lightwave and GST, to lease to it data communications capacity via local telecommunications lines and leased long-distance lines. CyberHighway's suppliers and telecommunications carriers also sell or lease products and services to its competitors and may be, or in the future may become, competitors to CyberHighway. The anticipated expansion of CyberHighway's network infrastructure and other competitors' needs will continue to place a significant demand on suppliers and telecommunications carriers.
CyberHighway cannot be certain that its suppliers and telecommunications carriers will continue to sell or lease their products and services to it at commercially reasonable prices, or at all. Should CyberHighway incur difficulties in developing alternative sources of supply, if required, the business, future financial condition or operating results of CyberHighway may be adversely affected. Moreover, failure of CyberHighway's telecommunications providers to provide the data communications capacity required, for any reason, could cause interruptions in CyberHighway's ability to provide Internet access services to its customers, which may materially and adversely affect the business, financial condition and operating results of CyberHighway.

	Necessity of Expanding Network Infrastructure. CyberHighway's network infrastructure is composed of a complex system of routers, switches, transmission lines and other hardware used to provide its subscribers with Internet access and other services. The future success of CyberHighway's business will depend on the capacity, reliability and security of this network infrastructure. CyberHighway will have to expand and adapt its network infrastructure as the number of subscribers and the amount and type of information these subscribers wish to transmit over the Internet increases. Such network infrastructure expansion and adaptation will require substantial financial, operational and management resources. There is no assurance that CyberHighway will be able to expand or adapt its network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all.

	Network Capacity Constraints Can Impede Service to Subscribers. Capacity constraints within CyberHighway's network and those of its suppliers have occurred in the past and will likely occur in the future, due to the explosive growth of the Internet industry. Such constraints may prevent subscribers from gaining access to a particular point of presence or may inhibit a subscriber from connecting to system-wide services, such as e-mail and newsgroup services. It is possible that CyberHighway may, in the future, experience delays in the delivery of networking components or systems from third-party suppliers, which could have the effect of delaying the delivery of service to customers or cause all incoming modem lines to become full during peak times, resulting in busy signals for subscribers who are trying to connect to CyberHIghway's network. Similar problems could occur, if CyberHighway is unable to expand the capacity of its information servers for e-mail, newsgroups and the World Wide Web fast enough to keep up with the demand from an expanding subscriber base. Any failure of CyberHighway to provide its customers with the requisite network capacity to enable them to access readily the Internet, CyberHighway subscribers will experience an overall slow-down in their Internet access, which more likely than not would injure subscriber relations. Any such failure of CyberHighway to expand or enhance its network infrastructure on a timely basis or adapt it to an expanding subscriber base, changing subscriber requirements or evolving industry standards, CyberHighway's business, financial condition and operating results could be materially and adversely affected.

	Service Disruptions Could Result in Subscriber Cancellations. Substantially all of CyberHighway's computer equipment, including critical equipment dedicated to its Internet access services, is presently located at a single facility in Boise, Idaho. The occurrence of a natural disaster, the failure of one or more systems or the occurrence of other unanticipated problems at this network operations center (NOC) could cause interruptions in Internet services. In the ISP industry, extensive or multiple interruptions in Internet services are a primary reason for customer decisions to cancel the use of a particular Internet access service. Accordingly, any disruption of CyberHighway's services, due to system failure, could materially and adversely affect CyberHighway's business, financial condition and operating results.

	Need to Adapt to Technology Trends and Evolving Industry Standards. The dial-up Internet access market served by CyberHighway is susceptible to rapid changes, due primarily to technology innovations, as well as evolving industry standards, changes in subscriber needs and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose CyberHighway to risks of equipment obsolescence. CyberHighway will be required to use leading technologies effectively, continue to develop its technical expertise and enhance its existing services on a timely basis to remain competitive in this industry. While the development of the Company's proprietary Wireless Internet access and other wireless technologies are expected to aid
CyberHighway in its efforts to remain on the leading edge of Internet-related technology, there is no assurance that this will be the case. Specifically, there is no certainty that CyberHighway will effectively utilize new technologies in its operations.

	CyberHighway's ability to compete successfully in its markets also depends on the continued compatibility of its services with products and systems utilized and sold by various third parties. Although CyberHighway intends to support emerging standards in the Internet access market, as well as in the enhanced business services market, there is no assurance that CyberHighway will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market.

	Even thought the Company's Wireless Internet access technology is a leading-edge Internet access delivery system, there is no assurance that this technology will permit the Company to remain competitive in its markets. Recently, several companies have introduced cable modems, which possess the ability to transmit data at substantially faster speeds than the modems currently employed by CyberHighway, but not at speeds any faster than can be offered through the Company's Wireless Internet access system. Nevertheless, though the Company will continue to pursue the development of faster, more efficient Internet access technologies, there is no assurance that the Company will be able to support the costs associated with such product development efforts, which could cause a materially adverse affect on the Company's operations.

	Growth Plans Dependent on Continued Internet Growth. During the past five or so years, the use of the Internet has grown exponentially. Although the Company believes its Wireless Internet access technology is positioned as a replacement for traditional, hard-wire based Internet access, a portion of the expected growth of the Company's business depends on the continued growth of the Internet and the continued development of the Internet as a viable commercial medium. If the use of the Internet does not continue to grow or evolves in a way that the Company is unable to effectively address, it is likely that the Company's business, financial condition and operating results would be materially and adversely affected.

	Uncertainty of Subscriber Retention. Because sales, marketing and other costs of acquiring new subscribers are substantial in relation to the monthly fees derived from such subscribers, the Company believes that its long-term success depends largely on its ability to retain existing subscribers, while continuing to attract new subscribers. The Company intends to continue to invest significant resources in its network infrastructure and customer and technical support capabilities, in order to continue to provide high levels of customer service. There is no assurance that these efforts will maintain or improve subscriber retention of the Company. The Company believes that intense competition from competitors, some of which offer free hours of service or other enticements for new subscribers, will continue to cause a small percentage of its subscribers to switch to a competitor's service. In addition, some new subscribers use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be more likely to discontinue their service. These factors, among others, adversely affect the Company's subscriber retention rates. Any decline in subscriber retention rates could have a materially adverse effect on the Company's business, financial condition and operating results.

	Dependence of Ability to Attract CyberHighway Affiliates. In addition to establishing company-owned points of presence, CyberHighway employs a licensing system that entails the use of small, local ISPs who operate as CyberHighway affiliates to market the CyberHighway brand name and Internet services. This licensing program has allowed, and will continue to allow, CyberHighway to expand its "footprint", without large expenditures of capital. CyberHighway believes its affiliate program is unique in the Internet industry. The success of this affiliate program is dependent on CyberHighway's ability to attract local ISPs who are capable of carrying out effective sales and marketing programs in their respective markets.
For the year ended December 31, 1998, approximately 75% of CyberHighway's new subscribers were obtained through the efforts of affiliate ISPs. There is no assurance of the future success of CyberHighway's affiliate program. CyberHighway's ability to attract and retain dependable local ISPs could be negatively affected by (1) adverse publicity relating to CyberHighway's
Internet services or operations, (2) non-competitive license fee rates, (3) the quality and range of CyberHighway's Internet services, (4) the level of support services offered to affiliate-ISPs, (5) the availability of other similar opportunities, and (6) adverse trends regarding Internet usage.

	Potential State and Federal Government Regulations. CyberHighway provides Internet access and other Internet-related services, in part, using telecommunications services provided by carriers that are subject to the jurisdiction of state and federal regulators. With the increasing popularity and use of the Internet, state and federal regulators may, with or without rational bases, adopt additional laws and regulations relating to content, user privacy, pricing and copyright infringement. The Company is unable to predict the impact, if any, that any such future regulation or regulatory changes would have on its business.

	Potential Liability for Network Intrusions or Computer Viruses.   Although
CyberHighway has implemented, and will continue to implement, high-level network security measures, its network and computer systems are somewhat vulnerable to intrusions from "hackers", computer viruses or similar disruptive problems caused by, or transmitted through, subscribers or other Internet users. Any such disruptions could lead to interruptions, delays or cessation in service to subscribers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in CyberHighway's computer systems or those of subscribers, which may cause losses either to CyberHighway or its subscribers. The potential occurrence of such disruptions may deter certain persons from subscribing to Company (including CyberHighway) services. Company efforts to alleviate any such problems caused by computer viruses or other breaches of security likely would cause interruptions, delays or cessation in service to subscribers, which could have a materially adverse effect on the Company's business and operations.

	As the volume of commercial transactions consummated over the Internet increases, the Company will face an increase in potential liability arising from network malfunctions or security breaches that impede the completion of such transactions or permit completion of transactions at compromised levels of security. It is possible that subscribers or others could assert claims of liability against the Company as a result of any such network malfunctions or security breaches. Moreover, until such time as more comprehensive security technologies have been developed and implemented, security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry, in general, and the Company's subscriber base and revenues, in particular.

	Acquisition of Internet Access Subscribers May Cause Subscriber Cancellations. As part of the Company's growth strategy, CyberHighway is seeking to have local ISPs become network affiliates. The Company also is seeking to acquire select local, independent ISPs in certain key states and to convert such acquired ISPs to CyberHighway affiliates. A local ISP's new affiliation with CyberHighway would appear to that ISP's customers as a change in their ISP. This perceived change could result in subscriber cancellations, in the short-term period following the CyberHighway affiliation, due to the lack of an acquired subscriber's familiarity with CyberHighway or due to billing issues arising from poor record keeping or billing administration by the acquired ISP. In acquiring an ISP, it is possible that the Company could encounter difficulties in assimilating personnel and operating techniques of the acquired ISP. Any such difficulties have the potential for disrupting the Company's then-ongoing business and distracting the attention of management, as well as resulting in unanticipated costs and difficulty in maintaining Company operating and service standards, controls and procedures. There can be no assurance given that the Company would succeed in overcoming any of these risks or other problems associated with the Company's growth strategy.

	Potential Liability for Material Transmitted Over Company Network. Laws relating to the liability of Internet access providers for information carried on, or disseminated through their networks are unsettled. Further, the Federal Telecommunications Act of 1996 imposes fines on any entity that knowingly permits any telecommunications facility under such entity's control to be used to make obscene or indecent material available to minors via an interactive computer service. The Company is unable to predict whether any claim under such federal statute, similar state statutes or common law will be asserted against it, or, if asserted, whether it would be successful. It is possible that, as the law in this area develops, the Company may be required to expend substantial resources or discontinue certain services to reduce its exposure to the potential imposition of liability for information carried on, and disseminated through, its network. Any costs incurred by the Company as a result of contesting any such asserted claims or the consequent imposition of any liability could materially and adversely affect the Company's business, financial condition and operating results.

	In addition, because materials may be downloaded by Company subscribers and subsequently distributed to others, it is possible that persons could make claims against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other causes of action based on the nature, content, publication and distribution of such materials. The Company also could be exposed to liability with respect to the offering of third-party content that may be accessible through its services, including links to web sites maintained by Company subscribers or other third parties, or posted directly to a Company web site, and subsequently retrieved by a third party through the Company's service. It is also possible that, if any third-party content provided through the Company's service contains errors, third parties who access such material could make claims against the Company for losses incurred in reliance on such information. Because the Company offers e-mail services, it is exposed to other potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Any such claims, whether such claims are with or without merit, likely would divert management's time and attention and result in significant costs to investigate and defend.

	Year 2000 Compliance Issues. Many currently installed computer systems and software products are coded to accept only two digit entries in the date-code field. These date-code fields will need to accept four digit entries to distinguish 21st Century dates from 20th Century dates.
Confusion of dates by computer systems and software products may bring about system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. As a result, many companies' software and computer systems need to be upgraded or replaced in order to comply with such "Year 2000", or "Y2K", requirements. The Company, including CyberHighway, has established procedures for evaluating and managing the risks and costs associated with this problem. Currently, all components of CyberHighway's Network
Operations Center is Y2K compliant, except for a single server, which is scheduled to be replaced during the third quarter of 1999. CyberHighway expects that its computer systems will be Y2K compliant by the end of the third quarter of 1999. However, many of CyberHighway's customers maintain their Internet operations on commercially available operating systems, which may be affected by Y2K complications.

	In addition, the Company relies on third-party vendors for certain telecommunications and information systems equipment and software that may not be Y2K compliant. The Company is in the early stages of conducting an audit of its third-party suppliers as to the Y2K compliance of their respective systems. The failure of the Company's internal computer systems or of third-party equipment or software to operate without Y2K complications could require the Company to incur significant and unanticipated expenses to remedy any problems and could expose the Company to claims for losses incurred by its users, due to such Y2K complications. The defense of any such claims, whether such claims are with or without merit, could require the Company to incur substantial costs and would divert management's time and attention, which could further the adverse effects on the Company's business, financial condition and operating results. Also, the Company is subject to external forces that might, generally, affect industry and commerce, such as utility company Y2K compliance failures and related service interruptions.

	Dependence on Management. The Company is dependent on its current management for its success. In particular, the Company is dependent on the efforts of its President, David M. Loflin, for its success. Mr. Loflin devotes substantially all of his time to the business of the Company. The Company and Mr. Loflin have not entered into an employment agreement, nor has any key-man life insurance been purchased with respect to Mr. Loflin or any other members of the Company's management. However, it is anticipated that the Company and Mr. Loflin will execute a written employment agreement in the near future, although no assurance in this regard can be given. The Company's success is also dependent upon its ability to attract and retain qualified employees to meet the Company's needs.

	Control of the Company. As of April 12, 1999, the Company's directors and executive officers owned approximately 55.35% of the Company's outstanding shares of Common Stock, and certain of the officers and directors of the Company have entered into a voting agreement relating to the voting in elections of directors. Currently, 6,040,903 shares, or 55.47% of the outstanding shares, are subject to this voting agreement. Accordingly, these shareholders will continue to be able to elect the Company's directors and thereby control the management policies of the Company, as well as determine the outcome of corporate actions requiring shareholder approval by majority action, regardless of how other shareholders of the Company may vote. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting rights of other holders of Common Stock.
(See Item 11 and Item 12).

	Indebtedness to Affiliate. The Company currently is indebted to its President, David M. Loflin, in the amount of $146,415, all of which is payable on demand. Mr. Loflin has advised the Company that he does not intend to demand repayment of any portion of such indebtedness, until such time as the Company is able to make such repayment without adversely affecting its financial condition. However, should Mr. Loflin change his current intention, the Company would be unable to repay Mr. Loflin, which could have a materially adverse affect on the Company and its financial condition.

	Conflicts of Interest. It is possible that conflicts of interest could arise in the negotiation of the terms of any transaction between the Company and its shareholders, officers, directors or affiliates. The
Company has no plans or arrangements, such as the hiring of independent consultants or arbiters, for the resolution of disputes between the Company and such persons if they arise. The Company and its shareholders could be adversely affected, should such individuals choose to place their own interests before those of the Company. No assurance can be given that conflicts of interest will not cause the Company to lose potential opportunities, profits or management attention. The Company could acquire assets from management, principal shareholders or their affiliates or from entities in which management, principal shareholders or their affiliates may hold an interest. Such persons or entities could derive monetary or other benefits from such transactions. Such benefits could include, without limitation, the assumption of, or release from, liabilities incurred by such persons or result in increased control of the Company by such persons. The Board of Directors of the Company has adopted a policy regarding transactions between the Company and any officer, director or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the disinterested members of the Board of Directors and that all transactions be for a bona fide business purpose and be structured on terms at least as favorable to the Company as could be obtained from unaffiliated, independent third parties.

	Need for Future Financing. To date, the Company has received a total of $610,000 under two separate private offerings of securities, one occurring in June 1998 ($340,000) and one occurring in January 1999 ($270,000).
However, the Company is in need of additional financing to exploit fully its business opportunities. There is no assurance that the Company will be able to locate such additional financing or, if found, that such financing would be on terms favorable to the Company.

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

	Dependence on Protection of Proprietary Rights. The Company currently relies on common law principles for the protection of its copyrights, trademarks and trade secrets laws to protect our proprietary rights. CyberHighway has filed for trademark protection of the "CyberHighway" brand name, as well as the mark associated therewith. The Company is nearing completion of patent applications relating to certain aspects of its Wireless Internet access technology and is nearing completion of trademark applications relating to the "US.RF Wireless Internet" brand name and the "Quick-Cell" brand name. There is no assurance that the Company's, including CyberHighway's, efforts to protect its intellectual property rights have been or will, in the future, be adequate to prevent the misappropriation of its technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to the Company's proprietary technology.

	Possible Volatility of Market for Common Stock. The market prices for securities of newly public companies traded on the NASD's OTC Electronic Bulletin Board have, historically, been highly volatile. Future announcements concerning the Company or its competitors, including operating results, technological innovations and government regulations, could have a significant impact on the market price of the Common Stock, increasing possible volatility.

	Dividend Policy. The Company does not anticipate the payment of cash dividends in the foreseeable future, but intends to re-invest any profits which may be earned by the Company's business. Nevertheless, the Company, during 1998, acquired, or agreed to acquire, shares of common stock of three private companies. The Board of Directors of the Company has declared dividends as to all of the shares of each of such companies.
There is no assurance that shareholders will benefit from the payment of such dividends. (See "Dividends" under Item 5).

Cautionary Statement

	This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this Annual Report on Form 10-KSB, including, without limitation, those under "Corporate Growth Strategy", "Wireless Internet", "CyberHighway Affiliate Marketing Program", "Strategic Relationship" and "Other Internet Services" above are forward looking in nature. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of equipment, changes in operating costs resulting from new technologies or inflation and the Company's ability to gain access to capital markets and/or commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-KSB that are referred to above. All forward-looking statements included in this Annual Report on Form 10-KSB and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 2.  Description of Property

	General. The Company, including its subsidiaries, owns all of the equipment necessary to conduct its ISP operations, including, without limitation, servers, routers and modems. In addition, the Company owns office equipment necessary to conduct its business.

	The Company leases approximately 650 square feet for its executive offices in Baton Rouge, Louisiana, for a monthly rental of $776. CyberHighway leases three separate facilities in the Boise, Idaho, area. One facility serves as corporate headquarters, a second houses the entire Network
Operations Center and a third is a retail space located in a strip center, where customers and potential customers receive personal service. The monthly rental payments for such facilities total approximately $5,800.

	Wireless Cable Properties. The Company currently holds the rights to wireless cable channels in Poplar Bluff, Missouri, Lebanon, Missouri, Port Angeles, Washington, The Dalles, Oregon, Sand Point, Idaho, Fallon, Nevada, and Astoria, Oregon. The Company has, for the foreseeable future, abandoned its efforts to develop its wireless cable properties into operating wireless cable systems, due to current market conditions.
Rather, the Company intends to develop such properties into operating Wireless Internet systems, at such time as two-way data transmission on such frequencies is permitted.

Item 3.  Legal Proceedings

	The Company is not currently engaged in any material legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened. Since the filing of its last periodic report, the Company determined not to pursue potential causes of action against an individual arising out of a consulting agreement.

Item 4.  Submission of Matters to Vote of Security Holders

	No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

	PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

	The Company's Common Stock trades on the OTC Electronic Bulletin Board
("OTCBB") under the symbol "USRF".   On April 12, 1999, the last reported
bid and asked prices for the Company's Common Stock, as reported by the OTCBB, were $4.46875 and $4.53125 per share, respectively. During the past twelve months, the price for the Company's Common Stock has ranged from $.25 to $13.50 per share. Since Decmeber 31, 1998, the price has mostly fluctuated between $4.00 and $8.00, with an average daily trading volume of approximately 80,000 shares. The prices for the Company's Common Stock described represent quotations between dealers without adjustment for retail mark-ups, retail mark-downs or commissions, and may not necessarily represent actual transactions.

Holders

	The approximate number of record holders of the Company's Common Stock as of April 12, 1999, was 1,077, holding 10,890,120 shares.

Dividends

	The Company has never paid cash dividends on its Common Stock. The Company anticipates that any future earnings, of which there is no assurance, will be retained for development of the Company's businesses, and, therefore, it can be expected that no dividends on the Company's Common Stock will be declared in the foreseeable future.

	Nevertheless, the Company, during 1998, acquired shares of common stock of three private companies, as follows: (1) the Company agreed to acquire
1,500,000 shares of New Wave Media Corp., in exchange for all of the Company's community-television-related assets; (2) the Company acquired
400,000 shares of Argo Petroleum Corporation, in exchange for 10,000 shares of Company Common Stock; and (3) the Company acquired 800,000 shares of Woodcomm, Inc., in exchange for 7,500 shares of Company Common Stock. The
Board of Directors of the Company has declared dividends as to all of the shares of each of such companies, with record dates of December 1, 1998, January 15, 1999, and January 31, 1999, respectively. There is no assurance that shareholders will benefit from the payment of such dividends. None of the three dividend distributions will occur unless and until a registration statement relating to each distribution termination has been declared effective by the SEC.

Item 6.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations

Background

	In July 1998, the Company changed its name to "Internet Media Corporation". The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company in the wireless cable and community (low power) television industries. Due to current market conditions in the wireless cable industry, the Company has abandoned its efforts to develop its wireless cable properties. In furtherance of its plan to focus on the exploitation of its Wireless Internet access products and expansion of its other Internet services, the Company has agreed to assign all of its community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of such entity's common stock. The Company's Board of Directors has declared a dividend with respect to all 1,500,000 New Wave Media Corp. shares. (See "Dividends" under Item 5).

	In September 1998, the Company, through its subsidiary, Santa Fe Wireless Internet, Inc., acquired the assets and going business of Desert Rain
Internet Services ("DSRT"), a Santa Fe, New Mexico-based Internet Service Provider (ISP), for $25,000 in cash. DSRF has approximately 140 subscribers. The Company has continued to operate DSRT under the "Desert
Rain Internet Services" trade name, but intends, in the near future, to convert DSRT into an affiliate of CyberHighway, Inc. ("CyberHighway"), the Company's other ISP subsidiary. Currently, the Company is negotiating for the acquisition of another ISP based in Santa Fe. The Company has reached an oral understanding with the owner of such ISP, but, as of the date hereof, no definitive acquisition agreement has been executed. The Company anticipates that a final agreement will be executed by the end of April
1999, though there is no assurance that such will be the case.

	In January 1999, the Company acquired all of the outstanding capital stock of CyberHighway, a Boise, Idaho-based ISP with approximately 27,000 subscribers, in exchange for 2,000,000 shares of Company Common Stock.

	The Company's acquisition of CyberHighway in January 1999 fundamentally altered the Company's outlook. Prior to this acquisition, the Company's growth plan called for either (1) the acquisition of small, local ISPs located in certain key cities, then essentially "plugging-in" the Company's Wireless Internet access system into the acquired ISP's network system and marketing the Wireless Internet access system or (2) the establishment of strategic relationships with local ISPs in certain key cities through which the Company's Wireless Internet access could be established and marketed.
This growth strategy, while proving effective, proved also to be slow and relatively expensive.

	With the acquisition of CyberHighway, not only did the Company acquire approximately 27,000 dial-up Internet access subscribers and a state-of-the-art Network Operations Center, the Company also gained immediate access to over 230 markets in which CyberHighway has established a company-owned or affiliate-ISP-operated point of presence. The Company expects to have established a Wireless Internet access system in nearly 50 of these CyberHighway markets by the end of the third quarter of 1999.

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

Results of Operations

	Year Ended December 31, 1998, versus Year Ended December 31, 1997.

	General. During the year ended December 31, 1997 ("Fiscal 97"), substantially all of the Company's revenues were generated by the Community Television Segment. During the year ended December 31, 1998 ("Fiscal 98"), substantially all of the Company's revenues were generated by the Company's Internet Segment. As discussed above, during Fiscal 98, the Company determined to cease, for the foreseeable future, activities in its Wireless Cable Segment, in addition to agreeing to dispose of all community-television-related assets.

	For Fiscal 98, the Company suffered a net loss of $1,037,626 compared to a net loss of $624,804 for Fiscal 97. The net loss for each such reporting period is attributable in large measure to the issuance of shares of Company common stock pursuant to various consulting agreements. During
Fiscal 98, a total of 1,655,759 shares were issued to consultants, which shares have been valued for financial accounting purposes at $1,556,900, in the aggregate. During Fiscal 98, $311,889 was expensed due to Fiscal 97 consulting agreements and $765,865 of the $1,556,900 Fiscal 98 consulting agreements was expensed. During Fiscal 97, a total of 404,000 shares were issued to consultants, which shares have been valued for financial accounting purposes at $750,000, in the aggregate. During Fiscal 97, $438,111 of such $750,000 was expensed. For the remainder of the year to end December 31, 1999 ("Fiscal 99"), the Company expects to expense approximately $92,000 each month, due to the Fiscal 98 consulting agreements. Also, in March 1998, the Company issued a total of 80,000 shares of common stock to certain of its directors. These shares were valued at $.80 per share; prior to these issuances, the last closing bid price for the common stock was $.56 per share.

	Internet Segment.  The Company formed the Internet Segment during Fiscal
97. During Fiscal 97, the Internet Segment did not generate any revenues and incurred a net loss of approximately $9,200 for the period. During
Fiscal 98, this segment began to generate material revenues, following the acquisition of DSRT, in September 1998. For all of Fiscal 98, this segment operated at a small loss.

	CyberHighway Discussion. For all of Fiscal 99, the Company expects that its Internet Segment will operate at a profit, because of the acquisition of CyberHighway, in January 1999. For its fiscal years ended January 31, 1999, 1998 and 1997, CyberHighway had total revenues (audited) of $2,449,156, $2,058,501 and $1,047,515, respectively. CyberHighway had after tax profits (audited) of $77,995 for Fiscal 99 and $22,254 for Fiscal
98, while it incurred a net loss of $261,066 for Fiscal 97. Without additional capital, the Company anticipates that CyberHighway will, for the remainder of 1999, continue to operate at a profit and experience revenue growth at approximately the same rate as it experienced from Fiscal 98 to Fiscal 99. However, should the Company be successful in securing capital with which to pursue its growth strategy on a full-scale basis, the Company expects that CyberHighway will experience a dramatic increase in revenues and profits for the period to end December 31,1999. The primary cause of any such revenue growth will be the result of CyberHighway's aggressive pursuit of affiliate-ISPs. No accurate prediction can be made as to the levels of future growth of CyberHighway.

	Pro Forma Company/CyberHighway Discussion. Assuming that the CyberHighway acquisition had occurred on January 1, 1998, the Company would have had, on a pro forma basis, total revenues of $2,454,596 (unaudited) and a net loss of $6,124,330 (unaudited), which is primarily attributable to the amortization of the acquired customer base. See the Notes to the Company's financial statements included elsewhere herein.

	Community Television Segment. For Fiscal 97, the Company's only revenues were derived from the operations of its community television station in Baton Rouge, Louisiana, call sign: K13VE, Channel 13, which station has been engaged in broadcast operations since January 1996. For Fiscal 97, the Community Television Segment had revenues of approximately $600 and a net loss of approximately $2,700. During Fiscal 98, this segment had no material revenues and suffered a nominal loss from operations. As described above, the Company has agreed to assign all of its community television properties to New Wave Media Corp.

	Wireless Cable Segment. For Fiscal 97 and Fiscal 98, the Wireless Cable Segment had no activity, other than to acquire certain assets. As described above under "Item 1. Description of Business", the Company has determined to cease, for the foreseeable future, its Wireless Cable activities.

Liquidity and Capital Resources

	December 31, 1998. From its inception (November 1996) through June 1998, the Company required little capital with which to operate and had, throughout such period of time, a significant working capital deficit. In
June 1998, the Company obtained the first funds of a total of $340,000 in a private offering of its securities, which drastically improved the Company's financial condition. At December 31, 1998, the Company's working capital deficit was $240,806 compared to a working capital deficit of $198,714 at December 31, 1997. Since inception, the Company's President,
David M. Loflin, has loaned to the Company a total of $176,415, which funds were used primarily for operating expenses of the Company,$30,000 of which has been repaid. Such loans bear interest at 8% per annum and are payable on demand. The Company does not currently possess funds necessary to repay any of the funds to Mr. Loflin. Mr. Loflin has advised the Company that he does not intend to make further demand for repayment of such loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse affect on the Company.

	The Company suffered an extreme lack of liquidity, and attendant working capital deficit, until June 1998, when it obtained the first funds of a total of $340,000 received under a private offering of its equity securities. With the infusion of funds, the Company was able to bring its accounts current and to proceed with the acquisition of DSRT in Santa Fe, New Mexico, which was acquired for $25,000 in cash. During Fiscal 98, the Company was unable to accumulate working capital through operations;
rather, the funds obtained in the private offering provided working capital to the Company for the last half of Fiscal 98.

	Subsequent to December 31, 1998, in January 1999, the Company obtained $270,000 in a private offering of its equity securities. This infusion of funds allowed the Company again to bring its accounts current and to purchase needed US.RF Wireless Internet equipment for use in the Company's growth strategy. Nevertheless, the Company continues to seek capital with which to implement, on a full-scale basis, its growth strategy. Without access to additional capital, the Company's expected growth will be significantly impeded.

	In the very near future, the Company intends to call for redemption 170,000 of its currently outstanding warrants, which are exercisable at $2.00 per share, a total of $340,000. The Company expects that substantially all of these warrants will be issued. Also, the Company expects that, prior to the end of the third quarter of 1999, warrants representing a total of $1,038,334 will be exercised, although there is no assurance that such will be the case.

	Growth Strategy; Proposed Acquisitions.   During the past year, as the
Company has refined its growth strategy, it has determined that, for a purveyor of Internet access to achieve the greatest growth and economies of scale, it is necessary to offer traditional dial-up Internet access and the Company's US.RF Wireless Internet access products. Thus, to reach more Internet users, the Company will continue to provide high quality dial-up Internet access service, through CyberHighway, as it deploys its Wireless Internet products in its markets. The Company's growth strategy is based on its ability to offer high quality Internet access through traditional means, telephone-line based dial-up service, and through its Wireless
Internet access products.

	US.RF Wireless Internet/CyberHighway Strategy. In addition to establishing Wireless Internet access in certain CyberHighway markets, the Company is attempting to expand its Wireless Internet access system market penetration by (1) licensing local, independent ISPs to utilize the Company's US.RF Quick-Cell Wireless Internet System in their particular markets, (2) locating local, independent ISPs willing to become a CyberHighway affiliate-ISP or (3) locating local, independent ISPs who wish to license the Company's US.RF Quick-Cell Wireless Internet System and become a CyberHighway affiliate-ISP. Initial reaction to this growth strategy from local, independent ISPs has been very positive. However, there is no assurance that the Company will possess sufficient capital with which to accomplish its objectives. Currently, the Company is in need of capital, in order to implement completely its growth plan.

	ISP Acquisitions; Hub and Spoke Concept. The Company's growth strategy includes the acquisition of relatively small local, independent ISPs in a certain key city (or cities, depending on the size of a state) in each
state.   Each of these acquired ISPs would be converted into a CyberHighway affiliate-ISP and would serve as a hub for the Company's operations in a particular state. For example, in a state with a small population, the Company would acquire a single ISP to serve as the hub in that particular state, whereas, in a heavily populated state with several urban centers, the Company would likely acquire an ISP in each urban center. An acquired
ISP would serve as a hub to same-state CyberHighway affiliate-ISPs, who would, through telephone-line connections, be spokes in the CyberHighway network system of affiliate-ISPs. The Company believes that this hub and spoke concept is one which will afford the Company the greatest opportunity to achieve needed economies of scale in each of its markets.

	To facilitate anticipated ISP acquisitions, as well as other potential Internet-related acquisitions, the Company intends to file with the ("SEC") a shelf registration statement, wherein the Company would register up to 2,000,000 shares of its Common Stock for use in acquisitions. There is no assurance that this shelf registration statement will ever be declared effective or that the Company will be able to negotiate successfully any business acquisition.

	Currently, the Company is negotiating for the acquisition of another dial-up ISP based in Santa Fe, New Mexico. The Company has reached an oral understanding with the owner of an such ISP, but, as of the date hereof, no definitive acquisition agreement has been executed. The Company anticipates that a final agreement will be executed by the end of April 1999, though there is no assurance that such will be the case. This acquisition, if consummated, is to be made solely for shares of the Company's Common Stock.

	Wireless Internet Joint Venture of Monroe, Louisiana. During the second quarter of 1998, the Company entered into a joint venture agreement to implement the Company's US.RF Wireless Internet access system in Monroe, Louisiana. Because of internal problems with the Company's joint venture partner, no joint venture operations have commenced. It is the Company's expectation that, later in 1999, it will take over the joint venture operations and begin Wireless Internet service in Monroe. However, no prediction in this regard can be made.

	Community Television Stations. In furtherance of its plan to focus on the exploitation of its Wireless Internet access products and expansion of its other Internet services, the Company has agreed to assign all of its community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of such entity's common stock. The Company's
Board of Directors has declared a dividend with respect to all 1,500,000
New Wave Media Corp. shares.  (See "Dividends" under Item 5).

	CyberHighway Discussion. During the last fiscal year of CyberHighway, it operated from a position of liquidity. CyberHighway's current liquidity is a result of profitable operations for the past 18 months, which status can be expected to continue for the foreseeable future. At January 31, 1999, CyberHighway had working capital of $25,992, a figure that periodically moves upward, depending on the timing of receipt of accounts receivable. CyberHighway had a working capital deficit of $72,553 at January 31, 1998.

	Pro Forma Company/CyberHighway Discussion. Assuming that the CyberHighway acquisition had occurred on January 1, 1998, the Company would have had, on a pro forma basis, a working capital deficit of $217,680 (unaudited), total assets of $21,816,500 (unaudited), total liabilities of $5,792,653
(unaudited) and shareholders' equity of $16,023,847 (unaudited). See the Notes to the Company's financial statements included elsewhere herein.

	Cash Flows from Operating Activities. During Fiscal 98, the Company's operations used $305,999 in cash compared to cash used of $112,120 during Fiscal 97. The use of cash in operations is a result of the lack of revenues compared to the operating expenses of the Company, and the increased use of cash during Fiscal 98 reflects the Company's increased activities compared to the prior period. However, because of the acquisition of CyberHighway, the Company's management expects that operations for all of Fiscal 99 will generate positive cash flow. Nevertheless, management is unable to predict the level of cash flow to be generated during such period of time, due to the uncertainty of the level and timing of funding, if any, with which to pursue, on a full-scale basis, the Company's growth strategy.

	Cash Flows from Investing Activities. During Fiscal 98, investing activities of the Company used cash of $49,702 compared to $19,964 in Fiscal 97. During Fiscal 97, cash used by investing activities was for the acquisition of licenses and equipment , while cash used in investing activities during Fiscal 98 was for the acquisition of equipment and the customer base of DSRT. Management does not anticipate that investing activities will provide any cash for Fiscal 99, taken as a whole.

	Cash Flows from Financing Activities. For Fiscal 98, financing activities provided $362,933 in cash, $30,133 of which is attributable to loans from the Company's President and $332,800 of which is attributable to the private sale of equity securities of the Company. During Fiscal 97, financing activities provided $117,582, $66,282 through loans from the Company's President and $50,000 from the private sale of shares of Company
Common Stock. The Company expects that financing activities (sales of equity securities) will provide substantially all of the Company's cash during Fiscal 99. However, no prediction as to the level of cash to be provided by financing activities can be made.

	Subsequent to December 31, 1998, in January 1999, the Company's financing activities provided $270,000 in cash, which is attributable to the private sale of equity securities of the Company.

	Non-Cash Investing and Financing Activities. During Fiscal 98, non-cash investing and financing activities included the issuance of 1,655,759 shares of Company Common Stock issued in consideration of consulting and legal services to be performed, valued at $1,556,900. During Fiscal 97, non-cash investing and financing activities included the issuance of 404,000 shares of common stock issued in consideration of consulting and legal services to be performed, valued at $750,000. No prediction can be made with respect to the Company's future non-cash investing and financing activities.

	CyberHighway Discussion. For fiscal years ended January 31, 1999 and 1998, CyberHighway's operating activities provided $266,246 and $89,993 in cash, respectively. In Fiscal 98, net income ($77,995), depreciation and amortization ($138,674) and a change in accounts payable ($81,829) comprised most of the cash provided by the operating activities of CyberHighway. In Fiscal 97, net income ($22,254) and depreciation and amortization ($115,784) comprised most of the cash provided by the operating activities of CyberHighway.

	For fiscal years ended January 31, 1999 and 1998, CyberHighway's investing activities used $198,072 and $125,069 in cash, respectively. During both periods, cash was used for capital expenditures.

	For fiscal years ended January 31, 1999 and 1998, CyberHighway's financing activities provided $52,366 and $18,604 in cash, respectively. For Fiscal
98, proceeds from stock subscriptions receivable comprised all of the cash provided by the financing activities of CyberHighway. For Fiscal 97, proceeds from sales of common stock comprised all of the cash provided by the financing activities of CyberHighway.

Management's Plans Relating to Future Liquidity

	With the acquisition of CyberHighway and the receipt of $270,000 under its January 1999 private offering, the Company has become substantially liquid and current operations will be sufficient to maintain the Company's liquidity. In addition, in the very near future, the Company intends to call for redemption 170,000 of its currently outstanding warrants, which are exercisable at $2.00 per share, a total of $340,000. The Company expects that substantially all of these warrants will be issued. Also, the Company expects that, prior to the end of the third quarter of 1999, warrants representing a total of $1,038,334 will be exercised, although there is no assurance that such will be the case. However, the Company's current operations, including the operations of its subsidiaries, will not be insufficient, on their own, to provide expansion capital with which the Company would be able to pursue its growth strategy on a full-scale basis.
There is no assurance that the Company will ever secure capital necessary for its planned expansion.

Capital Expenditures

	During the remainder of Fiscal 99, the Company expects to apply substantially all of its available capital to (1) the purchase of US.RF Wireless Internet equipment and/or (2) the acquisition of one or more existing local, independent ISPs, to convert to a CyberHighway affiliate-ISP into which the Company can essentially "plug-in" its US.RF Wireless Internet access system. The Company currently is seeking between two and three million dollars with which to implement, on a full-scale basis, its growth strategy. Although the Company expects that it will be able to secure sufficient expansion capital, there is no assurance that such will be the case.

Item 7.  Financial Statements

	The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to the Company's financial statements is also included below in Item 13(a).

Item 8.  Changes In and Disagreements With Accountants
	     on Accounting and Financial Disclosure

	No change in, or disagreement with, the Company's independent auditor occurred during the fiscal year ended December 31, 1998.

	PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
	    Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

	The following table sets forth the names of the current officers and directors of the Company.

Name                        Age    Position(s)

David M. Loflin(1)          41     President and Director
Waddell D. Loflin (1)       49     Vice President, Secretary and
                                     Director
Julius W. Basham, II        51     Chief Operating Officer and
                                     Director
Alonzo B. See, III          50     Chief Financial Officer
James Kaufman               35      Vice President of Corporate
                                     Development
Richard N. Gill             41     Director
Ross S. Bravata             40     Director
Michael Cohn                41     Director
_____________
(1)  David M. Loflin and Waddell D. Loflin are brothers.

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

	Julius W. Basham, II, Chief Operating Officer and Director of the Company, has, since January 1996, served as President and a director of CyberHighway, Inc., the Company's wholly-owned subsidiary. From 1981 through December 1995, Mr. Basham was President and owner of ProData, Inc., a data processing contracting and consulting company.

	Alonzo B. See, III, received a B.A. degree in Fine Arts from Knox College, Galesburg, Illinois,and an MBA from Northeastern University, Boston, Massachusetts. Since 1984, Mr. See has served as President of Steere
Investment, Inc., a Dallas, Texas-based investment management firm.  From
July to October 1998, Mr. See was Chief Financial Officer of Steere Tank
Lines, Inc., a Dallas, Texas-based transporter of bulk liquids. Mr. See also holds Series 2 and 63 securities licenses.

	James Kaufman, Vice President of Corporate Development, received a B.S. degree in Jounalism from the University of Colorado, Boulder, Colorado.
>From 1994 to 1995, Mr. Kaufman was a registered representative with D.E.
Fry, a Denver, Colorado-based broker-dealer.  From 1995 to 1996, Mr.
Kaufman was a registered representative with A.G. Edwards, a St. Louis, Missouri-based broker-dealer. From 1997 to February 1999, Mr. Kaufman served as Director of Corporate Development for B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm.

	Richard N. Gill, Director of the Company, has, for more than the past five years, served as Chairman of the Board, President and General Manager of Campti-Pleasant Hill Telephone Company, Inc., a Pleasant Hill,
Louisiana-based independent telecommunications company involved in the cellular telephone service industry, the wireless cable industry and the Internet service provider industry. Mr. Gill currently serves on the Board of Directors of Artcrete, Inc., and is on the Advisory Board of Peoples
State Bank, Pleasant Hill, Louisiana. Mr. Gill currently serves as a member of the Industry Telecommunication Advisory Committee for the Electrical Engineering Department at the University of Southwestern
Louisiana, Lafayette, Louisiana. Mr. Gill is a past-Chairman and current member of the Louisiana Telephone Association. Mr. Gill is also a member of the United States Telephone Association and the National Telephone
Cooperative Association.

	Ross S. Bravata, Director of the Company, has, since 1981, worked for Novartis (formerly Ciba Corporation), in various positions, and currently serves as a Senior Control Systems Technician. In such capacity, Mr.
Bravata supervises the service and maintenance of electronic instrumentation. Since 1988, Mr. Bravata has served as a director and principal financial officer of CG Federal Credit Union, Baton Rouge, Louisiana. Also, Mr. Bravata has, since its inception in 1994, served as a director of Trinity's Restaurant, Inc., in Baton Rouge, Louisiana.

	Michael Cohn, Director of the Company, has, for over 20 years, owned and operated Arrow Pest Control, Inc., Baton Rouge, Louisiana. In addition,
Mr. Cohn owns Arrow Pest Control of New Orleans, Wilson and Sons
Exterminating in Mobile, Alabama, and Premier Termite and Pest Control in
Florida.

Other Key Employees

	The names, positions and backgrounds of certain key employees of the Company's subsidiary, CyberHighway, Inc., are set forth below.

	David W. Brown, Secretary, Director and Network Manager of CyberHighway, Inc., was a founder of CyberHighway, Inc., and has served CyberHighway, Inc. in his various capacities, since April 1995. From 1993 to 1995, Mr.
Brown was owner of Horse Publishing, a Boise, Idaho-based publishing company.

	Wm. Kim Stimpson, Vice President, Director and Affiliate Sales Manager of CyberHighway, Inc., was a founder of CyberHighway, Inc. and has served CyberHighway, Inc., in his various capacities, since April 1995. From 1990 through 1995, Mr. Stimpson was President of Columbia Realty Co., a Boise, Idaho-based real estate brokerage firm.

Executive Committee

	The Board of Directors of the Company has created an Executive Committee to facilitate Company management between regularly scheduled and special meetings of the full Board of Directors. David M. Loflin, Waddell D.
Loflin and Ross S. Bravata comprise the Executive Committee of the Board of Directors. The Company's Bylaws (Section 5.1) provide that the Executive Committee has the authority to exercise all powers of the Board of Directors, except the power to declare dividends, issue stock, recommend to shareholders any matter requiring shareholder approval, change the membership of any committee, fill the vacancies therein or discharge any committee member. The Executive Committee has taken action by unanimous written consent in lieu of a meeting five times since its creation.

Executive Compensation

	None of the Company's officers received any cash or other compensation during 1998. The Company's President, David M. Loflin, and Vice President, Waddell D. Loflin, have served since the Company's inception without compensation. In the near future, Messrs. Loflin are expected to enter into employment agreements with the Company and will, at that time, begin to receive compensation for their services to the Company. The Company's Chief Operating Officer, Julius W. Basham, II, the Company's Chief
Financial Officer and President of CyberHighway, Alonzo B. See, III, and the Company's Vice President of Corporate Development, James Kaufman, have entered into employment agreements with the Company. Messrs. See and Kaufman may receive a part of their compensation in shares of Common Stock of the Company, in the Company's discretion.

Indemnification of Directors and Officers

	The Company currently is seeking officer and director liability insurance, though none has been obtained as of the date of this Annual Report on Form
10-KSB.

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

	Summary Compensation Table

	Annual Compensation

                                            Long-
                                            Term
                                            Compen-
                                            sation
                                   Other    Awards     All
                                   Annual   Of         Other
Name and                           Compen-  Stock      Compen-
Principal          Salary  Bonus   sation   Options    sation
Position   Year      $       $       $         #         $

David M.   1998   $55,000  $-0-     $-0-       0        $-0-
Loflin,    1997    $-0-    $-0-     $-0-       0        $-0-
President
[Chief
Principal
Officer]

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

Employment Contracts and Termination of Employment and Change-in-Control Agreements

	Until 1998, the Company's President, David M. Loflin, and Vice President, Waddell D. Loflin, have served since the Company's inception without compensation. During 1998, these officers received salaries of $55,000 and $48,000, respectively. In the near future, Messrs. Loflin are expected to enter into employment agreements with the Company and will, at that time, begin to receive compensation for their services to the Company. The
Company's Chief Operating Officer, Julius W. Basham, II, the Company's
Chief Financial Officer, Alonzo B. See, III, and the Company's Vice
President of Corporate Development, James Kaufman, have entered into employment agreements with the Company. Messrs. See and Kaufman may receive as part of their compensation in shares of Common Stock of the Company, in the Company's discretion.

	The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Option/SAR Grants in Last Fiscal Year

	The Company did not grant any options to any person during the fiscal year ended December 31, 1998. The Company has never granted any stock appreciation rights ("SARs"), nor does it expect to grant any SARs in the foreseeable future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth certain information as of April 12, 1999, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and (3) by all officers and directors of the Company, as a group. On April 12, 1999, there were 10,890,120 shares of Common Stock issued and outstanding.

Name and Address               Shares Owned          Percent
of Beneficial Owner            Beneficially          Owned(1)

David M. Loflin(2)               3,820,903		35.08%
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

Waddell D. Loflin(2)               220,000             2.02%
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

Julius W. Basham, II(2)          1,394,000            12.80%
3350 Americana Terrace
Suite 350
Boise, Idaho 83706

Alonzo B. See, III                   7,500               *
6507 Bob-O-Link Drive
Dallas, Texas 75214

James Kaufman                      452,500             4.15%
665 W. Velarde Drive
Thousand Oaks, California 91360

Richard N. Gill                     20,000               *
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

Ross S. Bravata                     32,000               *
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

Michael Cohn                        82,000               *
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

All officers and directors
   as a group (8 persons)        6,028,403            55.35%
_______________
* Less than 1%.
(1)  Based on 10,890,120 shares outstanding.
(2) All of the shares owned by this shareholder are subject to a Voting Agreement between David W. Loflin, Waddell D. Loflin, Julius W. Basham, David W. Brown and Wm. Kim Stimpson, whereby all of such persons are required to vote all shares owned by them for David M. Loflin, Waddell D. Loflin and Julius W. Basham in all elections of directors of the Company, for a period of five years from January 29, 1999. (See Item 12).

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

Loans by Officers

	Since its formation, the Company has obtained loans and advances on open account from David M. Loflin in a total amount of $176,415. These loans and advances bear interest at eight percent per annum and are payable on demand. To date, $30,000 of such indebtedness have been repaid to Mr.
Loflin. Mr. Loflin has advised the Company that he does not intend to demand further payment of any such loans and advances until such time as repayment would not adversely affect the financial position of the Company.

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

Securities Purchases

	In March 1997, one of the Company's directors, Michael Cohn, purchased 20,000 shares of Company Common Stock for cash in the amount of $50,000.
At the time of such transaction, Mr. Cohn was not a director of the Company.

	In January 1999, Mr. Cohn purchased 30,000 units of Company securities in a private offering, at a purchase of $4.50 per unit, or $135,000 in the aggregate. Each unit purchased by Mr. Cohn consisted of one share of Company Common Stock and one Common Stock Purchase Warrant to purchase one share of Company Common Stock at an exercise price of $7.00 per share. Mr.
Cohn purchased units on the same terms and conditions as were offered to unaffiliated investors.

Stock Bonus

	In March 1998, four of the Company's directors, Waddell Loflin, Ross S. Bravata, Richard N. Gill and Michael Cohn, were issued 20,000 shares each of Company Common Stock as a bonus for their services as directors, which shares were valued at $.80 per share. On the date of such issuances, the most recent closing bid price of the Common Stock of the Company was $.56 per share.

Employment Agreements

	In January 1999, the Company entered into an employment agreement with Julius W. Basham, II, the Company's Chief Operating Officer and President of CyberHighway. The employment agreement with Mr. Basham was entered into in connection with the acquisition of CyberHighway and is for a term of seven years. Mr. Basham receives $81,600 per year, under the terms of his employment agreement.

	In February 1999, the Company entered into an employment agreement with Alonzo B. See, III, the Company's Chief Financial Officer. The employment agreement with Mr. See is for a term of one year. Under the terms of his employment agreement, Mr. See receives $80,000 per year, up to 80% of which is payable in shares of Company Common Stock, at the Company's discretion, based on the market price for the Company's Common Stock.
Also, Mr. See received 7,500 restricted shares of Common Stock, as a bonus, upon execution of his employment agreement.

	In March 1999, the Company entered into an employment agreement with James Kaufman, the Company's Vice President of Corporate Development. The employment agreement with Mr. Kaufman is for a term of one year. Under the terms of his employment agreement, Mr. Kaufman receives $120,000 per year, up to 80% of which is payable in shares of Company Common Stock, at the Company's discretion, based on the market price for the Company's Common
Stock.

Voting Agreement

	On January 29, 1999, David W. Loflin, Waddell D. Loflin, Julius W. Basham, David W. Brown and Wm. Kim Stimpson entered into a Voting Agreement, whereby all of such persons are required to vote all shares owned by them for David M. Loflin, Waddell D. Loflin and Julius W. Basham in all elections of directors of the Company, for a period of five years.
Currently, 6,040,903 shares are subject to this voting agreement.

H + N Partners

	During 1998, the Company issued a total of 187,000 shares of its Common Stock to H + N Partners, a fictitious name division of B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm in which James Kaufman, Vice President of Corporate Development of the Company, was a partner. Mr. Kaufman received a portion of the shares issued to H +
N Partners. 37,000 of such shares were valued at $2.00 per share and 150,000 of such shares were valued at $2.50 per share. All of such shares were the subject of effective registration statements filed with the SEC.
Mr. Kaufman was not an officer of the Company at the time of the stock issuances to H + N Partners.

	Also during 1998, in connection with a private offering of Company securities, the Company issued to H + N Partners 56,667 warrants to purchase a like number of shares of Company Common Stock at an exercise price of $1.25 per share and 56,667 warrants to purchase a like number of shares of Company Common Stock at an exercise price of $1.50 per share.
The shares underlying these warrants possess demand rights of registration.
 Mr. Kaufman was not an officer of the Company at the time of the warrant issuances to H + N Partners.

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

	Use of Appraisal. At the Company's inception, the Company's Board of Directors adopted a plan that provided for the initial capitalization of the Company to be 6,000,000 shares of Common Stock. 1,800,000 of such shares were sold as founders' stock and 360,000 shares were sold to a public company for distribution as a dividend. The balance of such shares, 3,840,000 shares, were to be utilized to acquire the Company's assets, which assets were acquired pursuant to the Subscription Agreements with Mr. David Loflin and Mr. Waddell Loflin, the WEI Reorganization and the MCTV Reorganization. The Board of Directors utilized the Appraisal as a means to allocate the 3,840,000 shares among the assets underlying the referenced Subscription Agreements, the WEI Reorganization and the MCTV
Reorganization, as follows:

                                       Shares of     Historical
Appraised Value	                       Common         Cost
Transaction	       of Assets Acquired  Stock Issued  of Assets

Subscription
 Agreement
 with David M.
 Loflin               $1,826,873        1,578,512      Unknown

Subscription
 Agreement
 with Waddell D.
 Loflin                  120,652          104,249      Unknown

WEI Reorganization       263,106          227,336      $17,337

MCTV Reorganization    2,233,555        1,929,903      $202,333

    Total             $4,444,186        3,840,000      $219,670

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

Item 13.  Exhibits and Reports on Form 8-K

	(a)(1) Financial Statements

	Index to Financial Statements of the Company

	Independent Auditor's Report
	Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended December 31,
1998, 1997 and 1996,
        and the Period from Inception (December 25, 1995) to
        December 31, 1998
	Consolidated Statements of Changes in Stockholders' Equity for the Period from Inception (December 28, 1995) to
        December 31, 1995, and Years Ended December 31, 1998, 1997
        and 1996
	Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
	Notes to Consolidated Financial Statements

	(a)(2) Exhibits

	Exhibit No.	Description

      10.1 Employment Agreement, dated February 1, 1999, between the Company and Alonzo B. See, III.
      10.2        Employment Agreement, dated March 19, 1999,
                 between the Company and James Kaufman.
      11         Statement Regarding Computation of Per Share
                 Earnings.
      22         Subsidiaries of the Company.

	(b) Reports on Form 8-K

	During the quarter ended December 31, 1998, the Company did not file a Current Report on Form 8-K. Since December 31, 1998, the Company has filed a Current Report on Form 8-K, date of event reported: January 29, 1999, as amended April 14, 1999, wherein the Company reported the acquisition of CyberHighway, Inc. Such Current Report on Form 8-K, as amended, is incorporated herein by this reference.

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


/s/ David M. Loflin           Date: April 15, 1999
David M. Loflin
President (Principal
Executive Officer)
and Director


/s/ Waddell D. Loflin         Date: April 15, 1999
Waddell D. Loflin
Vice President, Secretary
and Director


/s/ Julius W. Basham, II      Date: April 15, 1999
Julius W. Basham, II,
Chief Operating Officer
and Director


/s/ Alonzo B. See, III        Date: April 15, 1999
Alonzo B. See, III
Chief Financial Officer
(Principal Financial
Officer)


---------------------         Date: April    , 1999
James Kaufman
Vice President of
Corporate Development


/s/ Ross S. Bravata           Date: April 15, 1999
Ross S. Bravata
Director

---------------------         Date: April    , 1999
Richard N. Gill
Director

---------------------         Date: April    , 1999
Michael Cohn
Director


Supplemental Information to be Furnished With Reports Filed Pursuant to 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

	Index to Financial Statements of the Company

Independent Auditor's Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended December
    31, 1998, 1997 and 1996, and the Period from Inception
    (December 25, 1995) to December 31, 1998

Consolidated Statements of Changes in Stockholders' Equity for the
    Period from Inception (December 28, 1995) to December 31,
    1998, and Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December
    31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements







INDEPENDENT AUDITOR'S REPORT

To the Board of Director's and Stockholders
Internet Media Corporation

We have audited the accompanying consolidated balance sheets of Internet Media Corporation and subsidiaries, (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996, and the period from inception (December 28, 1995) to December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Media Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, and the period from inception (December 28, 1995) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and a loss from operations since inception, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 9, 1999

INTERNET MEDIA CORPORATION
AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 and 1997

					     1998     	     1997

                  ASSETS

CURRENT ASSETS
  Cash                         $      7,232      $         -
  Accounts receivable                 1,033              224

    Total current assets              8,265              224


PROPERTY AND EQUIPMENT, net
 of accumulated depreciation
 of $1,412 and $706,
 respectively                       247,267          210,472

INVESTMENTS                          43,750                -

INTANGIBLES
  Organization costs, net of
   accumulated amortization
   of $435 and $134,
   respectively                           -              435
  Licenses and rights to leases
   of licenses, net of
   accumulated amortization of
   $4,475 and $2,625,
   respectively                      34,207           25,125

                                     34,207           25,560

OTHER ASSETS                            170                -

      TOTAL ASSETS              $   333,659      $   236,256


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks issued in excess
   of deposits                  $         -      $       116
  Notes payable to majority
   stockholder                      146,415          116,282
  Accounts payable and
   accrued expenses                  19,652           65,636
  Accounts payable -
   affiliate                         10,069           10,069
  Property dividends
   payable                           57,519                -
  Accrued expenses -
   majority stockholder              15,416            6,835

    Total current liabilities       249,071          198,938

STOCKHOLDERS' EQUITY
  Common stock,
   $.0001 par value,
   100,000,000 shares authorized,
   8,497,259 and 6,424,000
   shares issued and outstanding
   1998 and 1997, respectively          850              642
  Additional paid-in capital      2,874,189          998,466
  Deficit accumulated during
   the development stage       (  1,686,667)     (   649,041)
  Subscriptions receivable     (        860)     (       860)
  Deferred consulting          (  1,102,924)     (   311,889)

                                     84,588           37,318

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $   333,659       $  236,256

INTERNET MEDIA CORPORATION
AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Cumulative
                                                 Since Inception
                                                  (December 28,
                                                     1995) to
                 Years Ended December 31,          December 31,
              1998        1997          1996          1998

Revenue    $    5,440  $      596    $     3,337    $   9,373

Expenses:
 Depreci-
  ation
  and
  amorti-
  zation        4,394       2,721          1,450        8,565
 Profes-
  sional
  fees        813,517     530,669         15,238    1,359,424
 Rent          15,823      11,877          1,820       29,520
 Salary       154,924      44,733          4,691      204,348
 Other         45,806      29,385          3,555       78,746

    Total
    oper-
    ating
    expen-
    ses     1,034,464     619,385         26,754    1,680,603

 Operating
  loss     (1,029,024)   (618,789)       (23,417)  (1,671,230)

 Other
 income
 (expense)
  Interest
   expense  (   8,602)  (   6,015)      (    820)   (  15,437)

  Net
  loss    ($1,037,626)  ($624,804)     ($ 24,237) ($1,686,667)

  Net
  loss
  per
  share      ($0.14)      ($0.10)        ($0.04)     ($0.36)

Weighted
 average
 number
 of
 shares
 out-
 standing  7,361,275    6,193,678        631,622   4,715,763

INTERNET MEDIA CORPORATION
AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
AND PERIOD FROM INCEPTION (December 28, 1995)
TO DECEMBER 31, 1998

                                  Deficit
                                  Accumu-
                                  lated
                                  During
                         Addi-    the De-
                         tional   velop-  Subscrip-
         Common Stock    Paid-in  ment    tions       Deferred
        Shares   Amount  Capital  Stage   Receivable  Consulting

BALANCE,
DECEM-
BER 28,
 1995	       -   $    -  $     -  $     - $       -    $       -

Issu-
ance
of
common
stock
for
future
ser-
vices  227,336       23   17,314         -         -           -

Net
 loss        -        -        -         -         -           -

BALANCE,
DECEM-
BER 31,
1995   227,336       23   17,314         -         -           -

Issu-
ance
of
common
stock
for
assets 1,929,903    193   179,418        -         -           -

Issu-
ance
of
common
stock
for
sub-
scrip-
tion
re-
ceiv-
able   2,160,000    216     1,944        -    (2,160)          -

Issu-
ance
of
common
stock
for
assign-
ment
of
licen-
ses
and
leases 1,682,761    168      (168)        -        -            -
Net
 loss          -      -         -    (24,237)      -            -

BALANCE,
DECEM-
BER 31,
1996   6,000,000    600   198,508    (24,237) (2,160)           -

Issu-
ance
of
common
stock
for
future
ser-
vices    404,000      40  749,960          -       -     (750,000)

Pay-
ment
on
sub-
scrip-
tion
re-
ceiv-
able           -       -        -          -   1,300            -

Issu-
ance
of
common
stock
for
cash      20,000       2   49,998          -       -            -

Recog-
nition
of
ser-
vices
per-
formed
for
stock          -       -        -          -       -      438,111

Net
loss           -       -        -   (624,804)      -            -

BALANCE,
DECEM-
BER 31,
1997   6,424,000     642  998,466   (649,041)   (860)    (311,889)

Issu-
ance
of
common
stock
for
future
ser-
vices  1,655,759    166 1,556,734          -       -   (1,556,900)

Issu-
ance
of
common
stock
for
cash     400,000     40   332,760          -       -            -

Issu-
ance
of
common
stock
for
invest-
ments     17,500      2    43,748          -       -            -

Decl-
ared
divi-
dends          -      -   (57,519)         -       -            -

Recog-
nition
of
ser-
vices
per-
formed
for
stock          -      -         -          -       -      765,865

Net
loss           -      -         - (1,037,626)      -            -

BALANCE,
DECEM-
BER 31,
1998   8,497,259    850 2,874,189 (1,686,667)  ($860) ($1,102,924)

INTERNET MEDIA CORPORATION
AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Cumulative
                                                     Since
                                                     Inception
                                                     (December
                                                     28,1995) to
                      Years Ended December 31,       December 31,
                    1998        1997        1996        1998

CASH FLOWS
FROM OPERATING
ACTIVITIES

  Net loss     ($1,037,626) ($  624,804) ($  24,237)  ($1,686,667)

  Adjustments
   to recon-
   cile net
   loss to
   net cash
   used in
   operating
   activities

  Depreciation       1,658          706         706         3,070
  Amortization       2,736        2,014         745         5,495
  Recognition
   of services
   performed
   for stock       765,865      438,111           -     1,203,976
  Changes in
   assets and
   liabilities,
   net of
   effects
   from
   purchase of
   Santa Fe
    Accounts
     receivable       (809)          86        (310)       (1,033)
    Other assets      (300)           -           -          (300)
    Checks
     issued in
     excess of
     deposits         (116)         116           -             -
    Customer
     deposits        1,787            -           -         1,787
    Accounts
     payable
     and
     accruals      (39,194)      71,651      10,889        43,346

      Net cash
      used in
      operating
      activities  (305,999)    (112,120)    (12,207)     (430,326)

CASH FLOWS
FROM INVESTING
ACTIVITIES

  Purchase
  of equipment     (25,605)     (14,964)     (6,722)      (47,291)
  Purchase of
   net assets
   of Santa Fe,
   net of cash
   acquired        (24,666)           -           -       (24,666)
  Payment of
   organization
   costs               569            -        (569)            -
  Purchase of
   licenses and
   rights to
   leases of
   licenses            ( -)      (5,000)    (16,000)      (21,000)

      Net cash
      used in
      investing
      activities   (49,702)     (19,964)    (23,291)      (92,957)

CASH FLOWS
FROM FINANCING
ACTIVITIES

  Increase in
   note payable
   to majority
   stockholder     $30,133      $66,282     $50,000      $146,415
  Sale of
   common stock    332,800       50,000           -       382,800
  Payment of
   subscriptions
   receivable            -        1,300           -         1,300

      Net cash
      provided
      by finan-
      cing
      activities   362,933      117,582      50,000       530,515

      Net increase
      (decrease)
      in cash        7,232      (14,502)     14,502         7,232

CASH,
BEGINNING
OF PERIOD                -       14,502           -             -

CASH,
END OF
PERIOD             $ 7,232      $     -     $14,502       $ 7,232

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Noncash investing and financing activities for the year ended December 31, 1998 and 1997 include 1,655,759 and 404,000 shares issued for consulting and legal services to be performed valued at $1,556,900 and $750,000, respectively. In addition, in December 1998, the Company authorized issuance of 17,500 shares of common stock for investments in the common stock of two privately held companies valued at $43,750. The Company then declared a property dividend payable which will be paid by distribution of the investments to the Company's shareholders. The property dividends payable are recorded as a liability at December 31, 1998.

Also, in December 1998, the Company authorized the formation of a new subsidiary to hold the Company's community television related assets with a net book value of $13,769. The Company then declared a property dividend payable, which will be paid by distribution of the company's investment in the new subsidiary to the Company's shareholders. The property dividend payable is recorded as a liability at December 31, 1998.

Noncash investing and financing activities for the year ended December 31, 1996 include $179,611 of equipment given as paid-in capital by majority stockholders, subscriptions receivable of $2,160 for services rendered, and $16,737 in exchange for common stock to majority stockholder.


INTERNET MEDIA CORPORATION
AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   NATURE OF BUSINESS, ORGANIZATION
           AND BASIS OF PRESENTATION

Internet Media Corporation (IMC) was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996, to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry. In 1998 the Company changed it's focus to concentrate in the wireless internet communications industry. The Company has ceased efforts to develop the wireless cable and low power business areas and has announced that assets from the low power activities will be distributed to shareholders in 1999. Therefore, management has not provided separate segment information in these financial statements.

Effective December 31, 1996, IMC acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995 (WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri. Effective October 8, 1998, the Company formed Santa Fe Wireless Internet, Inc. (Santa
Fe), a New Mexico corporation, to hold the assets acquired from Desert Rain Internet Services. Santa Fe was organized to provide wireless internet access. The acquisition of WEI and MCTV by IMC was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. The acquisition of Santa Fe was accounted for as a purchase whereby the cost is allocated to the assets acquired.

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


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of IMC and its wholly owned subsidiaries, WEI, MCTV and Santa Fe. All intercompany transactions and balances have been eliminated in the consolidation. The consolidated group is referred to as the "Company".

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. This statement requires an enterprise to display total comprehensive income (total nonowner changes in equity) in a full set of financial statements. Currently the Company has no items to be reported as "other comprehensive income".

In addition, FASB has issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. This statement requires a "management approach" as opposed to an industry approach in defining operations to be shown as separate segments. Currently, the Company plans to operate in one segment.

The Company has adopted SFAS No. 130 and No. 131 for its fiscal year beginning January 1, 1998. There were no significant changes in financial statement presentation as a result of implementing these new accounting standards.

Loss Per Common Share

The basic loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the period. Calculation of diluted loss per common share - is not presented because the effects of potential common stock issuable upon exercise of stock options and contingently issuable shares would be antidilutive.

Amortization

Licenses and rights to leases of licenses are being amortized on a straight-line basis over the license and lease rights periods of 5 to 15 years.

Long-lived Assets

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

Advertising

The Company expenses advertising costs as incurred. During the years ended December 31, 1998, 1997 and 1996, the Company incurred $940, $0 and $0, respectively, in advertising costs.

Investments

Investments include minority interests held in two non-public companies recorded at cost, which approximates fair value.

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

Effective October 8, 1998, the Company acquired Santa Fe by purchasing all of its common stock for $25,000. The acquisition has been accounted for as a purchase whereby the cost is allocated to the assets acquired.
Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transaction being immaterial to the financial statements taken as a whole. The consolidated statements of operations includes the Company and its predecessors WEI and MCTV from inception of WEI. The operations of Santa Fe are included from the acquisition date (October 8, 1998) to December 31, 1998.

NOTE  4.  WIRELESS CABLE ASSETS

Property and equipment includes wireless cable station equipment, which is operational but has not been put into use. The equipment is recorded at cost of approximately $201,000 and is not being depreciated. In addition, the Company owns licenses in the wireless cable markets, which operate on the same frequencies and will be used in the wireless internet market.

Management's strategy is to pursue the wireless internet service market. Management plans on using the existing wireless cable equipment to provide interactive wireless internet service and to use its license agreements to develop wireless internet markets. The Company's ability to provide two-way interactive internet service on its current channel license agreements depends on pending Federal Communication Commission (FCC) approval of two-way communication on the related frequencies. Management believes approval by the FCC is eminent; however, if such approval is not obtained, future recoverability of the carrying value may become impaired.

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

Community Television Market

Baton Rouge, Louisiana                     July 01, 2007
Monroe/Rayville, Louisiana                 July 01, 2007
Natchitoches, Louisiana                    July 01, 2007
Bainbridge, Georgia                        July 01, 2007

Application for renewal of licenses must be filed within a certain period prior to expiration.

NOTE 6.  NOTE PAYABLE MAJORITY STOCKHOLDER

                                      1998          1997

Note payable to majority
stockholder, interest accrues at
8%, due on demand and unsecured     $146,415      $116,282


NOTE 7.   INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At December 31, 1998, 1997 and 1996, there was no current or deferred tax expense.

Deferred tax asset and liability balances are as follows:

                                   1998            1997

Deferred tax asset               $573,467        $220,674
Deferred tax liability                  0               0
                                 --------        --------

Net deferred tax asset            573,467         220,674
Valuation allowance              (573,467)       (220,674)

                                 $      0        $      0

The net change in the valuation allowance for the periods ended December 31, 1998 and 1997 were $352,793 and $212,433, respectively. The deferred tax asset results from net operating loss carryovers.

The Company has a net operating loss carryover of approximately $1,686,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2018 if not previously utilized.


NOTE  8.   INVESTMENT IN JOINT VENTURE

During the year ended December 31, 1997, the Company entered into an agreement with Web One, Inc. forming Web One Wireless I.S.P. - Baton Rouge, J.V. (the "Joint Venture"). The Joint Venture was created to operate as a Wireless Internet Service Provider in Baton Rouge, Louisiana. The agreement gave the Company the option to buy all the outstanding capital stock of Web One, Inc. at any time on or before August 1, 1998. The option price was to be based on an appraisal of Web One, Inc. During the year ended December 31, 1998, the Joint Venture was abandoned, and as a result the initial investment of $2,500 has been impaired and provided for in the financial statements.

NOTE 9.  STOCK OPTIONS

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

Based on the market value of the underlying stock at the date the options were granted, management has determined that the stock options have no fair value. Therefore, no compensation expense has been recognized for options granted for the year ended December 31, 1997. All options expired unexercised during the year ended December 31, 1998.

NOTE 10.   RELATED PARTY

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued on the stock price on the date of the agreements, are recorded as a reduction of shareholder's equity and will be amortized over the life of the agreements.

In March 1998, four directors of the Company were issued 20,000 shares each of Company common stock as a bonus for their services as directors. Compensation expense of approximately $45,000 was recorded based on the fair value of the common stock on the date of issue.

NOTE 11.  COMMON STOCK TRANSACTIONS

On April 24, 1998, the Company completed a private placement consisting of 300,000 units. Each unit consists of two shares of common stock and a warrant to purchase one share of common stock. The per unit price was $2.00 and was allocated $1.00 to each share of common stock and no value to the warrant to purchase a share of common stock.

The warrants entitle the holder to purchase one share of common stock for $2.00 and expire on May 18, 2000. The net proceeds to the Company from the sale of 160,000 units amounted to $288,000 after deducting offering costs of $32,000. The 160,000 warrants related to the units sold are still outstanding at December 31, 1998.

In connection with that offering, the Company agreed to issue to the placement agent warrants (the "Underwriter's Warrants") to purchase one share each of common stock. The Warrants are exercisable for $1.25 per share and expire four years from the date of the offering. At December 31, 1998, 32,000 warrants have been issued and are outstanding.

In addition, the Company agreed to issue Finder's Fee Warrants to purchase one share each of common stock in connection with that offering. At December 31, 1998, warrants issued and outstanding were as follows; 56,667 warrants exercisable at $1.25 per share and 56,667 warrants exercisable at $1.50 per share.

NOTE 12.  SUBSEQUENT EVENTS

On January 29, 1999, the Company acquired all of the tangible and intangible assets and rights used in connection with the Internet services business operated in the United States by CyberHighway, Inc.
(CyberHighway), a Idaho corporation.

The acquisition was effected pursuant to a Plan and Agreement of Reorganization dated January 20, 1999 between Media and CyberHighway. Media paid the shareholders of CyberHighway approximately $15,940,000 through the issuance of 2,000,000 shares of Media common stock. The purchase price was based upon the weighted average closing price of Media common stock for five days prior and subsequent to the acquisition date.

The transaction will be accounted for as a purchase. The purchase price will be allocated to the underlying assets purchased and liabilities assumed based on their fair market values at the acquisition date.

The following table summarizes the net assets purchased in connection with the CyberHighway acquisition and the amount attributable to cost in excess of net assets acquired:

      Net assets acquired              $   372,472
      Acquired customer base            15,566,787
      Other assets                       5,260,690
      Deferred tax liability            (5,260,690)

The preliminary estimate of net assets represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. Acquired customer bases are amortized over 3 years.

The following shows the unaudited proforma condensed balance sheets of Media and CyberHighway as if the acquisition occurred on December 31, 1998:

                        Historical
                 Internet      Cyber-     Proforma      Proforma
                  Media        Highway   Adjustments  Consolidated

Current
 assets        $    8,265     $306,018   $        -   $   314,283
Property and
 equipment,
 net              247,267      408,558      (72,692)      583,133
Other assets       43,920       13,480            -        57,400
Intangibles        34,207            -   20,827,477    20,861,684

    Total
     assets      $333,659     $728,056  $20,754,785   $21,816,500

Current
 liabilities     $249,071     $282,892   $        -   $   531,963
Deferred tax
 liability              -            -    5,260,690     5,260,690
Stockholders'
 equity            84,588      445,164   15,494,095    16,023,847

    Total
     liabil-
     ities and
     stock-
     holders'
     equity      $333,659     $728,056  $20,754,785   $21,816,500

The following unaudited proforma condensed statements of operations assumes the CyberHighway acquisition occurred on January 1, 1998. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                        Historical
                 Internet      Cyber-     Proforma      Proforma
                  Media        Highway   Adjustments  Consolidated

Revenues        $    5,440   $2,449,156  $        -    $2,454,596

Expenses
  Internet
   access
   cost                  -      510,036           -       510,036
  Equipment
   cost                  -      326,488           -       326,488
  Deprecia-
   tion and
   amorti-
   zation            4,394      138,674   6,918,262     7,061,330
  General
   and
   admini-
   strative      1,030,070    1,292,526           -     2,322,596
  Selling                -      110,397           -       110,397

    Total
     operating
     expense     1,034,464    2,378,121   6,918,262    10,330,847

      Operating
       income
       (loss)   (1,029,024)      71,035  (6,918,262)   (7,876,251)

Other income
 (expense)          (8,602)       6,960           -        (1,642)

      Income
       (loss)
       before
       taxes    (1,037,626)      77,995  (6,918,262)   (7,877,893)

Income tax
 benefit                 -            -  (1,753,563)   (1,753,563)

      Net
       income
       (loss)  ($1,037,626)     $77,995  ($5,164,699) ($6,124,330)

      Net
       income
       (loss)
       per
       share      ($0.14)        $31.51                  ($0.65)

Weighted
 average
 number
 of shares
outstanding     7,361,275         2,475                9,361,275

Subsequent to year end, the Company authorized a private offering of units to sell 225,000 units of its securities at an offering price of $4.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $7.00. As of April 9, 1999, the Company has issued 50,444 shares of common stock for approximately $227,000.

NOTE 13.  YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept only two digit entries in the date-code field. These date-code fields will need to accept four digit entries to distinguish 21st Century dates from 20th Century dates. Confusion of dates by computer systems and software products may bring about system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. As a result, many companies' software and computer systems need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company, including CyberHighway, has established procedures for evaluating and managing the risks and costs associated with this problem. Currently, all components of CyberHighway?s Network Operations Center is Year 2000 compliant, except for a single server, which is scheduled to be replaced during the third quarter of 1999.
 CyberHighway expects that its computer systems will be Year 2000 compliant by the end of the third quarter of 1999. However, many of CyberHighway?s customers maintain their Internet operations on commercially available operating systems, which may be affected by Year 2000 complications.

Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be Year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be Year 2000 ready.

----------------------
     Exhibit 10.1
----------------------


	EMPLOYMENT AGREEMENT

	THIS EMPLOYMENT AGREEMENT ("Agreement") is made by and between Internet Media Corporation, a duly organized Nevada corporation ("Employer"), and Alonzo B. See, III, a resident of the State of Texas ("Employee").

	W I T N E S S E T H:

	WHEREAS, Employer is in need of a person with expertise in financial and accounting matters, in general, and corporate comptroller duties, in particular; and

	WHEREAS, Employee has a substantial amount of expertise in financial and accounting matters, including corporate comptroller duties; and

	WHEREAS, Employee is willing to be employed by Employer, and Employer is willing to employ Employee, on the terms, covenants and conditions hereinafter set forth; and

	WHEREAS, Employer has accumulated valuable and confidential information including, without limitation, trade secrets and know-how relating to technology, equipment, marketing plans, acquisition plans, sources of supply, business strategies and other business records; and

	WHEREAS, the giving of the covenants contained herein is a condition precedent to the employment of Employee by Employer and Employee acknowledges that the execution of this Agreement and the entering into of these covenants is an express condition of his employment by Employer and that said covenants are given in consideration for such employment and the other benefits conferred upon him by this Agreement; and

	NOW, THEREFORE, in consideration of such employment and other valuable consideration, the receipt and adequacy of which is hereby acknowledged, Employer and Employee hereby agree as follows:

SECTION I.  EMPLOYMENT OF EMPLOYEE

	Employer hereby employs, engages and hires Employee as Chief Financial Officer of Employer, and Employee hereby accepts and agrees to such hiring, engagement and employment, subject to the general supervision and pursuant to the orders, advice and direction of the Board of Directors of Employer. Employee shall perform duties as are customarily performed by one holding such position in other, same or similar businesses or enterprises as that engaged in by Employer, and shall also additionally render such other and unrelated services and duties as may be assigned to him from time to time by Employer.

	Employee shall devote his full-time efforts to the performance of his duties as Chief Financial Officer of Employer.

SECTION II.  EMPLOYEE'S PERFORMANCE

	Employee hereby agrees that he will, at all times, faithfully, industriously and to the best of his ability, experience and talents, perform all of the duties that may be required of and from him pursuant to the express and implicit terms hereof, to the reasonable satisfaction of Employer.

SECTION III.  COMPENSATION OF EMPLOYEE

	Employer shall pay Employee, and Employee shall accept from Employer, in full payment for Employee's services hereunder, compensation as follows:




	A.	Bonus.  Upon the execution of this Agreement and as an inducement to
Employee to execute this Agreement, Employer shall deliver to Employee
7,500 shares of Employer's Common Stock.  The shares of Employer Common
Stock to be issued to Employee shall be valued at a per share price equal to the average of the closing bid and asked prices, as reported by the OTC
Electronic Bulletin Board, of Employer's Common Stock on February 1, 1999.

	B.	Salary.  Employee shall be paid as and for a salary the sum of
$80,000.00 per year, which salary shall be payable in equal quarterly installments on the 1st day of each of May, August and November 1999, and February 2000, in arrears, subject to deduction of all lawful and required withholding. Employer may, in its sole discretion, for any payment period hereunder, elect to pay up to 80% of Employee's salary in shares of Employer's $.0001 par value Common Stock. Any such shares so issued to Employee shall be valued as follows: each share of Employer Common Stock shall be issued at a per share price equal to the average of the closing bid prices, as reported by the OTC Electronic Bulletin Board or NASDAQ, as the case may be, for the last five trading days of the pay period. The compensation due Employee shall be divided by the per share value of Employer's Common Stock, as determined by the foregoing formula, to determine the number of shares owed Employee.

	C.	Insurance and Other Benefits.  As further consideration for the covenants contained herein, Employer will provide Employee with such insurance, welfare, sick leave and other benefits as may be established by Employer from time to time with respect to its employees in accordance with Employer's established procedures. Employee shall be entitled to Directors' and Officers' indemnification insurance coverage to the same extent as is provided to other persons employed as officers of Employer.

	D.	Other Compensation Plans.  Employee shall be entitled to participate, to the same extent as is provided to other persons employed by Employer, in any future stock bonus plan, stock option plan or employee stock ownership plan of Employer.

	E.	Expenses.  It is acknowledged that, during the term of employment,
Employee will be required to incur ordinary and necessary business expenses on behalf of Employer in connection with the performance of his duties hereunder. Employer shall reimburse Employee promptly the amount of all such expenses upon presentation of itemized vouchers or other evidence of those expenditures. Any single expense item in excess of $250.00 shall be approved by Employer prior to the incurrence of such expense.

	F.	Vacations.  Employee shall be entitled to three (3) weeks paid vacation each year for the term of this Agreement.  Such vacations shall be taken at such times as Employer designates as to time-of-year.  Vacation time can be accumulated year-to-year up to three years maximum.

SECTION IV.  COMPANY POLICIES

	Employee agrees to abide by the policies, rules, regulations or usages applicable to Employee as established by Employer from time to time and provided to Employee in writing.

SECTION V.  CONFIDENTIALITY AGREEMENT; NON-COMPETITION AGREEMENT

	A.	In consideration of Employer's executing this Agreement, Employee shall have executed, prior to the execution of this Agreement, a Confidentiality
Agreement (the "Confidentiality Agreement"), in the form attached hereto as
Exhibit "A".

	B.	In consideration of Employer's executing this Agreement, Employee agrees, effective as of the date hereof, to sign and be bound by the obligations of an Agreement Not to Compete (the "Non-Competition
Agreement"), in the form attached hereto as Exhibit "B".

	C.	The obligations under the Confidentiality Agreement and the
Non-Competition Agreement shall survive the termination of this Agreement.

SECTION VI.  RELEASE

	In the event Employee becomes entitled to payment pursuant to Section VII(B) hereof, Employee shall, as a condition to such payments being made, execute and deliver to Employer a general release in such form as is reasonably satisfactory to Employer.

SECTION VII.  TERM AND TERMINATION

	A.	Term.  The term of this Agreement shall be a period of one year, commencing on the date hereof, subject, however, to prior termination as hereinafter provided. At the expiration date, this Agreement shall be renewed for regular periods of one year, provided neither party hereto submits a written notice of termination within ninety (90) days prior to the termination of either the initial term hereof or any renewal term.

	B.	Termination.  Employer may, at any time and in its sole discretion, terminate this Agreement without liability to Employee, except that
Employer shall be liable for payment of accrued and unpaid salary of
Employee.  Thus, Employee shall be considered an employee at will.

		If Employee should cease his employment hereunder voluntarily for any reason, or is terminated, all compensation and benefits payable to Employee shall thereupon, without any further writing or act, cease, lapse and be terminated.  However, all defined compensation, benefits and reimbursements which accrued prior to Employee's ceasing employment or termination, will become immediately due and payable.

		Should Employee voluntarily cease his employment, Employee retains the right to participate for the period of this Agreement in Employee's medical insurance plan and will be responsible for 100% of the cost of participation.

SECTION VIII.  COMPLETE AGREEMENT

	This Agreement contains the complete agreement concerning the employment arrangement between the parties hereto and shall, as of the effective date hereof, supersede all other agreements between the parties. The parties hereto stipulate that neither of them has made any representation with respect to the subject matter of this Agreement or any representations including the execution and delivery hereof, except such representations as are specifically set forth herein and each of the parties hereto acknowledges that he or it has relied on his or its own judgment in entering into this Agreement. The parties hereto further acknowledge that any payments or representations that may have heretofore been made by either of them to the other are of no effect and that neither of them has relied thereon in connection with his or its dealings with the other.

SECTION IX.  WAIVER; MODIFICATION

	The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as, or be construed to be, a waiver of any subsequent breach hereof. No waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith and no evidence of any waiver or modification shall be offered or received in evidence of any proceeding or litigation between the parties hereto arising out of, or affecting, this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this Section IX may not be waived except as herein set forth.




SECTION X.  SEVERABILITY

	All agreements and covenants contained herein are severable, and in the event any one of them, with the exception of those contained in Sections I, III, IV and V hereof, shall be held to be invalid in any proceeding or litigation between the parties, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

SECTION XI.  NOTICES

	Any and all notices will be sufficient if furnished in writing, sent by registered mail to his last known residence, in case of Employee, or, in case of Employer, to its principal office address.

SECTION XII.  CORPORATE AUTHORITY OF EMPLOYER

	The provisions of this Agreement required to be approved by the Board of Directors of Employer have been so approved and authorized.

SECTION XIII.  REPRESENTATIONS OF EMPLOYEE

	A.	Employee is under no legal disability with respect to his entering into this Agreement.

	B.	Employee represents and warrants to the Company that any shares of the
Company that may be acquired by him pursuant to this Agreement are being acquired for its own account and for investment and not with a view to the public resale or distribution of such shares and further acknowledges that any of the shares that may be issued have not been registered under the
Securities Act or any state securities law and are "restricted securities", as that term is defined in Rule 144 promulgated by the SEC, and must be held indefinitely, unless they are subsequently registered or an exemption from such registration is available.

	C.	Employee represents and warrants that he has investigated the Company, its financial condition, business and prospects, and has had the opportunity to ask questions of, and to receive answers from, the Company with respect thereto.  Employee acknowledges that it is aware that the
Company is substantially illiquid and is dependent upon the receipt of substantial funds in order to complete its business objectives.

	D.	Employee acknowledges that any share certificate or certificates of the
Company that may be issued to him pursuant to this Agreement will bear a legend restricting future transfer in the following, or similar, form:

		"THE STOCK REPRESENTED BY THIS CERTIFICATE HAS BEEN ISSUED IN RELIANCE
UPON THE EXEMPTION FROM REGISTRATION AFFORDED BY SECTION 4(6) OF THE
SECURITIES ACT OF 1933, AS AMENDED.  THE STOCK MAY NOT BE TRANSFERRED
WITHOUT REGISTRATION, EXCEPT IN A TRANSACTION EXEMPT FROM SUCH REGISTRATION."

SECTION XIV.  COUNTERPARTS

	This Agreement may be executed in duplicate counterparts, each of which shall be deemed an original and, together, shall constitute one and the same agreement, with one counterpart being delivered to each party hereto.

SECTION XV.  BENEFIT

	The provisions of this Agreement shall extend to the successors, surviving corporations and assigns of Employer and to any purchaser of substantially all of the assets and business of Employer. The term "Employer" shall be deemed to include any joint venture, partnership, limited liability company, corporation or other juridical entity, in which Employer shall have an interest, financial or otherwise.

SECTION XVI.  ARBITRATION

	The parties agree that any dispute arising between them related to this Agreement or the performance hereof shall be submitted for resolution to the American Arbitration Association for arbitration in the Dallas, Texas, office of the Association under the then-current rules of arbitration. The Arbitrator or Arbitrators shall have the authority to award to the prevailing party its reasonable costs and attorneys fees. Any award of the Arbitrators may be entered as a judgment in any court competent jurisdiction.

	Notwithstanding the provisions contained in the foregoing paragraph, the parties hereto agree that Employer may, at its election and without delivering the notice to Employee required in Section VII(B) hereof, seek injunctive or other equitable relief from a court of competent jurisdiction for a violation or violations by Employee of the Confidentiality Agreement or the Non-Competition Agreement.

SECTION XVII.  GOVERNING LAW

	It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the State of Texas, and that, in any action, special proceeding or other proceeding that may be brought arising out of, in connection with or by reason of this Agreement, the laws of the State of Texas shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any such action or special proceeding may be instituted.

	IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 1st day of February, 1999.

"EMPLOYER":					"EMPLOYEE":

INTERNET MEDIA CORPORATION

				          /s/
					    Alonzo B. See, individually
By: /s/
	David M. Loflin
	President

	Exhibit "A"

	Confidentiality Agreement
February 1, 1999


Internet Media Corporation
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

	Re:	Confidentiality Agreement

Gentlemen:

	In connection with the execution of an employment agreement (the "Employment Agreement") between the undersigned and Internet Media Corporation (together with affiliates, the "Company"), the Company will furnish to the undersigned certain information concerning its business, financial position, operations, business contacts, assets and liabilities, as well as certain items of equipment useful in the Wireless Internet access business. As a condition to such information's being furnished to the undersigned and as a condition to the undersigned's entering into an employment agreement with the Company, the undersigned agrees to treat any information concerning the Company (whether prepared by the Company, its advisors, or otherwise, and irrespective of the form of communication) which is furnished to the undersigned now or in the future by or on behalf of the Company (together with the material described below, herein collectively referred to as the "Confidential Material") in accordance with the provisions of this letter agreement, and to take or abstain from taking certain other actions hereinafter set forth.

	The undersigned understands that the term "Confidential Material" also includes all notes, analysis, compilations, studies, interpretations or other documents prepared by the Company or its representatives which contain, reflect or are based upon, in whole or in part, the information furnished to the undersigned. The term "Confidential Material" does not include information which (A) is or becomes generally available to the public other than as a result of a disclosure by the undersigned, or (B) was lawfully within the undersigned's possession prior to its being furnished to the undersigned by or on behalf of the Company, provided that the source of such information was not known by the undersigned to be bound by a confidentiality agreement with, or other contractual, legal or fiduciary obligation of confidentiality to, the Company or any other party with respect to such information, or (C) is disclosed to the undersigned by a third party, provided that such third party was not known by the undersigned to be bound by a confidentiality agreement with, or other contractual, legal or fiduciary obligation of confidentiality to, the Company or any other party with respect to such information.

	The undersigned hereby agrees that he will use the Confidential Material solely in connection with the undersigned's performance of his duties under the employment agreement, that the Confidential Material will be kept confidential and that the undersigned will not disclose any of the Confidential Material in any manner whatsoever.

	The undersigned hereby agrees that he shall not reverse engineer, reverse assemble or otherwise attempt to recreate or duplicate any model or working model capable of performing the functions of any portion or all of the Company's Wireless Internet access system included in the Confidential
Material.

	In addition, the undersigned agrees that, without the prior written consent of the Company, the undersigned will not disclose to any other person the fact that the Confidential Material has been made available to the undersigned, that discussions or negotiations are taking place concerning a possible transaction involving the Company, or any of the terms, conditions or other facts with respect thereto (including the status thereof), unless, in the opinion of the undersigned's counsel, such disclosure must be made by the undersigned in order that the undersigned not commit a violation of law. The term "person" as used in this letter agreement shall be broadly interpreted to include the media and any corporation, partnership, group, individual or other entity, but shall not include the Securities and Exchange Commission or the Federal Trade Commission as to any required filing with either such agency.

	In the event that the undersigned is requested or required (by oral questions, interrogatories, requests for information or documents in legal proceedings, subpoena, civil investigative demand or other similar process) to disclose any of the Confidential Material, the undersigned will provide the Company with prompt written notice of any such request or requirement so that the Company may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this letter agreement. If, in the absence of a protective order or other remedy or the receipt of a waiver by the Company, the undersigned is, nonetheless, in the opinion of counsel, legally compelled to disclose Confidential Material, the undersigned may, without liability hereunder, disclose only that portion of the Confidential Material specifically required by an order of Court. Additionally, the undersigned shall make every reasonable effort and take every reasonable action, including, without limitation, by cooperating with the Company, to obtain an appropriate protective order or other reliable assurance that confidential treatment will be accorded the Confidential Material.

	Upon termination of the Employment Agreement or at any time upon the request of the Company, the undersigned will promptly deliver to the Company or certify destruction of, at the Company's direction, all Confidential Material (and all copies thereof) furnished to the undersigned by or on behalf of the Company pursuant hereto. All oral Confidential Material provided to the undersigned shall continue to be held confidential hereunder. Notwithstanding the return or destruction of the Confidential Material, the undersigned will continue to be bound by obligations of confidentiality hereunder.

	The undersigned agrees that the Company, without prejudice to any rights to judicial relief he may otherwise have, shall be entitled to equitable relief, including injunctive relief and specific performance, in the event of any breach of the provisions of this letter agreement and that the undersigned will not oppose the granting of such relief. The undersigned also agrees that he will not seek and agrees to waive any requirement for the securing and posting of a bond in connection with the Company's seeking or obtaining such relief. In the event of litigation relating to this letter agreement, if a court of competent jurisdiction determines that the undersigned has breached this letter agreement, then the undersigned will be liable to pay to the Company the reasonable legal fees incurred in connection with such litigation, including any appeal therefrom. Also, in the event a court of competent jurisdiction determines that the undersigned has not breached this letter agreement, then the Company will be liable to pay to the undersigned the reasonable legal fees incurred in connection with such litigation, including any appeal therefrom.

	This letter agreement is for the benefit of the Company, and shall be construed (both as to validity and performance) and enforced in accordance with, and governed by, the laws of the State of Idaho applicable to agreements made and to be performed wholly within such jurisdiction. This letter agreement shall remain in full force and effect until terminated by the Company.

	Please confirm your agreement with the foregoing by signing and returning one copy of this letter to the undersigned whereupon this letter agreement shall become a binding agreement.

				Very truly yours,

				/s/
				Alonzo B. See, III

AGREED AND ACCEPTED as
of the date first written above:

INTERNET MEDIA CORPORATION


By: /s/
	David W. Loflin
	President

	Exhibit "B"

	Agreement Not to Compete
	AGREEMENT NOT TO COMPETE

	THIS AGREEMENT NOT TO COMPETE is entered into by and between Internet Media Corporation, a Nevada corporation ("Employer"), and Alonzo B. See,
III ("Employee").

	WHEREAS, Employee is employed by Employer as Chief Financial Officer, pursuant to an employment agreement (the "Employment Agreement"); and

	WHEREAS, as a condition to such Employment Agreement, Employee has agreed to sign and be bound by this Agreement Not to Compete; and

	NOW, THEREFORE, the parties agree as follows:

	Section 1. Covenant Not to Compete. Employee acknowledges that, as a key management employee of Employer, Employee will be involved, on a high level, in the development, implementation and management of the national and international business strategies and plans of Employer, which shall consist of Employer and such other business, units, divisions, subsidiaries or other entities of Employer, as Employer shall determine in its sole discretion from time to time. By virtue of Employee's unique and sensitive position and special background, employment of Employee by a competitor of Employer represents a serious competitive danger to Employer, and the use of Employee's talent and knowledge and information about Employer's business, strategies and plans can and would constitute a valuable competitive advantage over Employer. In view of the foregoing, Employee covenants and agrees that, if Employee's employment with Employer is terminated for any reason at any time, for a period of one year after the date of such termination, Employee will not in any capacity, directly or indirectly, including, but not limited to, as employee, agent, consultant, manager, executive, owner or stockholder (except as a passive investor holding less than 1% equity interest in any enterprise the securities of which are publicly traded) in any business entity engaged in competition with any business conducted by Employer on the date of termination. This Agreement Not to Compete shall survive the termination or expiration of the Employment Agreement. If any court determines that this Agreement Not to Compete, or any part hereof, is unenforceable because the duration or geographic scope of such provision, such court shall have the power to reduce the duration or scope of such provision, as the case may be, and, in its reduced form, such provision shall then be enforceable.

	Section 2. Continuing Obligations. Employee agrees that, for one year following his termination of employment with Employer, Employee shall keep Employer informed of the identification of Employee's employer and the nature of such employment or of Employee's self-employment. Employer agrees that, within fifteen days after receiving notice pursuant to this
Section 2 of the identification of the prospective employer, the nature of the employment or self-employment or any change therein, Employer will advise Employee as to whether such employment constitutes a violation of
Section 1 hereof.

	Section 3. Injunctive Relief. Employee acknowledges that the violation of the covenants contained in this Agreement would be detrimental and cause irreparable injury to Employer and its affiliates which could not be compensated by money damages. Employee agrees that an injunction from a court of competent jurisdiction is the appropriate remedy for these provisions, and consents to the entry of an appropriate judgment enjoining Employee from violating these provisions in the event there is a find of their breach.

	Section 4. Severability of Covenants. Each of the covenants contained in this Agreement are independent covenants, which may be available to or relied upon by Employer and its affiliates in any court of competent jurisdiction. If any one of the separate and independent covenants shall be deemed to be unenforceable under the laws of any state of competent jurisdiction, each of the remaining covenants shall not be affected thereby. Notwithstanding the provisions of this Section 4, it is understood that every benefit received by Employee by virtue of this Agreement is consideration for each separate covenant contained herein.

	Section 5. Governing Law. This Agreement shall be governed by the laws of the State of Texas.


	Section 6. Other Remedies. The undertakings herein shall not be construed as any limitation upon the remedies Employer might, in the absence of this Agreement, have at law or in equity.

	INTENDING to be legally bound hereby, Employer and Employee hereby duly execute this Agreement Not to Compete on the date indicated below.

					EMPLOYER:

					INTERNET MEDIA CORPORATION


Date: February 1, 1999		By: /s/
						David M. Loflin
						President

					EMPLOYEE:


Date: February 1, 1999		/s/
					Alonzo B. See, individually


----------------------
    Exhibit 10.2
----------------------


	EMPLOYMENT AGREEMENT

	THIS EMPLOYMENT AGREEMENT ("Agreement") is made by and between Internet Media Corporation, a duly organized Nevada corporation ("Employer"), and James Kaufman, a resident of the State of California ("Employee").

	W I T N E S S E T H:

	WHEREAS, Employer is in need of a person with expertise in corporate development strategies, in general, and structuring and negotiating business acquisitions and strategic business alliances and relationships, in particular; and

	WHEREAS, Employee has a substantial amount of expertise in corporate development strategies, including negotiating business acquisitions and strategic business alliances and relationships; and

	WHEREAS, Employee is willing to be employed by Employer, and Employer is willing to employ Employee, on the terms, covenants and conditions hereinafter set forth; and

	WHEREAS, Employer has accumulated valuable and confidential information including, without limitation, trade secrets and know-how relating to technology, equipment, marketing plans, acquisition plans, sources of supply, business strategies and other business records; and

	WHEREAS, the giving of the covenants contained herein is a condition precedent to the employment of Employee by Employer and Employee acknowledges that the execution of this Agreement and the entering into of these covenants is an express condition of his employment by Employer and that said covenants are given in consideration for such employment and the other benefits conferred upon him by this Agreement; and

	NOW, THEREFORE, in consideration of such employment and other valuable consideration, the receipt and adequacy of which is hereby acknowledged, Employer and Employee hereby agree as follows:

SECTION I.  EMPLOYMENT OF EMPLOYEE

	Employer hereby employs, engages and hires Employee as Vice President of Corporate Development of Employer, and Employee hereby accepts and agrees to such hiring, engagement and employment, subject to the general supervision and pursuant to the orders, advice and direction of the Board of Directors of Employer. Employee shall perform duties as are customarily performed by one holding such position in other, same or similar businesses or enterprises as that engaged in by Employer, and shall also additionally render such other and unrelated services and duties as may be assigned to him from time to time by Employer.

	Employee shall devote his full-time efforts to the performance of his duties as Vice President of Corporate Development of Employer.

SECTION II.  EMPLOYEE'S PERFORMANCE

	Employee hereby agrees that he will, at all times, faithfully, industriously and to the best of his ability, experience and talents, perform all of the duties that may be required of and from him pursuant to the express and implicit terms hereof, to the reasonable satisfaction of Employer.





SECTION III.  COMPENSATION OF EMPLOYEE

	Employer shall pay Employee, and Employee shall accept from Employer, in full payment for Employee's services hereunder, compensation as follows:

	A.	Salary.  Employee shall be paid as and for a salary the sum of
$120,000.00 per year, which salary shall be payable in equal quarterly installments on the 1st day of each of May, August and November 1999, and February 2000, in arrears, subject to deduction of all lawful and required withholding. Employer may, in its sole discretion, for any payment period hereunder, elect to pay up to 80% of Employee's salary in shares of Employer's $.0001 par value Common Stock. Any such shares so issued to Employee shall be valued as follows: each share of Employer Common Stock shall be issued at a per share price equal to the average of the closing bid prices, as reported by the OTC Electronic Bulletin Board or NASDAQ, as the case may be, for the last five trading days of the pay period. The compensation due Employee shall be divided by the per share value of Employer's Common Stock, as determined by the foregoing formula, to determine the number of shares owed Employee.

	B.	Insurance and Other Benefits.  As further consideration for the covenants contained herein, Employer will provide Employee with such insurance, welfare, sick leave and other benefits as may be established by Employer from time to time with respect to its employees in accordance with Employer's established procedures. Employee shall be entitled to Directors' and Officers' indemnification insurance coverage to the same extent as is provided to other persons employed as officers of Employer.

	C.	Other Compensation Plans.  Employee shall be entitled to participate, to the same extent as is provided to other persons employed by Employer, in any future stock bonus plan, stock option plan or employee stock ownership plan of Employer.

	D.	Expenses.  It is acknowledged that, during the term of employment,
Employee will be required to incur ordinary and necessary business expenses on behalf of Employer in connection with the performance of his duties hereunder. Employer shall reimburse Employee promptly the amount of all such expenses upon presentation of itemized vouchers or other evidence of those expenditures. Any single expense item in excess of $250.00 shall be approved by Employer prior to the incurrence of such expense.

	E.	Vacations.  Employee shall be entitled to three (3) weeks paid vacation each year for the term of this Agreement.  Such vacations shall be taken at such times as Employer designates as to time-of-year.  Vacation time can be accumulated year-to-year up to three years maximum.

SECTION IV.  COMPANY POLICIES

	Employee agrees to abide by the policies, rules, regulations or usages applicable to Employee as established by Employer from time to time and provided to Employee in writing.

SECTION V.  CONFIDENTIALITY AGREEMENT; NON-COMPETITION AGREEMENT

	A.	In consideration of Employer's executing this Agreement, Employee shall have executed, prior to the execution of this Agreement, a Confidentiality
Agreement (the "Confidentiality Agreement"), in the form attached hereto as
Exhibit "A".

	B.	In consideration of Employer's executing this Agreement, Employee agrees, effective as of the date hereof, to sign and be bound by the obligations of an Agreement Not to Compete (the "Non-Competition
Agreement"), in the form attached hereto as Exhibit "B".

	C.	The obligations under the Confidentiality Agreement and the
Non-Competition Agreement shall survive the termination of this Agreement.

SECTION VI.  RELEASE

	In the event Employee becomes entitled to payment pursuant to Section VII(B) hereof, Employee shall, as a condition to such payments being made, execute and deliver to Employer a general release in such form as is reasonably satisfactory to Employer.

SECTION VII.  TERM AND TERMINATION

	A.	Term.  The term of this Agreement shall be a period of one year, commencing on the date hereof, subject, however, to prior termination as hereinafter provided. At the expiration date, this Agreement shall be renewed for regular periods of one year, provided neither party hereto submits a written notice of termination within ninety (90) days prior to the termination of either the initial term hereof or any renewal term.

	B.	Termination.  Employer agrees not to terminate this Agreement except for "just cause", and agrees to give Employee written notice of its belief that acts or events constituting "just cause" exist.  Employee has the right to cure, within thirty (30) days of Employer's giving of such notice, the acts, events or conditions which led to Employer's notice.  For purposes of this Agreement, "just cause" shall mean (1) the willful failure or refusal of Employee to implement or follow the written policies or directions of Employer's Board of Directors, provided that Employee's failure or refusal is not based upon Employee's belief in good faith, as expressed to Employer in writing, that the implementation thereof would be unlawful; (2) conduct which is inconsistent with Employee's position with
Employer and which results in a material adverse effect (financial or otherwise) or misappropriation of assets of Employer; (3) conduct which violates the provisions contained in the Confidentiality Agreement or the
Non-Competition Agreement; (4) the intentional causing of material damage to Employer's physical property; and (5) any act involving personal dishonesty or criminal conduct against Employer.

		Although Employer retains the right to terminate Employee for any reason not specified above, Employer agrees that if it discharges Employee for any reason other than just cause, as is solely defined above, Employee will be entitled to full compensation, including participation in all benefit programs, for six (6) months or the remainder of the current term, original or renewal, as the case may be, of employment, whichever is more.

		If Employee should cease his employment hereunder voluntarily for any reason, or is terminated for just cause, all compensation and benefits payable to Employee shall thereupon, without any further writing or act, cease, lapse and be terminated.  However, all defined compensation, benefits and reimbursements which accrued prior to Employee's ceasing employment or termination, will become immediately due and payable.

		Should Employee voluntarily cease his employment, Employee retains the right to participate for the period of this Agreement in Employee's medical insurance plan and will be responsible for 100% of the cost of participation.

SECTION VIII.  COMPLETE AGREEMENT

	This Agreement contains the complete agreement concerning the employment arrangement between the parties hereto and shall, as of the effective date hereof, supersede all other agreements between the parties. The parties hereto stipulate that neither of them has made any representation with respect to the subject matter of this Agreement or any representations including the execution and delivery hereof, except such representations as are specifically set forth herein and each of the parties hereto acknowledges that he or it has relied on his or its own judgment in entering into this Agreement. The parties hereto further acknowledge that any payments or representations that may have heretofore been made by either of them to the other are of no effect and that neither of them has relied thereon in connection with his or its dealings with the other.

SECTION IX.  WAIVER; MODIFICATION

	The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as, or be construed to be, a waiver of any subsequent breach hereof. No waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith and no evidence of any waiver or modification shall be offered or received in evidence of any proceeding or litigation between the parties hereto arising out of, or affecting, this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this Section IX may not be waived except as herein set forth.

SECTION X.  SEVERABILITY

	All agreements and covenants contained herein are severable, and in the event any one of them, with the exception of those contained in Sections I, III, IV and V hereof, shall be held to be invalid in any proceeding or litigation between the parties, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

SECTION XI.  NOTICES

	Any and all notices will be sufficient if furnished in writing, sent by registered mail to his last known residence, in case of Employee, or, in case of Employer, to its principal office address.

SECTION XII.  CORPORATE AUTHORITY OF EMPLOYER

	The provisions of this Agreement required to be approved by the Board of Directors of Employer have been so approved and authorized.

SECTION XIII.  REPRESENTATIONS OF EMPLOYEE

	A.	Employee is under no legal disability with respect to his entering into this Agreement.

	B.	Employee represents and warrants to the Company that any shares of the
Company that may be acquired by him pursuant to this Agreement are being acquired for its own account and for investment and not with a view to the public resale or distribution of such shares and further acknowledges that any of the shares that may be issued have not been registered under the
Securities Act or any state securities law and are "restricted securities", as that term is defined in Rule 144 promulgated by the SEC, and must be held indefinitely, unless they are subsequently registered or an exemption from such registration is available.

	C.	Employee represents and warrants that he has investigated the Company, its financial condition, business and prospects, and has had the opportunity to ask questions of, and to receive answers from, the Company with respect thereto.  Employee acknowledges that it is aware that the
Company is substantially illiquid and is dependent upon the receipt of substantial funds in order to complete its business objectives.

	D.	Employee acknowledges that any share certificate or certificates of the
Company that may be issued to him pursuant to this Agreement will bear a legend restricting future transfer in the following, or similar, form:

		"THE STOCK REPRESENTED BY THIS CERTIFICATE HAS BEEN ISSUED IN RELIANCE
UPON THE EXEMPTION FROM REGISTRATION AFFORDED BY SECTION 4(6) OF THE
SECURITIES ACT OF 1933, AS AMENDED.  THE STOCK MAY NOT BE TRANSFERRED
WITHOUT REGISTRATION, EXCEPT IN A TRANSACTION EXEMPT FROM SUCH REGISTRATION."

SECTION XIV.  COUNTERPARTS

	This Agreement may be executed in duplicate counterparts, each of which shall be deemed an original and, together, shall constitute one and the same agreement, with one counterpart being delivered to each party hereto.

SECTION XV.  BENEFIT

	The provisions of this Agreement shall extend to the successors, surviving corporations and assigns of Employer and to any purchaser of substantially all of the assets and business of Employer. The term "Employer" shall be deemed to include any joint venture, partnership, limited liability company, corporation or other juridical entity, in which Employer shall have an interest, financial or otherwise.

SECTION XVI.  ARBITRATION

	The parties agree that any dispute arising between them related to this Agreement or the performance hereof shall be submitted for resolution to the American Arbitration Association for arbitration in the Dallas, Texas, office of the Association under the then-current rules of arbitration. The Arbitrator or Arbitrators shall have the authority to award to the prevailing party its reasonable costs and attorneys fees. Any award of the Arbitrators may be entered as a judgment in any court competent jurisdiction.

	Notwithstanding the provisions contained in the foregoing paragraph, the parties hereto agree that Employer may, at its election and without delivering the notice to Employee required in Section VII(B) hereof, seek injunctive or other equitable relief from a court of competent jurisdiction for a violation or violations by Employee of the Confidentiality Agreement or the Non-Competition Agreement.

SECTION XVII.  GOVERNING LAW

	It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the State of Louisiana, and that, in any action, special proceeding or other proceeding that may be brought arising out of, in connection with or by reason of this Agreement, the laws of the State of Louisiana shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any such action or special proceeding may be instituted.

	IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 19th day of March, 1999.

"EMPLOYER":					"EMPLOYEE":

INTERNET MEDIA CORPORATION

			               /s/
                                 James Kaufman, individually
By: /s/
	David M. Loflin
	President

	Exhibit "A"

	Confidentiality Agreement
March 19, 1999


Internet Media Corporation
8748 Quarters Lake Road
Baton Rouge, Louisiana 70809

	Re:	Confidentiality Agreement

Gentlemen:

	In connection with the execution of an employment agreement (the "Employment Agreement") between the undersigned and Internet Media Corporation (together with affiliates, the "Company"), the Company will furnish to the undersigned certain information concerning its business, financial position, operations, business contacts, assets and liabilities, as well as certain items of equipment useful in the Wireless Internet access business. As a condition to such information's being furnished to the undersigned and as a condition to the undersigned's entering into an employment agreement with the Company, the undersigned agrees to treat any information concerning the Company (whether prepared by the Company, its advisors, or otherwise, and irrespective of the form of communication) which is furnished to the undersigned now or in the future by or on behalf of the Company (together with the material described below, herein collectively referred to as the "Confidential Material") in accordance with the provisions of this letter agreement, and to take or abstain from taking certain other actions hereinafter set forth.

	The undersigned understands that the term "Confidential Material" also includes all notes, analysis, compilations, studies, interpretations or other documents prepared by the Company or its representatives which contain, reflect or are based upon, in whole or in part, the information furnished to the undersigned. The term "Confidential Material" does not include information which (A) is or becomes generally available to the public other than as a result of a disclosure by the undersigned, or (B) was lawfully within the undersigned's possession prior to its being furnished to the undersigned by or on behalf of the Company, provided that the source of such information was not known by the undersigned to be bound by a confidentiality agreement with, or other contractual, legal or fiduciary obligation of confidentiality to, the Company or any other party with respect to such information, or (C) is disclosed to the undersigned by a third party, provided that such third party was not known by the undersigned to be bound by a confidentiality agreement with, or other contractual, legal or fiduciary obligation of confidentiality to, the Company or any other party with respect to such information.

	The undersigned hereby agrees that he will use the Confidential Material solely in connection with the undersigned's performance of his duties under the employment agreement, that the Confidential Material will be kept confidential and that the undersigned will not disclose any of the Confidential Material in any manner whatsoever.

	The undersigned hereby agrees that he shall not reverse engineer, reverse assemble or otherwise attempt to recreate or duplicate any model or working model capable of performing the functions of any portion or all of the Company's Wireless Internet access system included in the Confidential
Material.

	In addition, the undersigned agrees that, without the prior written consent of the Company, the undersigned will not disclose to any other person the fact that the Confidential Material has been made available to the undersigned, that discussions or negotiations are taking place concerning a possible transaction involving the Company, or any of the terms, conditions or other facts with respect thereto (including the status thereof), unless, in the opinion of the undersigned's counsel, such disclosure must be made by the undersigned in order that the undersigned not commit a violation of law. The term "person" as used in this letter agreement shall be broadly interpreted to include the media and any corporation, partnership, group, individual or other entity, but shall not include the Securities and Exchange Commission or the Federal Trade Commission as to any required filing with either such agency.

	In the event that the undersigned is requested or required (by oral questions, interrogatories, requests for information or documents in legal proceedings, subpoena, civil investigative demand or other similar process) to disclose any of the Confidential Material, the undersigned will provide the Company with prompt written notice of any such request or requirement so that the Company may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this letter agreement. If, in the absence of a protective order or other remedy or the receipt of a waiver by the Company, the undersigned is, nonetheless, in the opinion of counsel, legally compelled to disclose Confidential Material, the undersigned may, without liability hereunder, disclose only that portion of the Confidential Material specifically required by an order of Court. Additionally, the undersigned shall make every reasonable effort and take every reasonable action, including, without limitation, by cooperating with the Company, to obtain an appropriate protective order or other reliable assurance that confidential treatment will be accorded the Confidential Material.

	Upon termination of the Employment Agreement or at any time upon the request of the Company, the undersigned will promptly deliver to the Company or certify destruction of, at the Company's direction, all Confidential Material (and all copies thereof) furnished to the undersigned by or on behalf of the Company pursuant hereto. All oral Confidential Material provided to the undersigned shall continue to be held confidential hereunder. Notwithstanding the return or destruction of the Confidential Material, the undersigned will continue to be bound by obligations of confidentiality hereunder.

	The undersigned agrees that the Company, without prejudice to any rights to judicial relief he may otherwise have, shall be entitled to equitable relief, including injunctive relief and specific performance, in the event of any breach of the provisions of this letter agreement and that the undersigned will not oppose the granting of such relief. The undersigned also agrees that he will not seek and agrees to waive any requirement for the securing and posting of a bond in connection with the Company's seeking or obtaining such relief. In the event of litigation relating to this letter agreement, if a court of competent jurisdiction determines that the undersigned has breached this letter agreement, then the undersigned will be liable to pay to the Company the reasonable legal fees incurred in connection with such litigation, including any appeal therefrom. Also, in the event a court of competent jurisdiction determines that the undersigned has not breached this letter agreement, then the Company will be liable to pay to the undersigned the reasonable legal fees incurred in connection with such litigation, including any appeal therefrom.

	This letter agreement is for the benefit of the Company, and shall be construed (both as to validity and performance) and enforced in accordance with, and governed by, the laws of the State of Idaho applicable to agreements made and to be performed wholly within such jurisdiction. This letter agreement shall remain in full force and effect until terminated by the Company.

	Please confirm your agreement with the foregoing by signing and returning one copy of this letter to the undersigned whereupon this letter agreement shall become a binding agreement.

		Very truly yours,


		/s/
		James Kaufman

AGREED AND ACCEPTED as
of the date first written above:

INTERNET MEDIA CORPORATION


By: /s/
	David W. Loflin
	President

	Exhibit "B"

	Agreement Not to Compete
	AGREEMENT NOT TO COMPETE

	THIS AGREEMENT NOT TO COMPETE is entered into by and between Internet Media Corporation, a Nevada corporation ("Employer"), and James Kaufman ("Employee").

	WHEREAS, Employee is employed by Employer as Vice President of Corporate Development, pursuant to an employment agreement (the "Employment
Agreement"); and

	WHEREAS, as a condition to such Employment Agreement, Employee has agreed to sign and be bound by this Agreement Not to Compete; and

	NOW, THEREFORE, the parties agree as follows:

	Section 1. Covenant Not to Compete. Employee acknowledges that, as a key management employee of Employer, Employee will be involved, on a high level, in the development, implementation and management of the national and international business strategies and plans of Employer, which shall consist of Employer and such other business, units, divisions, subsidiaries or other entities of Employer, as Employer shall determine in its sole discretion from time to time. By virtue of Employee's unique and sensitive position and special background, employment of Employee by a competitor of Employer represents a serious competitive danger to Employer, and the use of Employee's talent and knowledge and information about Employer's business, strategies and plans can and would constitute a valuable competitive advantage over Employer. In view of the foregoing, Employee covenants and agrees that, if Employee's employment with Employer is terminated for any reason at any time, for a period of one year after the date of such termination, Employee will not in any capacity, directly or indirectly, including, but not limited to, as employee, agent, consultant, manager, executive, owner or stockholder (except as a passive investor holding less than 1% equity interest in any enterprise the securities of which are publicly traded) in any business entity engaged in competition with any business conducted by Employer on the date of termination. This Agreement Not to Compete shall survive the termination or expiration of the Employment Agreement. If any court determines that this Agreement Not to Compete, or any part hereof, is unenforceable because the duration or geographic scope of such provision, such court shall have the power to reduce the duration or scope of such provision, as the case may be, and, in its reduced form, such provision shall then be enforceable.

	Section 2. Continuing Obligations. Employee agrees that, for one year following his termination of employment with Employer, Employee shall keep Employer informed of the identification of Employee's employer and the nature of such employment or of Employee's self-employment. Employer agrees that, within fifteen days after receiving notice pursuant to this
Section 2 of the identification of the prospective employer, the nature of the employment or self-employment or any change therein, Employer will advise Employee as to whether such employment constitutes a violation of
Section 1 hereof.

	Section 3. Injunctive Relief. Employee acknowledges that the violation of the covenants contained in this Agreement would be detrimental and cause irreparable injury to Employer and its affiliates which could not be compensated by money damages. Employee agrees that an injunction from a court of competent jurisdiction is the appropriate remedy for these provisions, and consents to the entry of an appropriate judgment enjoining Employee from violating these provisions in the event there is a find of their breach.

	Section 4. Severability of Covenants. Each of the covenants contained in this Agreement are independent covenants, which may be available to or relied upon by Employer and its affiliates in any court of competent jurisdiction. If any one of the separate and independent covenants shall be deemed to be unenforceable under the laws of any state of competent jurisdiction, each of the remaining covenants shall not be affected thereby. Notwithstanding the provisions of this Section 4, it is understood that every benefit received by Employee by virtue of this Agreement is consideration for each separate covenant contained herein.

	Section 5. Governing Law. This Agreement shall be governed by the laws of the State of Louisiana.


	Section 6. Other Remedies. The undertakings herein shall not be construed as any limitation upon the remedies Employer might, in the absence of this Agreement, have at law or in equity.

	INTENDING to be legally bound hereby, Employer and Employee hereby duly execute this Agreement Not to Compete on the date indicated below.

				EMPLOYER:

				INTERNET MEDIA CORPORATION


Date: March 19, 1999	By: /s/
					David M. Loflin
					President

				EMPLOYEE:


Date: March 19, 1999	/s/
				James Kaufman, individually


----------------------
Exhibit 11
----------------------

                           EXHIBIT 11
                STATEMENT REGARDING COMPUTATION
                     OF PER SHARE EARNINGS


                                                       Cumulative
                     Number      Days                    Days       Cumulative
                       of        Out-        Since       Out-       Since
                     Shares    standing    Inception    standing    Inception


Period from
 inception
 (December 28,
 1995) to
 December 31,
 1996

  December 28       227,336                 227,336    731/1,095      227,336
                    -------                 -------
  December 31       227,336      3/3        227,336
                    =======                 =======

Year ended
  December 31,
  1996

  January 1         227,336     61/364       227,336       1,095
  November 1      1,800,000     47/364       301,648   789/1,095    1,296,986
  November 15       360,000     11/364        46,484   775/1,095      254,795
  December 20     1,578,512     11/364        47,702   739/1,095    1,065,315
  December 20       104,249     94/364         3,150   739/1,095       70,356
  December 31     1,929,903      1/364         5,302   729/1,095    1,284,840
                  ---------                  -------
  December 31     6,000,000                  631,622
                  =========                  =======

Year ended
  December 31,
  1997

  January 1      6,000,000     364/364     6,000,000
  February          20,000     298/364       137,225   862/1,095       12,091
  March 7          150,000     333/364        18,667   867/1,095       95,479
  September 22      10,000     101/364         2,775   465/1,095        4,247
  October 1         60,000      94/364        15,495   458/1,095       25,096
  October 17        40,000      76/364         8,352   440/1,095       16,073
  November 6        44,000      56/364         6,769   420/1,095       16,877
  December 16      100,000      16/364         4,396   380/1,095       34,703
                 ---------                 ---------
  December 31    6,424,000                 6,193,678
                 =========                 =========

Year ended
  December 31,
  1998
                 6,424,000     364/364     6,424,000
                   400,000     333/364       385,934   333/1,095      121,644
                    36,082     316/364        31,333   316/1,095       10,416
                    22,667     285/364        17,748   285/1,095        5,900
                  80,000       284/364        62,418   284/1,095      207,749
                  37,000       229/364        23,277   229/1,095        7,738
                 300,000       181/364       149,176   181/1,095       49,589
                  10,000       138/364         3,791   138/1,095        1,260
                  10,000        72/364         1,978    72/1,095          658
                 400,000       120/364       131,868   120/1,095       43,836
                 300,000       118/364        97,253   118/1,095       32,329
                 100,000        77/364        21,154    77/1,095        7,032
                 150,000        57/364        23,489    57/1,095        7,808
                  17,500        16/364           769    16/1,095          256
                  60,000        13/364         2,143    13/1,095          712
                 150,000        12/364         4,945    12/1,095        1,644
                --------                   ---------                ---------
December 31,
 1998          8,497,259                   7,361,275                4,715,763




----------------------
Exhibit 22
----------------------

Subsidiaries of Registrant
--------------------------

CyberHighway, Inc., an Idaho corporation

Santa Fe Wireless Internet, Inc., a New Mexico corporation

Missouri Cable TV Corp., a Louisiana corporation

Winter Entertainment, Inc., a Delware corporation