Form 10QSB
period 1999-03-31
INTERNET MEDIA CORP
filed 1999-06-14
CIK 1035398

Form 10-QSB

           SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

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

           Yes [    ]                  No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class               Outstanding as of 6-11-99

     Common Stock,
    $.0001 par value                11,505,120




              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              Internet Media Corporation


Consolidated Balance Sheets as of March 31, 1999
(unaudited), and December 31, 1998 (audited)

Consolidated Statement of Operations for the Three
Months Ended March 31, 1999 and 1998 (unaudited)

Consolidated Statement of Cash Flows Three Months Ended
March 31, 1999 and 1998 (unaudited)

Notes to Consolidated Financial Statements




       INTERNET MEDIA CORPORATION AND SUBSIDIARIES
                (a development stage company)
                  CONSOLIDATED BALANCE SHEET


                                 Three Months Ended
                           12/31/98              3/31/99
                           (audited)           (unaudited)

ASSETS

CURRENT ASSETS
   Cash                    $   7,232           $   78,612
   Accounts receivable         1,033              126,617
   Due from affiliate              0                1,614
   Inventory                       0               64,501
   Prepaid expenses                0               20,019
   Deposits                        0                4,995

      Total current assets     8,265              296,358

PROPERTY AND EQUIPMENT,
   net of accumulated
    depreciation of $1,412
    and $323,562,
    respectively             247,267              795,058

INVESTMENTS                   43,750               43,750

INTANGIBLES
   Licenses and rights to
    leases of licenses, net
    of accumulated amorti-
    zation of $4,475 and
    $5,013, respectively      34,207               33,382
   Acquired customer base,
    net of accumulated
    amortization of $0 and
    1,008,724, respectively        0           17,148,308
   Goodwill, net of
    accumulated amortization
    of $0 and $292,261,
    respectively                   0            4,979,361

                              34,207           22,161,051

      Total assets          $333,659          $23,296,217



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable
    - trade                        0               96,355
   Customer deposits               0                7,127
   Accounts payable
    - affiliate               10,069               10,069
   Property dividends
    payable                   57,519               57,519
   Taxes payable                   0               22,454
   Accrued expenses                0               41,879
   Accrued interest
    - majority stockholder    15,416               15,416
   Notes payable to
    majority stockholder     146,415              157,926
   Accounts payable and
    accrued expenses          19,652                    0
   Deferred tax liability          0            4,968,429
   Deferred revenue                0               67,259

      Total current
       liabilities           249,071            5,444,433

LONG-TERM LIABILITIES
   Notes payable                   0               28,516
   Leases payable                  0                5,603

      Total long-term
       liabilities                 0               34,119

      Total liabilities      249,071            5,478,552

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    8,497,259 and
    10,902,259 shares
    issued and
    outstanding,
    respectively                 850                1,090
   Additional paid-in
    capital                2,874,189           22,076,477
   Deficit accumulated
    during the
    development stage     (1,686,667)          (2,773,093)
   Subscriptions
    receivable                  (860)                (860)
   Deferred consulting    (1,102,924)          (1,485,949)

                              84,588           17,817,665

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $333,659           23,296,217


        INTERNET MEDIA CORPORATION AND SUBSIDIARIES
               (a development stage company)
           CONSOLIDATED STATEMENT OF OPERATIONS


                                 Three Months Ended
                           12/31/98              3/31/99
                           (audited)           (unaudited)

Revenue                    $   5,765             $536,054
 Costs of goods sold               0             (201,600)
   Gross profit                5,765              334,454

Operating Expenses
   Depreciation and
    amortization               2,645            1,324,028
   Professional fees         239,573               22,193
   Rent                        3,182               18,523
   Salary and
    commissions               85,900              233,299
   Contract services               0               20,696
   Advertising                     0               16,312
   Other                      11,326               77,552

       Total operating
        expenses             342,361            1,712,613

       Operating loss      $(336,861)          (1,378,159)

Other income (expense)
   Interest expense                0                 (528)

Income (loss) before
 income tax                 (336,861)          (1,378,687)

Federal income
 tax benefit                       0              292,261

        Net loss            (336,861)          (1,086,426)

Loss per common share         $(.05)              $(.11)

Weighted average number
of shares outstanding      6,780,054           10,160,259



         INTERNET MEDIA CORPORATION AND SUBSIDIARIES
                (a development stage company)
             CONSOLIDATED STATEMENT OF CASH FLOWS


                                 Three Months Ended
                           12/31/98              3/31/99
                           (audited)           (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss                $(336,861)         $(1,086,426)
   Adjustment to
    reconcile net loss
    to net cash provided
    (used) in operating
    activities
     Depreciation and
      amortization             1,299            1,324,028
     Increase (decrease)
      in deferred
      consulting fees
      for stock              266,108             (383,025)
     Changes in assets
      and liabilities,
      net of effects of
      stock purchase of
      CyberHighway, Inc.
       Current assets              0              328,791
       Current
        liabilities                0             (249,114)
     Decrease (increase)
      in accounts payable          0             (125,584)
     Decrease (increase)
      in receivable
      from affiliates              0               (1,614)
     Decrease (increase)
      in inventory                 0              (64,501)
     Decrease (increase)
      in prepaid expenses          0              (20,019)
     Decrease (increase)
      in deposits                  0               (4,825)
     Increase in customer
      deposits                     0                7,127
     Increase in accounts
      payable - trade         51,900               76,703
     Increase in taxes
      payable                      0               22,454
     Increase accrued
      expenses                     0               41,879
     Increase in deferred
      revenue                      0               67,259
     Increase in leases
      payable                      0                5,603

         Net cash used in
          operating
          activities         (17,554)             (61,264)


CASH FLOWS FROM
INVESTING ACTIVITIES
   (Increase) in property
    and equipment            (12,444)            (869,941)
   Stock purchase of
    net assets of
    CyberHighway, Inc.             0              706,049

         Net cash used in
          investing
          activities         (12,444)            (163,892)

CASH FLOWS FROM
FINANCING ACTIVITIES
   Increase in note
    payable to
    stockholder                    0               11,511
   Issuance of common
    stock for cash                 0              290,000
   Increase in open
    account payable to
    stockholder               30,000                    0
   Increase in long-term
    note payable                   0               28,516
   Stock purchase of
    CyberHighway, Inc.
    liabilities                    0              (30,912)

         Net cash provided
          by financing
          activities          30,000              299,115

Net increase in cash               2               71,380

Cash, beginning of period        135                7,232

Cash, end of period              137               78,612


Noncash investing and financing activities for the three months ended March 31, 1998 (unaudited):

400,000 shares issued for consulting and legal services to be performed valued at $40,000.

36,092 shares issued for communications consulting services to be performed valued at $34,400.

22,667 shares issued for Internet and communications consulting services valued at $8,500.



        INTERNET MEDIA CORPORATION AND SUBSIDIARIES
               (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 31, 1999
                         (Unaudited)

Note 1.  Nature of Business, Organization and
          Basis of Presentation

Internet Media Corporation (IMC) was incorporated as
Media Entertainment, Inc. in the State of Nevada on
November 1, 1996, to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry. In 1998 the Company changed it's focus to concentrate in the Wireless Internet communications industry. The Company has ceased efforts to develop the wireless cable and low power television business areas and has announced that assets from the low power activities will be distributed to shareholders in 1999. Therefore, management has not provided separate segment information in these financial statements.

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

In January 1999, the Company acquired all of the outstanding capital stock of CyberHighway, Inc., an Idaho corporation, in exchange for shares of Company common stock. This acquisition was accounted for as a purchase.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998, reflect all adjustments
(consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material inter-company transactions and balances are eliminated.


The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 1998 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Effective January 29, 1999, the Company acquired
CyberHIghway, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Note 4.  Notes Payable to Shareholder

                                        March 31, 1999
                                         (unaudited)
Notes payable to majority
stockholder, interest accrues
at 8%, due on demand and unsecured        $157,926

Note 5.  Stock Issuances

During the three months ended March 31, 1999, the Company issued a total of 2,395,000 shares of common stock, as follows:

	A.	60,000 shares were issued in a private
offering, which share were sold for cash at a price of $4.50 per share, or $270,000 in the aggregate.

	B.	2,000,000 shares were issued in exchange for
all of the capital stock of CyberHighway, which shares were valued at $7.50 per share, or $15,000,000 in the aggregate.

	C.	325,000 shares were issued in payment of a
finder's fee arising out of the Company's acquisition of CyberHighway, which shares were valued at $7.50 per share, or $2,437,500 in the aggregate.

Note 7.  Subsequent Events

In May 1999, the Company sold 50,000 units of securities in a private offering. Each unit was comprised of one shares of common stock of the Company and one warrant to purchase one share of the common stock of the Company at an exercise price of $7.00 per share.

In June 1999, the Company received $180,000 from the exercise of warrants, and an additional $160,000 is expected to be received from the exercise of similar warrants in the near future. The warrant exercise price of the warrants being exercised is $2.00 per share.

In June 1999, the Company entered into an Investor
Relations Agreement with a consultant to the Company.
Under its agreement with the consultant, the Company has issued 500,000 shares of common stock, which shares were valued at $4.00 per share, or $2,000,000 in the aggregate. The term of the agreement is five years.
The $2,000,000 in compensation is to amortized over the entire term of the agreement.



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.

Background

In July 1998, the Company changed its name to "Internet
Media Corporation".  The Company was incorporated on
November 1, 1996, under the name "Media Entertainment,
Inc.", to act as a holding company in the wireless cable and community (low power) television industries and acquired Winter Entertainment, Inc., a Delaware corporation ("WEI"), and Missouri Cable TV Corp., a
Louisiana corporation ("MCTV"), to this end. Due to current market conditions in the wireless cable industry, the Company has abandoned its efforts to develop its wireless cable properties. In furtherance of its plan to focus on the exploitation of its Wireless
Internet access products and expansion of its other
Internet services, the Company has agreed to assign all of its community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of such entity's common stock. The Company's Board of Directors has declared a dividend with respect to all 1,500,000 New Wave Media Corp. shares.

In September 1998, the Company, through its subsidiary, Santa Fe Wireless Internet, Inc., a New Mexico corporation ("SFWI"), acquired the assets and going business of Desert Rain Internet Services ("DSRT"), a
Santa Fe, New Mexico-based Internet Service Provider
(ISP), for $25,000 in cash.  Subsequent to March 31,
1999, in June 1999, the Company, through SFWI, acquired
Santa Fe Trail Internet Plus, Inc., a New Mexico corporation ("Trail"), another Santa Fe, New Mexico-based ISP, for 100,000 shares of Company Common Stock.
The acquisition of Trail is not reflected in the discussion below. During the quarter ended March 31, 1999, and until the acquisition of Trail, the Company continued to operate DSRT under the "Desert Rain
Internet Services" trade name. Upon consummating the acquisition of Trail, the operations of DSRT were combined with those of Trail, and the Santa Fe, New
Mexico, operations of the Company operate under Trail's trade name. Currently, the Company is negotiating for the acquisition of numerous other ISPs located throughout the United States. There is no assurance that any such proposed acquisition will be consummated.

On January 29, 1999, the Company acquired all of the outstanding capital stock of CyberHighway, Inc.
("CyberHighway"), a Boise, Idaho-based ISP with approximately 27,000 subscribers, in exchange for 2,000,000 shares of Company Common Stock. The results of operations discussed below include the operations of CyberHighway from January 29, 1999 through March 31,
1999.

The Company's acquisition of CyberHighway fundamentally altered the Company's outlook. Prior to this acquisition, the Company's growth plan called for either
(1) the acquisition of small, local ISPs located in certain key cities, then essentially "plugging-in" the Company's US.RFTM Wireless Internet access system into the acquired ISP's network system and marketing the Wireless Internet access system or (2) the establishment of strategic relationships by licensing local ISPs in certain key cities to exploit the Company's US.RF
Wireless Internet access products. This growth strategy, while proving effective, proved also to be slow and relatively expensive.

With the acquisition of CyberHighway, not only did the Company acquire approximately 27,000 dial-up Internet access subscribers and a state-of-the-art Network
Operations Center, the Company also gained immediate access to customers in over 230 markets in which a CyberHighway-owned or affiliate-ISP provides Internet services. The Company intends to establish a Wireless
Internet access system in nearly 50 of these CyberHighway markets by the end of the third quarter of 1999. The Company continues to pursue aggressively the acquisition of independent ISPs and licensing of independent ISPs who would exploit the Company's US.RF
Wireless Internet access products.

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

Results of Operations

Three Months Ended March 31, 1999, versus Three Months
Ended March 31, 1998.

  General.  During the three months ended March 31, 1998
("Fiscal 98"), substantially all of the Company's revenues, $5,765 (unaudited), were generated by the Company's Interent Segment, as were the revenues for the three months ended March 31, 1999 ("Interim 99"). As discussed above, during Interim 98, the Company determined to cease, for the foreseeable future, activities in its Wireless Cable Segment, in addition to agreeing to dispose of all community-television-related assets.

  For Interim 99, the Company suffered a net loss of
$1,086,426 (unaudited) compared to a net loss of
$336,861 for Interim 98.  The net loss for Interim 99 is
primarily attributable to depreciation and amortization
related to the Company's acquisition of CyberHighway.
The Company's net loss for Interim 98 is attributable in
large measure to the issuance of shares of Company
common stock pursuant to various consulting agreements.
During Interim 98, a total of 538,759 shares were issued
to consultants, which shares have been valued for
financial accounting purposes at $146,900, in the
aggregate.  During Fiscal Interim 99, $383,025 was
expensed due to stock issuances under various consulting
agreements.  For the remainder of the year to end
December 31, 1999 ("Fiscal 99"), the Company expects to
expense approximately $120,000 each month, due to stock
issuances under various consulting agreements.
Subsequent to Interim 99, the Company issued 500,000
shares of common stock under a consulting agreement,
which shares were valued at $4.00 per share, or
$2,000,000, in the aggregate.  Approximately $33,000
will be expensed each month during the five year term of
such consulting agreement.   In March 1998, the Company
issued a total of 80,000 shares of common stock to certain of its directors. These shares were valued at $.80 per share; prior to these issuances, the last closing bid price for the common stock was $.56 per share.

  Internet Segment. During Interim 98, this segment generated no material revenues and operated at a small loss. During Interim 99, this segment generated all of the Company's revenues and is expected to do so for the foreseeable future.

  Community Television and Wireless Cable Segments.  As
described above, the Company has agreed to assign all of
its community television properties to New Wave Media
Corp.   For Interim 98 and Interim 99, the Wireless
Cable Segment had no activity. As described above, the Company has determined to cease, for the foreseeable future, its Wireless Cable activities.

Liquidity and Capital Resources

  March 31, 1998. From its inception (November 1996) through June 1998, the Company required little capital with which to operate and had, throughout such period of time, a significant working capital deficit. In June
1998, the Company obtained the first funds of a total of $340,000 in a private offering of its securities, which drastically improved the Company's financial condition.
At March 31, 1999, the Company's working capital deficit was $5,148,075 (unaudited) compared to a working capital deficit of $240,806 at December 31, 1998. However,
$4,968,429 of the March 31, 1999, deficit is attributable to a deferred tax liability item that arose upon the Company's acquisition of CyberHighway.
Notwithstanding the deferred tax liability item, the Company's liquidity position improved from December 31, 1998, to March 31, 1999, with the Company's deficit decreasing from $240,806 to $179,646 (unaudited). After
March 31, 1999, in May 1999, the Company obtained
$150,000 from the sale of its securities. Also, the Company has, as of the date of this Quarterly Report on Form 10-QSB, received approximately $180,000 from the exercise of certain warrants, with an additional
$160,000 scheduled to be received in the near future from the exercise of similar warrants. Currently, the Company enjoys substantial liquidity as it conducts is operations. However, as discussed below, the Company continues to attempt to secure additional capital with which to pursue fully its business objectives.

  Since inception, the Company's President, David M.
Loflin, has loaned to the Company a total of approximately $187,000, which funds were used primarily for operating expenses of the Company,$30,000 of which has been repaid. Currently, the Company owes Mr. Loflin a total of $157,425. The loans from Mr. Loflin bear interest at 8% per annum and are payable on demand. The
Company does not currently have funds available to repay any of the amounts owed to Mr. Loflin. Mr. Loflin has advised the Company that he does not intend to make further demand for repayment of such loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse affect on the Company.

  The Company suffered an extreme lack of liquidity, and attendant working capital deficit, until June 1998, when it obtained the first funds of a total of $340,000 received under a private offering of its equity securities. With the infusion of funds, the Company was able to bring its accounts current and to proceed with the acquisition of DSRT in Santa Fe, New Mexico, which was acquired for $25,000 in cash. Until the acquisition of CyberHighway in January 1999, the Company was unable to accumulate working capital through operations;
rather, the funds obtained in the June 1998 private offering provided working capital to the Company for the last half of Fiscal 98.

  In January 1999, the Company obtained $270,000 in a private offering of its equity securities. This infusion of funds allowed the Company again to bring its accounts current and to purchase needed US.RF Wireless
Internet equipment for use in the Company's growth strategy. Subsequent to March 31, 1999, in May 1999, the Company obtained $150,000 in a private offering of its equity securities, which funds were applied to operating expenses of the Company and the purchase of needed US.RF Wireless Internet equipment. In June 1999, the Company received $180,000 from the exercise of certain warrants; an additional $160,000 is expected to be received from the exercise of similar warrants in the near future. Approximately 40% of the funds received from the exercise of the warrants will be used for working capital and the balance of such funds will be utilized for the purchase of needed US.RF Wireless
Internet equipment. Even with the recent influx of cash, the Company continues to seek capital with which to implement, on a full-scale basis, its growth strategy. Without access to additional capital, the Company's expected growth will be significantly impeded.

  In addition, the Company expects that, prior to the end of the Fiscal 99, warrants representing an additional approximately $1,300,000 will be exercised, although there is no assurance that such will be the case.

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

    Currently, the Company is negotiating for the acquisition of several other ISPs located across the United States. There is no assurance that any of such proposed acquisitions will be consummated.

    Wireless Internet Joint Venture - Monroe, Louisiana.
During the second quarter of 1998, the Company entered into a joint venture agreement to implement the Company's US.RF Wireless Internet access system in
Monroe, Louisiana. Because of internal problems with the Company's joint venture partner, no joint venture operations have commenced. It is the Company's expectation that, later in 1999, it will take over the joint venture operations and begin Wireless Internet service in Monroe. However, no prediction in this regard can be made.

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

  Cash Flows from Operating Activities.  During Interim
99, the Company's operating activities used $61,264
(unaudited). The use of cash in the current period is primarily due to the Company's net loss of $1,086,426
(unaudited), which offset depreciation and amortization of $1,324,028 (unaudited). The Company also experienced a decrease in deferred consulting fees for stock of $383,025 (unaudited) and an increase in accounts receivable of $125,584 (unaudited). The Company experienced a change in assets and liabilities arising out of the acquisition of CyberHighway, which provided a net increase in assets of $79,677 (unaudited). During
Interim 98, the Company's operations used cash of $17,554 (unaudited). The use of cash in the prior period was primarily due to the Company's net loss of $336,861 (unaudited), which offset an increase in deferred consulting fees for stock of $266,108
(unaudited). The Company intends to recognize approximately $120,000 for consulting services performed for stock each month during the remainder of Fiscal 99.
The Company expects that its operations will provide a modest of amount of cash during the remainder of Fiscal
99, although no prediction in this regard can be made.

  Cash Flows from Investing Activities. Investing activities of the Company during Interim 99 used
$163,892 (unaudited), all of which was related to the Company's acquisition of CyberHighway. Neither of the items included in the Interim 99 cash flows from investing activities involved actual cash transactions.
The Company's investing activities during Interim 98 used $12,444 (unaudited), all of which was for the purchase of equipment. Although significant purchases of equipment are expected to be made by the Company throughout the remainder of Fiscal 99, the Company's management is unable to predict the level of such equipment purchases. It is not expected that investing activities will provide cash during the remainder of Fiscal 99.

  Cash Flows from Financing Activities.  Financing
activities of the Company provided $299,115 (unaudited)
in cash during Interim 99, compared to Interim 98 when
financing activities provided $30,000 (unaudited) in
cash.  In the current period, the sale of equity
securities for $290,000 in cash provided substantially
all of the cash provided by the Company's financing
activities.   All of the cash during the prior period
was the result of advances to the Company by a shareholder on open account. The Company continues to seek additional capital with which to pursue its entire business objectives. However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

  Non-Cash Investing Activities.  During Interim 99, the
Company had no non-cash investing activities.  During
Interim 98, the Company's non-cash investing and financing activities included the following: (A) the issuance of 400,000 shares of Common Stock in consideration of consulting and legal services to be performed, which shares were valued at $40,000, in the aggregate; (B) the issuance of 36,092 shares of Common
Stock in consideration of consulting services to be performed, which shares were valued at $.953125 per share, or $34,400, in the aggregate; and (C) the issuance of 22,667 shares of Common Stock in consideration of Internet and communications consulting services to be performed, which shares were valued at $.375 per share, or $8,500, in the aggregate.

Management's Plans Relating to Future Liquidity

With the acquisition of CyberHighway, the receipt of $440,000 under two separate private offerings in January and May 1999, and the recent receipt of $180,000 from the exercise of warrants (with an additional $160,000 from the exercise of warrants expected to received in the near future), the Company has become substantially liquid and current operations will be sufficient to maintain the Company's liquidity. Also, the Company expects that, prior to the end of Fiscal 99, warrants representing an additional approximately $1,300,000 will be exercised, although there is no assurance that such will be the case. However, the Company's current operations, including the operations of its subsidiaries, will not be insufficient, on their own, to provide expansion capital with which the Company would be able to pursue its growth strategy on a full-scale basis. Although the Company continues to seek capital with which to implement its complete business objectives, there is no assurance that the Company will ever secure capital necessary for its planned expansion.

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

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities.

During the three months ended March 31, 1999, the Company issued unregistered securities on three occasions, as follows:

1. (a) Securities Sold.  On January 25, 1999, the
Company issued a total of 60,000 shares of its Common
Stock and 60,000 common stock purchase warrants, with one share and one warrant comprising a unit.
  (b) Underwriters and Other Purchasers. Such units were issued to Mike Cohn (30,000 units), Walter C.
Schiller (10,000 units), Michael R. Van Geons (10,000),
Harry P. Kunecki Trust, (5,000 units) and Frank L. Leyba
(5,000 units).
  (c) Consideration. Such units were sold for cash at $4.50 per unit.
  (d)Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
  (e) Terms of Conversion or Exercise. Each of the warrants included in the units entitles the holder thereof to purchase one share of Common Stock at an exercise price of $7.00 per share for six months following the date of their issuance. The warrants do not confer upon the holders thereof voting or any other rights as a shareholder of the Company. The warrants are redeemable upon 30-days' written notice to their holders for $.01 per Warrant at any time that (1) the bid price of the Common Stock has equaled or exceeded
$10.00 per share for a period of 5 trading days preceding the stated redemption date and (2) the shares of Common Stock underlying the warrants shall have been duly registered under the Securities Act of 1933, as amended.

2. (a) Securities Sold.  On January 29, 1999, the
Company issued a total of 2,000,000 shares of its Common
Stock.
  (b) Underwriters and Other Purchasers. Such shares were issued to Julius W. Basham, II (1,394,000 shares),
Wm. Kim Stimpson (303,000 shares) and David W. Brown
(303,000 shares).
  (c) Consideration. Such shares were issued in payment for all of the outstanding capital stock of CyberHighway, Inc., an Idaho corporation.
  (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
  (e) Terms of Conversion or Exercise.  Not applicable.

3. (a) Securities Sold.  On January 29, 1999, the
Company issued 325,000 shares of its Common Stock.
  (b) Underwriters and Other Purchasers. Such shares were issued to James Kaufman.
  (c) Consideration. Such shares were issued as a finder's fee.
  (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
  (e) Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       None.

  (b)  Reports on From 8-K.

       During the three months ended March 31, 1999, the Company filed a Current Report on Form 8-K, date of
       event reported, January 29, 1999, as amended on April
       14, 1999.

                        SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 1999.


INTERNET MEDIA CORPORATION


By: /s/ David M. Loflin
     David M. Loflin
     President and
     Principal Financial
     Officer