Form 10QSB
period 1999-06-30
USURF AMERICA INC
filed 1999-10-12
CIK 1035398

Form 10-QSB

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1999

                            OR

  [   ]  Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934

       For the transition period from     to       .

               Commission File No. 333-26385

                     USURF America, Inc.
           (Exact Name of Small Business Issuer
               as Specified in its Charter)

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

Yes [   ]        No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    Class                  Outstanding as of 10-8-99

Common Stock,
 $.0001 par value                 12,259,977

              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    USURF America, Inc.


Consolidated Balance Sheets as of June 30,
 1999 (unaudited), and December 31, 1998

Consolidated Statement of Operations for the Three Months Ended June 30, 1999 and
 1998 (unaudited), and the Six Months Ended
 June 30, 1999 and 1998 (unaudited)

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and
 1998 (unaudited)

Notes to Consolidated Financial Statements

           USURF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET


                            12/31/98          6/30/99
                            (audited)       (unaudited)

ASSETS

CURRENT ASSETS
   Cash                    $     7,232       $  180,036
   Accounts receivable           1,033           76,060
   Due from affiliate                0            1,614
   Inventory                         0           73,950
   Prepaid expenses                  0           22,135
   Deposits                          0                0
                            ----------       ----------

      Total current
       assets                    8,265          353,795

PROPERTY AND EQUIPMENT,
   net of accumulated
    depreciation of $1,412
    and $362,210,
    respectively               247,267          926,656

INVESTMENTS                     43,750           43,750

INTANGIBLES
   Licenses and rights to
    leases of licenses, net
    of accumulated
    amortization                34,207           50,418
   Acquired customer base,
    net of accumulated
    amortization of $0
    and $2,172,995,
    respectively                     0       13,787,621
   Goodwill, net of
    accumulated
    amortization of $0
    and $1,464,227,
    respectively                     0        6,900,657
                            ----------       ----------

                                34,207       20,738,866
                            ----------       ----------
      Total assets            $333,659      $22,063,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable -
    current portion                  0           20,452
   Leases payable -
    current portion                  0            4,478
   Accounts payable -
    trade                            0           77,400
   Customer deposits                 0            1,787
   Accounts payable -
    affiliate                   10,069           10,069
   Property dividends
    payable                     57,519           57,519
   Taxes payable                     0              731
   Accrued expenses             19,652           68,175
   Accrued interest -
    majority stockholder        15,416           17,561
   Notes payable to
    majority stockholder       146,415          157,926
   Deferred revenue                  0           71,332
                            ----------       ----------

      Total current
       liabilities             249,071          487,430

LONG-TERM LIABILITIES
   Deferred tax liability            0        4,660,221
                            ----------       ----------

         Total
          liabilities          249,071        5,147,651

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    8,497,259 and
    11,692,259 shares
    issued and
    outstanding,
    respectively                   850            1,166
   Additional paid-in
    capital                  2,874,189       24,508,377
   Deficit accumulated
    during the
    development stage       (1,686,667)      (5,247,322)
   Subscriptions
    receivable                    (860)            (860)
   Deferred consulting      (1,102,924)      (2,345,945)
                            ----------       ----------

                                84,588       16,915,416
                            ----------       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $333,659       22,063,067

            USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS

                     Three Months Ended  Six Months Ended
                           June 30,          June 30,
                       1999      1998     1999      1998
           (unaudited)        (unaudited)

Revenue        $  730,028  $       0  $1,266,082  $       0
 Cost of
  Goods Sold     (270,274)         0    (471,874)         0
   Gross
    Profit        459,754          0     794,208          0

Operating
 Expenses
  Depreciation
   and amorti-
   zation       2,023,294        345   3,347,322        690
   Professional
    fees          429,648    127,592     830,487    288,766
   Rent            34,394          0      52,917        115
   Salary and
    commissions   376,716     19,888     610,015     64,688
   Contract
    services            0          0      20,696          0
   Advertising     36,937          0      53,249          0
   Other           90,953     21,582     168,515     29,476

    Total
     Operating
     Expenses   2,991,942    169,407   5,083,201    383,735

    Loss from
     opera-
     tions     (2,532,188)  (169,407) (4,288,993)  (383,735)

Other income
 (expense)
  Interest
   expense         (5,505)         0      (6,033)         0

Loss before
 income tax    (2,537,693)  (169,407) (4,295,026)  (383,735)

Income tax
 benefit          442,110          0     734,371          0

   Net loss   $(2,095,583)$( 169,407)$(3,560,655) $(383,735)

   Net loss
    per
    common
    share        (0.19)      (.024)     (0.33)      (.035)

   Weighted
    average
    number
    of shares
     out-
     stand-
     ing       11,135,666  6,839,626  10,650,657  6,839,626

            USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                        Six Months Ended    Six Months Ended
                            6/30/99             6/30/98
                          (unaudited)         (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss             $(3,560,655)          $(383,734)

   Adjustment to
    reconcile net loss
    to net cash used
    in operating
    activities
     Depreciation and
      amortization        3,347,322                 690
     Recognition of
      services per-
      formed for
      stock                 756,979             315,615
     Deferred income
      taxes                (734,370)                  0
     Due from
      affiliate              (1,614)                  0
     Loss on
      disposal                  280                   0
     Accounts
      receivable            (17,004)                  0
     Inventory               (3,225)                  0
     Deposits                     0                   0
     Customer
      deposits                1,787                   0
     Deferred income
      taxes                (734,370)                  0
     Taxes payable              731                   0
     Other assets           (29,037)                  0
     Deferred revenue         6,990                   0
     Accounts payable -
      trade                (107,253)            (65,106)
     Prepaid expenses        (8,655)                  0
     Accrued expenses        56,518               5,988

       Net cash used
        in operating
        activities         (291,206)           (126,547)
CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds on disposal
    of fixed assets          15,090                   0
   Cash acquired in
    acquisitions            180,812                   0
   Capital expenditures    (389,822)             (5,000)

      Net cash used
       in investing
       activities          (193,920)             (5,000)

CASH FLOWS FROM
FINANCING ACTIVITIES
   Payments on notes
    payable                 (50,826)                  0
   Payments on capital
    lease obligations         3,756                   0
   Increase in note
    payable to
    stockholder                   0             198,941
   Issuance of common
    stock for cash          395,000                   0
   Warrants exercised       310,000                   0
   Payment on note
    payable - stockholder         0             (30,000)

      Net cash provided
       by financing
       activities           657,930             168,941

      Net increase
       in cash              172,804              37,394

Cash, beginning of period     7,232                   0

Cash, end of period         180,036              37,394

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING

In January 1999, the Company acquired all of the stock of CyberHighway, Inc. by issuing 2,000,000 shares of stock valued at approximately $16,000,000. In addition, 325,000 shares were issued in payment of a finder's fee arising out of this acquisition, which shares were valued at approximately $2,600,000. This acquisition was accounted for as a purchase business combination.

In June 1999, the Company entered into a five-year investor relations consulting agreement by issuing 500,000 shares of stock valued at $2,000,000.

In June 1999, the Company acquired all of the stock of Santa Fe Trail Internet Plus, Inc. by issuing 100,000 shares of stock valued at $400,000. This acquisition was accounted for as a purchase business combination.

                    USURF AMERICA, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six Months Ended June 30, 1999
                        (Unaudited)

Note 1.  Nature of Business, Organization and
          Basis of Presentation

USURF America, Inc. (USURF) was incorporated in the State of Nevada on November 1, 1996, as Media Entertainment, Inc., changed its name to Internet Media Corporation in July 1998, and again changed its name to the current name in July 1999. USURF was incorporated to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry. In 1998, the Company changed its focus to concentrate in the Internet industry, including the Wireless Internet industry. The Company has ceased efforts to develop the wireless cable and low power television business areas and has announced that assets from the low power activities will be distributed to shareholders in 1999. Therefore, management has not provided separate segment information in these financial statements.

Effective December 31, 1996, IMC acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995 (WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri. Effective October 8, 1998, the Company formed Santa Fe Wireless Internet, Inc., a New Mexico corporation (SFWI), to hold the assets acquired from Desert Rain Internet Services. SFWI was organized to operate as an Internet Service Provider (ISP). The acquisition of WEI and MCTV by USURF was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. The acquisition of DSRT was accounted for as a purchase whereby the cost is allocated to the assets acquired.

In January 1999, the Company acquired all of the outstanding capital stock of CyberHighway, Inc., an Idaho corporation, in exchange for shares of Company common stock. This acquisition was accounted for as a purchase.

In June 1999, the Company acquired, by merger, Santa Fe Trail Internet Plus, Inc., a New Mexico corporation ("Trail"), in exchange for shares of Company common stock. This acquisition was accounted for as a purchase.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 1999 and 1998, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

Effective June 2, 1999, the Company acquired Trail, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Note 4.  Notes Payable to Shareholder

                                   June 30, 1999
                                    (unaudited)
Notes payable to majority
stockholder, interest
accrues at 8%, due on
demand and unsecured                  $157,926

Note 5.  Stock Issuances

During the six months ended June 30, 1999, the Company issued shares of common stock, as follows:

A. In January 1999, 60,000 shares were issued in a private offering, which shares were sold for cash at a price of $4.50 per share, or $270,000 in the aggregate.

B. In January 1999, 2,000,000 shares were issued in exchange for all of the capital stock of CyberHighway, which shares were valued at $7.97 per share, or $16,000,000 in the aggregate.

C. In February 1999, 325,000 shares were issued in payment of a finder's fee arising out of the Company's acquisition of CyberHighway, which shares were valued at $7.97 per share, or $2,600,000 in the aggregate.

D. In May 1999, 35,000 shares were issued in a private offering, which shares were sold for cash at a price of $3.00 per share, or $105,000.

E. In June 1999, the Company received $310,000 from the exercise of warrants, whereby the Company issued 155,000 shares of common stock upon such warrant exercise. The warrant exercise price of the warrants exercised was $2.00 per share.

F. In June 1999, the Company entered into an Investor Relations Agreement with a consultant to the Company. Under its agreement with the consultant, the Company has issued 500,000 shares of common stock, which shares were valued at $4.00 per share, or $2,000,000 in the aggregate. The term of the agreement is five years. The $2,000,000 in compensation is to be amortized over the entire term of the agreement.

G. In June 1999, 100,000 shares were issued in the acquisition of Trail, which shares were valued at $4.00 per share, or $400,000 in the aggregate.

Note 6.  Subsequent Events

In July 1999, the Company issued 150,000 shares pursuant to a Business Acquisition Agreement, which shares were valued at $4.00 per share.

In August 1999, the Company issued 127,000 shares pursuant to an Agreement and Plan of Reorganization, which shares were valued at $4.00 per share.

Also in August 1999, the Company issued 250,000 shares pursuant to an Agreement and Plan of Reorganization, which shares were valued at $4.00 per share. The Company intends to institute arbitration proceedings to rescind this transaction. No prediction as to the outcome of such arbitration can be made.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Background

In July 1999, the Company changed its name to "USURF America, Inc.", from "Internet Media Corporation". The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company in the wireless cable and community (low power) television industries and acquired Winter Entertainment, Inc., a Delaware corporation ("WEI"), and Missouri Cable TV Corp., a Louisiana corporation ("MCTV"), to this end. Due to current market conditions in the wireless cable industry, the Company has abandoned its efforts to develop its wireless cable properties. In furtherance of its plan to focus on the exploitation of its Wireless Internet access products and expansion of its other Internet services, the Company has assigned all of its community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of such entity's common stock. The Company's Board of Directors has declared a dividend with respect to all 1,500,000 New Wave Media Corp. shares.

In September 1998, the Company, through its subsidiary, Santa Fe Wireless Internet, Inc., a New Mexico corporation ("SFWI"), acquired the assets and going business of Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based Internet Service Provider (ISP), for $25,000 in cash. In June 1999, the Company, through SFWI, acquired Santa Fe Trail Internet Plus, Inc., a New Mexico corporation ("Trail"), another Santa Fe, New Mexico-based ISP, for 100,000 shares of Company Common Stock. The acquisition of Trail is reflected in the discussion below, with Trail's operating results from the date of its acquisition, June 2, 1999, through June 30, 1999, being included in this discussion. Until the acquisition of Trail, the Company continued to operate DSRT under the "Desert Rain Internet Services" trade name. Upon consummating the acquisition of Trail, the operations of DSRT were combined with those of Trail, and the Santa Fe, New Mexico, operations of the Company operate under Trail's trade name. Currently, the Company is negotiating for the acquisition of numerous other ISPs located throughout the United States. There is no assurance that any such proposed acquisition will be consummated.

Subsequent to June 30, 1999, the Company has made the following acquisitions, none of which is reflected in the discussion below: (1) in July 1999, the Company acquired the going business known as www.usurf.com, in consideration of 150,000 shares of Company common stock; (2) in August 1999, the Company acquired Net 1, Inc., an Alabama-based ISP, in consideration of 250,000 shares of Company common stock the Company intends to institute an arbitration proceeding to rescind this acquisition (see "Part II Other Information, Item 1. Legal Proceedings"); (3) in August 1999, the Company acquired Premier Internet Services, Inc., an Idaho-based ISP, in consideration of 127,000 shares of Company common stock. The operating results of these acquisitions will appear in the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 1999.

On January 29, 1999, the Company acquired all of the outstanding capital stock of CyberHighway, Inc. ("CyberHighway"), a Boise, Idaho-based ISP with approximately 27,000 subscribers, in exchange for 2,000,000 shares of Company Common Stock. The results of operations discussed below include the operations of CyberHighway from January 29, 1999 through June 30, 1999.

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

With the acquisition of CyberHighway, not only did the Company acquire approximately 27,000 dial-up Internet access subscribers and a state-of-the-art Network Operations Center, the Company also gained immediate access to customers in over 230 markets in which a CyberHighway-owned or affiliate-ISP provides Internet services. Should needed capital be available, the Company intends to establish a Wireless Internet access system in nearly 50 of these CyberHighway markets by the end of Fiscal 1999. The Company continues to pursue aggressively the acquisition of independent ISPs and licensing of independent ISPs who would exploit the Company's US.RF Wireless Internet access products.

Because the Company, WEI and MCTV were combined in a reorganization of entities under common control, the presentation contained in the financial statements of the Company has been prepared in a manner similar to the pooling-of-interests method. The acquisitions of CyberHighway and Trail were accounted for as purchases, not as pooling of interests. In this regard, reference is made to the notes to the Company's financial statements appearing elsewhere herein. The following discussion reflects such financial statement presentation.

Recent Restructuring

Subsequent to June 30, 1999, in July 1999, the Company made sweeping changes to the management of its largest subsidiary, CyberHighway. These changes included completely replacing the board of directors and officers of CyberHighway, as well as a workforce reduction from 33 to 22. It is expected that additional minor personnel reductions will be made during the remainder of Fiscal 99. The changes in the management of CyberHighway were made due to differing managerial philosophies. Under the prior management, CyberHighway had, during May 1999, begun to sustain operating losses, primarily due to the addition of numerous salaried salespersons, who failed to produce sales revenues. The new management of CyberHighway instituted the restructuring and personnel reductions as the only means by which it could return CyberHighway to a positive cash flow position. In September 1999, CyberHighway's cash flow returned to a positive status, in line with its 1998 cash flow results.

Results of Operations

  Six Months Ended June 30, 1999, versus
   Six Months Ended June 30, 1998.

  General. During the six months ended June 30, 1998 ("Interim 98"), the Company had no revenues. During the six months ended June 30, 1999 ("Interim 99"), the Company had revenues of $1,266,082 (unaudited). This increase in revenues is primarily attributable to the Company's acquisition of CyberHighway. As discussed above, during Interim 98, the Company determined to cease, for the foreseeable future, activities in its Wireless Cable Segment, in addition to agreeing to dispose of all community-television-related assets.

  For Interim 99, the Company suffered a net loss of $3,560,655 (unaudited) compared to a net loss of $383,735 (unaudited) for Interim 98. The Company's net loss for Interim 98 is attributable in large measure to the issuance of shares of Company common stock pursuant to various consulting agreements. During Interim 99, however, the Company's net loss is attributable in large measure to the amortization and depreciation of acquired customer bases and goodwill ($3,347,322 [unaudited]), while $830,487 (unaudited) in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements and $610,015 (unaudited) in salary and commissions was expensed. For the remainder of the year to end December 31, 1999 ("Fiscal 99"), the Company expects to expense approximately $670,000 of amortization of acquired customer bases and goodwill per month and approximately $120,000 each month, due to stock issuances under various consulting agreements. During Interim 99, the Company issued 500,000 shares of common stock under a consulting agreement, which shares were valued at $4.00 per share, or $2,000,000, in the aggregate. Approximately $33,000 will be expensed each month during the five year term of such consulting agreement.

  For the remainder of Fiscal 99, the Company expects that it will, due to intangible asset amortization and stock-for-services agreements, report a loss in line with the loss sustained for Interim 99, while cash flow from operations is expected to improve modestly.

  Internet Segment. During Interim 98, this segment generated no material revenues and operated at a small loss. During Interim 99, this segment generated all of the Company's revenues and is expected to do so for the foreseeable future.

  Community Television and Wireless Cable Segments. As described above, the Company has, effective July 1, 1999, assigned all of its community
television properties to New Wave Media Corp.   For Interim 98 and Interim
99, the Wireless Cable Segment had no activity. As described above, the Company has determined to cease, for the foreseeable future, its Wireless Cable activities.

Liquidity and Capital Resources

  June 30, 1999. From its inception (November 1996) through June 1998, the Company required little capital with which to operate and had, throughout such period of time, a significant working capital deficit. In June 1998, the Company obtained the first funds of a total of $340,000 in a private offering of its securities, which drastically improved the Company's financial condition. At June 30, 1999, the Company's working capital deficit was $133,635 (unaudited) compared to a working capital deficit of $240,806 at December 31, 1998. This improvement in the Company's liquidity position is attributable to its acquisition of CyberHighway and, more significantly, to its ability to obtain approximately $700,000 from private sales of equity securities, during Interim 99. In January 1999, the Company obtained $270,000 from the sale of its securities; in May 1999, the Company obtained $105,000 from the sale of its securities. Also, in June 1999, the Company received $310,000 from the exercise of certain warrants. Given the recent personnel reductions and other restructuring at CyberHighway, currently, the Company is relatively liquid as it conducts is operations. However, as discussed below, the Company continues to attempt to secure additional capital with which to pursue fully its business objectives.

  The Company's only long-term liability, a deferred tax liability item of $4,660,221 (unaudited), arose upon the acquisition of CyberHighway. It is possible that similar liability items may be added to the Company's balance sheet, upon future acquisitions, although no prediction in this regard can be made.

   From inception through June 30, 1999, the Company's President, David M. Loflin, loaned to the Company a total of approximately $187,000, which funds were used primarily for operating expenses of the Company,$30,000 of which has been repaid. Since June 30, 1999, Mr. Loflin has loaned the Company a total of $37,000, which funds were used primarily for one-time-only expenses associated with the restructuring of CyberHighway, including legal fees. Currently, the Company owes Mr. Loflin a total of $194,926 The loans from Mr. Loflin bear interest at 8% per annum and are payable on demand. The Company does not currently have funds available to repay any of the amounts owed to Mr. Loflin. Mr. Loflin has advised the Company that he does not intend to make further demand for repayment of such loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse affect on the Company.

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

  Prior to the acquisition of CyberHighway and in January 1999, the Company obtained $270,000 in a private offering of its equity securities. This infusion of funds allowed the Company again to bring its accounts current and to purchase needed US.RF Wireless Internet equipment for use in the Company's growth strategy. In May 1999, the Company obtained $105,000 in a private offering of its equity securities, which funds were applied to operating expenses of the Company and the purchase of needed US.RF Wireless Internet equipment. In June 1999, the Company received $310,000 from the exercise of certain warrants. Approximately 40% of the funds received from the exercise of the warrants was used for working capital and the balance of such funds was utilized for the purchase of needed US.RF Wireless Internet equipment and other Internet-related equipment. Even with the recent influx of cash, the Company continues to seek capital with which to implement, on a full-scale basis, its growth strategy. Without access to additional capital, the Company's expected growth will be significantly impeded.

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

  US.RF Wireless Internet/CyberHighway Strategy. In addition to establishing Wireless Internet access in certain CyberHighway markets, the Company is attempting to expand its Wireless Internet access system market penetration by licensing local, independent ISPs to utilize the Company's US.RF Quick-Cell Wireless Internet System in their particular markets. Initial reaction to this growth strategy from local, independent ISPs has been very positive. However, there is no assurance that the Company will possess sufficient capital with which to accomplish its objectives. Currently, the Company is in need of capital, in order to implement completely its growth plan.

  USURF America National Reseller Program. With recently secured local dial-up Internet access agreements with national backbone providers, the Company expects to launch, in October 1999, its national roll out of its USURF America high-quality dial-up Internet access service. The launch will be made, initially, in 10 as-yet-unidentified-cities through the efforts of resellers, through the Company's National Reseller Program. The resellers of the Company's dial-up Internet access services will receive continuing commissions for customers obtained through their efforts. Based on the initial reaction of prospective resellers, the Company expects its program to yield significant subscriber growth during the forth quarter of 1999 and continuing through 2000, as the Internet continues its growth. There is no assurance that these efforts in expanding its customer base will be successful.

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

  Wireless Internet Joint Venture Monroe, Louisiana. During the second quarter of 1998, the Company entered into a joint venture agreement to implement the Company's US.RF Wireless Internet access system in Monroe, Louisiana. Because of internal problems with the Company's joint venture partner, no joint venture operations have commenced. It is the Company's expectation that, later in 1999, it will take over the joint venture operations and begin Wireless Internet service in Monroe. However, no prediction in this regard can be made.

  Community Television Stations. In furtherance of its plan to focus on the exploitation of its Wireless Internet access products and expansion of its other Internet services, the Company has assigned all of its community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of such entity's common stock. The Company's Board of Directors has declared a dividend with respect to all 1,500,000 New Wave Media Corp. shares.

  Cash Flows from Operating Activities. During Interim 99, the Company's operating activities used $291,206 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $3,560,655 (unaudited), primarily resulting from depreciation and amortization of $3,347,322 (unaudited). The Company also recognized non-cash consulting fees of $756,979 (unaudited) on stock issued for services. The Company also suffered deferred income taxes associated with its acquisition of CyberHighway of $734,370 (unaudited). During Interim 98, the Company's operations used cash of $126,547 (unaudited). The use of cash in the prior period was primarily due to the Company's net loss of $383,734 (unaudited), which includes non-cash consulting fees of $315,615 (unaudited) on stock issued for services. The Company expects to recognize approximately $120,000 for consulting services performed for stock each month during the remainder of Fiscal 99. The Company expects that its operations will provide a modest of amount of cash during the remainder of Fiscal 99, although no prediction in this regard can be made.

  Cash Flows from Investing Activities. Investing activities of the Company during Interim 99 used $193,920 (unaudited), all of which is attributable to capital expenditures ($389,822 [unaudited]), which is offset by cash acquired in acquisitions of $180,812 (unaudited) and proceeds from the disposal of fixed assets of $15,090 (unaudited). The Company's investing activities during Interim 98 used $5,000 (unaudited), all of which was for the purchase of equipment. Although significant purchases of equipment are expected to be made by the Company throughout the remainder of Fiscal 99, the Company's management is unable to predict the level of such equipment purchases. It is not expected that investing activities will provide cash during the remainder of Fiscal 99.

  Cash Flows from Financing Activities. Financing activities of the Company provided $657,930 (unaudited) in cash during Interim 99, compared to Interim 98 when financing activities provided $168,941 (unaudited) in cash. In the current period, the sale of equity securities for $705,000 in cash provided substantially all of the cash provided by the Company's
financing activities.   All of the cash during the prior period was the
result of advances to the Company by a shareholder on open account. The Company continues to seek additional capital with which to pursue its entire business objectives. However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

Management's Plans Relating to Future Liquidity

With the recent restructuring of CyberHighway, the receipt of $395,000 under private offerings during Interim 99, and the receipt of $310,000 from the exercise of warrants, the Company has become relatively liquid and current operations will be sufficient to maintain the Company's liquidity. Also, the Company expects that, prior to the end of Fiscal 99, warrants representing an additional approximately $1,300,000 will be exercised, although there is no assurance that such will be the case. However, the Company's current operations, including the operations of its subsidiaries, will not be insufficient, on their own, to provide expansion capital with which the Company would be able to pursue its growth strategy on a full-scale basis. Although the Company continues to seek capital with which to implement its complete business objectives, there is no assurance that the Company will ever secure capital necessary for its planned expansion.

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

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company intends to institute arbitration proceedings against Net 1, Inc. and its former owners, wherein the Company will seek to rescind the acquisition transaction occurring in August 1999, and recover the 250,000 shares of common stock issued by it in connection with such acquisition. The Company will allege fraud and the failure to make statements necessary to make statements made not misleading. Although the Company believes it will be successful on the merits of such action, no prediction in this regard can be made.

The Company and/or CyberHighway are currently defendants in the following styled lawsuits and administrative proceeding: (1) David W. Brown v. USURF America, Inc. and CyberHighway, Inc., Civil Case No. CV OC 9904230D, District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada; (2) Julius W. Basham, II, and David W. Brown and Wm. Kim Stimpson, Involuntary Plaintiffs, v. USURF America, Inc., a Nevada corporation, formerly known as Internet Media, Inc.; and (3) Unemployment Claim, David W. Brown v. CyberHighway, Inc., before the Industrial Commission of the State of Idaho, IDOL 3362-1999.

A tentative settlement has been reached as to all of the foregoing legal proceedings. A formal Settlement Agreement is expected to be executed within three days of the date of this Quarterly Report on Form 10-QSB, whereby all claims would be dismissed, with prejudice. All of the claims arise out of the change of management of CyberHighway, which occurred in July 1999. Upon execution of the formal Settlement Agreement, the Company intends to file a Current Report on Form 8-K.

Item 2.  Changes in Securities.

During the three months ended June 30, 1999, the Company issued securities as follows:

     1.(a) Securities Sold. In May 1999, the Company issued 35,000 shares of its Common Stock and 35,000 warrants.
       (b) Underwriters and Other Purchasers. Such shares were issued to Walter Engler (10,000) and Shelter Capital Ltd. (25,000).
       (c) Consideration. Such shares were sold for $3.00 per share, with no consideration being attached to the warrants.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise. The warrants issued are exercisable for a period of one year from their date of issuance, at an exercise price of $7.00.

     2.(a) Securities Sold. In June 1999, the Company issued 155,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to investors in an earlier private offering.
       (c) Consideration.  Such shares were sold for $2.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     3.(a) Securities Sold. In June 1999, the Company issued 500,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to IB Channel, pursuant to an Financial Public Relations Agreement.
       (c) Consideration.  Such shares were valued at $4.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

Subsequent to June 30, 1999, the Company has issued unregistered securities, as follows:

     1.(a) Securities Sold. In July 1999, the Company issued 150,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Mark Bove.
       (c) Consideration. Such shares were valued at $4.00, pursuant to a Business Acquisition Agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     2.(a) Securities Sold. In August 1999, the Company issued 127,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Premier Internet Services, Inc.
       (c) Consideration. Such shares were issued under a reorganization agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     3.(a) Securities Sold. In August 1999, the Company issued 250,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Net 1, Inc.
       (c) Consideration. Such shares were issued under a reorganization agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on From 8-K.

          No Current Report on Form 8-K was filed during the three months ended June 30, 1999.

          Subsequent to June 30, 1999, on or about July 21,
          1999, the Company filed a Current Report on Form
          8-K in which the Company reported a change of corporate name.

                          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: October 11, 1999.

                          USURF AMERICA, INC.


                          By: /s/ David M. Loflin
                               David M. Loflin
                               President and
                               Principal Financial Officer