Form 10QSB
period 1999-09-30
USURF AMERICA INC
filed 1999-11-24
CIK 1035398

Form 10-QSB

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                            OR

  [   ]  Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934

       For the transition period from     to       .

               Commission File No. 1-15383

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

Yes [   ]        No [  X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    Class                  Outstanding as of 11-19-99

Common Stock,
 $.0001 par value                 12,370,977



              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    USURF America, Inc.


Consolidated Balance Sheets as of September 30,
 1999 (unaudited), and December 31, 1998

Consolidated Statement of Operations for the Three Months Ended September 30, 1999 and
 1998 (unaudited), and the Nine Months Ended
 September 30, 1999 and 1998 (unaudited)

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999 and
 1998 (unaudited)

Notes to Consolidated Financial Statements


           USURF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET


                            12/31/98          9/30/99
                            (audited)       (unaudited)

ASSETS

CURRENT ASSETS
   Cash                    $     7,232       $   87,456
   Accounts receivable           1,033          221,576
   Due from affiliate                0            1,614
   Inventory                         0           32,150
   Prepaid expenses                  0           22,253
   Deposits                          0                0
                            ----------       ----------

      Total current
       assets                    8,265          365,049

PROPERTY AND EQUIPMENT,
   net of accumulated
    depreciation of $1,412
    and $472,234,
    respectively               247,267        1,425,253

INVESTMENTS                     43,750           54,260

INTANGIBLES
   Licenses and rights to
    leases of licenses, net
    of accumulated
    amortization                34,207           76,932
   Acquired customer base,
    net of accumulated
    amortization of $0
    and $3,526,211
    respectively                     0       12,851,404
   Goodwill, net of
    accumulated
    amortization of $0
    and $1,770,263
    respectively                     0        6,368,172
                            ----------       ----------

                                34,207       19,296,678
                            ----------       ----------
      Total assets            $333,659      $20,669,006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable -
    current portion                  0           15,605
   Leases payable -
    current portion                  0                0
   Accounts payable -
    trade                            0           93,069
   Customer deposits                 0            1,787
   Accounts payable -
    affiliate                   10,069           10,069
   Property dividends
    payable                     57,519           57,519
   Taxes payable                     0              731
   Accrued expenses             19,652           73,357
   Accrued interest -
    majority stockholder        15,416           20,561
   Notes payable to
    majority stockholder       146,415          209,926
   Deferred revenue                  0           73,788
                            ----------       ----------

      Total current
       liabilities             249,071          556,412

LONG-TERM LIABILITIES
   Deferred tax liability            0        4,352,451
                            ----------       ----------

         Total
          liabilities          249,071        4,908,863

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    8,497,259 and
    11,819,259 shares
    issued and
    outstanding,
    respectively                   850            1,182
   Additional paid-in
    capital                  2,874,189       25,043,684
   Deficit accumulated
    during the
    development stage       (1,686,667)      (7,306,112)
   Subscriptions
    receivable                    (860)            (860)
   Deferred consulting      (1,102,924)      (1,977,751)
                            ----------       ----------

                                84,588       15,760,143
                            ----------       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $333,659      $20,669,006



            USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS

                     Three Months Ended  Nine Months Ended
                        September 30,       September 30,
                       1999      1998     1999      1998
           (unaudited)        (unaudited)

Revenue        $  781,282  $   3,200  $2,047,364  $   3,200
 Cost of
  Goods Sold     (216,021)         0    (687,895)         0
   Gross
    Profit        565,261      3,200   1,359,469      3,200

Operating
 Expenses
  Depreciation
   and amorti-
   zation       2,086,017        345   5,433,339      1,035
   Professional
    fees          381,879    108,205   1,212,366    393,349
   Rent            35,920      7,203      88,837      7,318
   Salary and
    commissions   369,276    113,128     979,291    113,816
   Contract
    services       64,839          0      64,839          0
   Advertising     35,024          0      88,273          0
   Other           95,718    199,888     284,929    334,765

    Total
     Operating
     Expenses   3,068,673    428,769   8,151,874    850,283

    Loss from
     opera-
     tions     (2,503,417)  (425,569) (6,792,405)  (847,083)

Other income
 (expense)
  Interest
   expense         (3,725)         0      (9,758)         0

Loss before
 income tax    (2,507,137)  (425,569) (6,802,163)  (847,083)

Income tax
 benefit          448,347          0   1,182,718          0

   Net loss   $(2,058,790) $(425,569)$(5,619,445) $(847,083)

   Net loss
    per
    common
    share        (0.17)      (.059)     (0.51)       (.12)

   Weighted
    average
    number
    of shares
     out-
     stand-
     ing       11,784,748 7,201,922 11,034,764 7,057,000



            USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

                       Nine Months Ended   Nine Months Ended
                            9/30/99             9/30/98
                          (unaudited)         (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss             $(5,619,445)          $(847,083)

   Adjustment to
    reconcile net loss
    to net cash used
    in operating
    activities
     Depreciation and
      amortization        5,433,339               1,035
     Recognition of
      services per-
      formed for
      stock               1,125,173             553,874
     Deferred income
      taxes              (1,183,920)                  0
     Due from
      affiliate              (1,614)                  0
     Loss on
      disposal                  280                   0
     Accounts
      receivable           (126,941)                  0
     Inventory               38,575                   0
     Deposits                     0                   0
     Customer
      deposits                1,787                   0
     Taxes payable              731                   0
     Other assets           (38,420)                  0
     Deferred revenue         9,446                   0
     Accounts payable -
      trade                (91,584)             (65,106)
     Prepaid expenses        (8,773)                  0
     Accrued expenses        35,551               5,988

       Net cash used
        in operating
        activities         (425,815)           (341,484)
CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds on disposal
    of fixed assets          15,090                   0
   Purchase of business           0             (25,000)
   Cash acquired in
    acquisitions            186,318                   0
   Capital expenditures    (423,295)             (5,000)

      Net cash used
       in investing
       activities          (221,887)            (30,000)

CASH FLOWS FROM
FINANCING ACTIVITIES
   Payments on notes
    payable                 (55,673)                  0
   Payments on capital
    lease obligations          (722)                  0
   Increase in note
    payable to
    stockholder              62,000               8,941
   Issuance of common
    stock for cash          395,000             340,000
   Warrants exercised       337,321                   0
   Payment on note
    payable - stockholder   (10,000)            (30,000)

      Net cash provided
       by financing
       activities           727,926             348,941

      Net increase
       (decrease)
       in cash               80,224             (22,543)

Cash, beginning of period     7,232              37,394

Cash, end of period          87,456              14,852

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

In August 1999, the Company acquired all of the stock of Premier Internet Services, Inc. by issuing 127,000 shares of stock valued at $508,000. This acquisition was accounted for as a purchase business combination.

In August 1999, the Company acquired the going business known as www.usurf.com by issuing 150,000 shares of stock valued at $600,000. This acquisition was accounted for as a purchase business combination.

In August 1999, the Company acquired all of the stock of Net 1, Inc. by issuing 250,000 shares of stock valued at $1,000,000. Because the Company has tendered the stock of Net 1, Inc. for rescission of the acquisition transaction, none of the operating data or balance sheet data associated with Net 1, Inc. is presented.


                    USURF AMERICA, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Nine Months Ended September 30, 1999
                        (Unaudited)

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

Effective December 31, 1996, IMC acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995 (WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri. The acquisition of WEI and MCTV by USURF was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of
interests.    Effective October 8, 1998, the Company formed Santa Fe
Wireless Internet, Inc., a New Mexico corporation (SFWI), to hold the assets acquired from Desert Rain Internet Services (DSRT), an Internet Service Provider (ISP). SFWI was organized to operate as an Internet Service Provider (ISP). The acquisition of DSRT was accounted for as a purchase whereby the cost is allocated to the assets acquired.

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

In August 1999, the Company acquired, by merger, Premier Internet Services, Inc., an Idaho corporation ("PISI"), in exchange for shares of Company common stock. This acquisition was accounted for as a purchase.

In August 1999, the Company acquired the going business known as www.usurf.com ("usurf.com"), in exchange for shares of Company common stock. This acquisition was accounted for as a purchase.

In August 1999, the Company acquired, by merger, Net 1, Inc., an Alabama corporation ("Net 1"), in exchange for shares of Company common stock. Because the Company has tendered the stock of Net 1, Inc. for rescission of the acquisition transaction, none of the operating data or balance sheet data associated with Net 1, Inc. is presented. The Company is involved in arbitration of its demand for rescission.

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 1999 and 1998, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

Effective August 14, the Company acquired usurf.com, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective August 30, 1999, the Company acquired PISI, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective August 20, 1999, the Company acquired Net 1. Because the Company has tendered the stock of Net 1, Inc. for rescission of the acquisition transaction, none of the operating data or balance sheet data associated with Net 1, Inc. is presented. The Company is involved in arbitration of its demand for rescission.

Note 4.  Notes Payable to Shareholder

                                   September 30, 1999
                                       (unaudited)
Notes payable to majority
stockholder, interest
accrues at 8%, due on
demand and unsecured                    $209,926

Note 5.  Stock Issuances

During the nine months ended September 30, 1999, the Company issued shares of common stock, as follows:

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

H. In July 1999, 150,000 shares were issued in the acquisition of usurf.com, which shares were valued at $4.00 per share, or $600,000 in the aggregate.

I. In August 1999, 127,000 shares were issued in the acquisition of PISI, which shares were valued at $4.00 per share, or $508,000 in the aggregate.

J. Also in August 1999, 250,000 shares were issued in the acquisition of Net 1, which shares were valued at $4.00 per share. However, because the Company has tendered the stock of Net 1 for rescission of the acquisition transaction, none of the operating data or balance sheet data associated with Net 1 is presented. The Company is involved in arbitration of its demand for rescission. Although the Company believes it will be successful on the merits of its claims, no prediction as to the outcome of such arbitration can be made.

Note 6.  Subsequent Events

In November 1999, the Company issued 50,000 shares in a private offering, which shares were sold for $3.00 per share. A like number of warrants, exercisable at $6.00 per share, were issued to the purchaser of such shares. Michael Cohn, a director of the Company, purchase such securities.
 Mr. Cohn's purchase was made in connection with a private offering of securities made by the Company to other persons who have no affiliation with the Company.

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

In September 1998, the Company, through its subsidiary, Santa Fe Wireless Internet, Inc., a New Mexico corporation ("SFWI"), acquired the assets and going business of Desert Rain Internet Services ("DSRT"), a Santa Fe, New Mexico-based Internet Service Provider (ISP), for $25,000 in cash. In June 1999, the Company, through SFWI, acquired Santa Fe Trail Internet Plus, Inc., a New Mexico corporation ("Trail"), another Santa Fe, New Mexico-based ISP, for 100,000 shares of Company Common Stock. The acquisition of Trail is reflected in the discussion below, with Trail's operating results from the date of its acquisition, June 2, 1999, through September 30, 1999, being included in this discussion. Until the acquisition of Trail, the Company continued to operate DSRT under the "Desert Rain Internet Services" trade name. Upon consummating the acquisition of Trail, the operations of DSRT were combined with those of Trail, and the Santa Fe, New Mexico, operations of the Company operate under Trail's trade name. In August 1999, the Company acquired the going business known as www.usurf.com ("usurf.com"), in consideration of 150,000 shares of Company common stock. The acquisition of usurf.com is reflected in the discussion below, with usurf.com's operating results from the date of its acquisition, August 14, 1999, through September 30, 1999. In August 1999, the Company, through its subsidiary, CyberHighway, Inc., acquired Premier Internet Services, Inc. ("PISI"), an Idaho-based ISP, in consideration of 127,000 shares of Company common stock. The acquisition of usurf.com is reflected in the discussion below, with usurf.com's operating results from the date of its acquisition, August 30, 1999, through September 30, 1999. In August 1999, the Company acquired Net 1, Inc. ("Net 1"), an Alabama-based ISP, in consideration of 250,000 shares of Company common stock. Because the Company has tendered the stock of Net 1 for rescission of the acquisition transaction, none of the operating data or balance sheet data associated with Net 1 is presented in the discussion below. The Company is involved in arbitration of its demand for rescission. Although the Company believes it will be successful on the merits of its claims, no prediction as to the outcome of such arbitration can be made (see "Part II Other Information, Item 1. Legal Proceedings").

On January 29, 1999, the Company acquired all of the outstanding capital stock of CyberHighway, Inc. ("CyberHighway"), a Boise, Idaho-based ISP with approximately 27,000 subscribers, in exchange for 2,000,000 shares of Company Common Stock. The results of operations discussed below include the operations of CyberHighway from January 29, 1999 through September 30, 1999.

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

Because the Company, WEI and MCTV were combined in a reorganization of entities under common control, the presentation contained in the financial statements of the Company has been prepared in a manner similar to the pooling-of-interests method. The acquisitions of CyberHighway, Trail, usurf.com and PISI were accounted for as purchases, not as pooling of interests. In this regard, reference is made to the notes to the Company's financial statements appearing elsewhere herein. The following discussion reflects such financial statement presentation.

Recent Restructuring

In July 1999, the Company made sweeping changes to the management of its largest subsidiary, CyberHighway. These changes included completely replacing the board of directors and officers of CyberHighway, as well as a workforce reduction from 33 to 22. It is expected that additional personnel reductions will be made during the remainder of Fiscal 99 and during the first quarter of 2000. The changes in the management of CyberHighway were made due to differing managerial philosophies. Under the prior management, CyberHighway had, during May 1999, begun to sustain operating losses, primarily due to the addition of numerous salaried salespersons, who failed to produce sales revenues. The new management of CyberHighway instituted the restructuring and personnel reductions as the only means by which it could return CyberHighway to a positive cash flow position. In September 1999, CyberHighway's cash flow returned to a positive status, in line with its 1998 cash flow results.

Present Business Focus

In October 1999, the Company's management determined to commit, for the foreseeable future, all available capital to the exploitation of its US.RF Wireless Internet access products. Also, the Company intends to continue its pursuit of acquisitions of relatively small, local ISPs by which to expand its customer base, as well as the acquisition of businesses complimentary to the Company's core Internet access business.

Results of Operations

  Nine Months Ended September 30, 1999, versus
   Nine Months Ended September 30, 1998.

  General. During the nine months ended September 30, 1998 ("Interim 98"), the Company had nominal revenues. During the nine months ended September 30, 1999 ("Interim 99"), the Company had revenues of $2,047,364 (unaudited). This increase in revenues is primarily attributable to the Company's acquisition of CyberHighway. As discussed above, during Interim 98, the Company determined to cease, for the foreseeable future, activities in its Wireless Cable Segment, in addition to agreeing to dispose of all community-television-related assets.

  For Interim 99, the Company suffered a net loss of $5,619,445 (unaudited) compared to a net loss of $847,083 (unaudited) for Interim 98. The Company's net loss for Interim 98 is attributable in large measure to the issuance of shares of Company common stock pursuant to various consulting agreements, as well as the payment of accounts payable. During Interim 99, however, the Company's net loss is attributable in large measure to the amortization and depreciation of acquired customer bases and goodwill ($5,433,339 [unaudited]), while $1,212,366 (unaudited) in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements and $979,291 (unaudited) in salary and commissions was expensed. For the remainder of the year to end December 31, 1999 ("Fiscal 99"), the Company expects to expense approximately $670,000 of amortization of acquired customer bases and goodwill per month and approximately $120,000 each month, due to stock issuances under various consulting agreements. During Interim 99, the Company issued 500,000 shares of common stock under a consulting agreement, which shares were valued at $4.00 per share, or $2,000,000, in the aggregate. Approximately $33,000 will be expensed each month during the five year term of such consulting agreement.

  Subsequent to September 30, 1999, the Company has issued a total of ______ shares to three consultants, all of which shares were valued at $3.00 per share. These consulting agreements are short-term in nature, two being for a period of four months and one being for a period of six months.
 The values of these consulting agreements will be expensed in equal monthly amounts over their respective terms.

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

Liquidity and Capital Resources

  September 30, 1999. From its inception (November 1996) through June 1998, the Company required little capital with which to operate and had, throughout such period of time, a significant working capital deficit. In June 1998, the Company obtained the first funds of a total of $340,000 in a private offering of its securities, which drastically improved the Company's financial condition. At September 30, 1999, the Company's working capital deficit was $191,363 (unaudited) compared to a working capital deficit of $240,806 at December 31, 1998. This improvement in the Company's liquidity position is attributable to its acquisition of CyberHighway and, more significantly, to its ability to obtain approximately $730,000 from private sales of equity securities, during Interim 99. In January 1999, the Company obtained $270,000 from the sale of its securities; in May 1999, the Company obtained $105,000 from the sale of its securities. Also, in June 1999, the Company received $310,000 from the exercise of certain warrants. In August 1999, the Company received $27,321 from the exercise of certain warrants. Given the recent personnel reductions and other restructuring at CyberHighway, currently, the Company is relatively liquid as it conducts is operations. However, as discussed below, the Company continues to attempt to secure additional capital with which to pursue fully its business objectives.

  The Company's only long-term liability, a deferred tax liability item of $4,352,451 (unaudited), arose upon the acquisition of CyberHighway. It is possible that similar liability items may be added to the Company's balance sheet, upon future acquisitions, although no prediction in this regard can be made.

   From inception through June 30, 1999, the Company's President, David M. Loflin, loaned to the Company a total of approximately $249,000, which funds were used primarily for operating expenses of the Company, $40,000 of which has been repaid. During the three months ended September 30, 1999, Mr. Loflin has loaned the Company a total of $62,000, which funds were used primarily for one-time-only expenses associated with the restructuring of CyberHighway, including legal fees. Currently, the Company owes Mr. Loflin a total of $209,926. The loans from Mr. Loflin bear interest at 8% per annum and are payable on demand. The Company does not currently have funds available to repay any of the amounts owed to Mr. Loflin. Mr. Loflin has advised the Company that he does not intend to make further demand for repayment of such loans for the foreseeable future. Nevertheless, should Mr. Loflin make such demand for repayment, the Company could be unable to satisfy such demand, which would have a materially adverse affect on the Company.

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

  Prior to the acquisition of CyberHighway and in January 1999, the Company obtained $270,000 in a private offering of its equity securities. This infusion of funds allowed the Company again to bring its accounts current and to purchase needed US.RF Wireless Internet equipment for use in the Company's growth strategy. In May 1999, the Company obtained $105,000 in a private offering of its equity securities, which funds were applied to operating expenses of the Company and the purchase of needed US.RF Wireless Internet equipment. In June 1999, the Company received $310,000 from the exercise of certain warrants. Approximately 40% of the funds received from the exercise of the warrants was used for working capital and the balance of such funds was utilized for the purchase of needed US.RF Wireless Internet equipment and other Internet-related equipment. In August 1999, the Company received 27,321 from the exercise of certain warrants, which funds were used for working capital.

  Subsequent to September 30, 1999, the Company obtained $150,000 in a private offering of its securities. In such offering, 50,000 shares were sold for $3.00 per share. Such funds were used for operating expenses and for the purchase of equipment needed in its Wireless Internet operations.

  Even with the recent influx of cash, the Company continues to seek capital with which to implement, on a full-scale basis, its growth strategy. Without access to additional capital, the Company's expected growth will be significantly impeded.

  In addition, the Company expects that, prior to the end of the first quarter of 2000, warrants representing an additional approximately $1,700,000 will be exercised, although there is no assurance that such will be the case.

  Commitment to Wireless Internet Business. In October 1999, the Company's management determined to apply, for the foreseeable future, all available capital to the exploitation of the Company's US.RF Wireless Internet access products. However, there is no assurance that the Company will obtain sufficient capital with which to exploit fully its plan of business.

  Growth Strategy; Proposed Acquisitions. During the past year, as the Company has refined its growth strategy, it has determined that, for a purveyor of Internet access to achieve the greatest growth and economies of scale, it is necessary to offer traditional dial-up Internet access and the Company's US.RF Wireless Internet access products. Thus, to reach more Internet users, the Company will continue to provide high quality dial-up Internet access service as it deploys its Wireless Internet products in its markets. The Company's growth strategy is based on its ability to offer high quality Internet access through traditional means, telephone-line based dial-up service, and through its Wireless Internet access products.

  US.RF Wireless Internet Strategy. The Company is attempting to implement, on a broad basis, a plan designed to establish its Wireless Internet access systems in 25 selected markets. The Company is currently negotiating for a nation-wide agreement with a well-known Internet backbone provider, that would provide the Company with an extremely cost-effective connection to the Internet, into which its US.RF Wireless Internet access systems would connect. Currently, the Company is in need of capital, in order to implement completely its growth plan.

  USURF America National Reseller Program. With recently secured local dial-up Internet access agreements with national backbone providers, the Company will soon launch its national roll out of its USURF America high-quality dial-up Internet access service. The launch will be made, initially, in 10 as-yet-unidentified-cities through the efforts of resellers, through the Company's National Reseller Program. The resellers of the Company's dial-up Internet access services will receive continuing commissions for customers obtained through their efforts. Sue to unexpected delays in the national launch of this National Reseller Program, the Company expects its program to yield minor subscriber growth during the forth quarter of 1999, while it expects, based on the initial reaction of prospective resellers, its National Reseller Program to yield significant subscriber growth through 2000, as the Internet continues its growth.
There is no assurance that these efforts in expanding its customer base will be successful.

  ISP Acquisitions; Hub and Spoke Concept. The Company's growth strategy includes the acquisition of relatively small local, independent ISPs in a certain key city (or cities, depending on the size of a state) in each state. Each of these acquired ISPs would be subsumed into the Company's national Internet network and would serve as a hub for the Company's operations in a particular state. For example, in a state with a small population, the Company would acquire a single ISP to serve as the hub in that particular state, whereas, in a heavily populated state with several urban centers, the Company would likely acquire an ISP in each urban center. An acquired ISP would serve as a hub to same-state Company-owned ISPs, who would, through telephone-line connections, be spokes in the Company's national Internet network. The Company believes that this hub and spoke concept is one which will afford the Company the greatest opportunity to achieve needed economies of scale in each of its markets.

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

  Wireless Internet Joint Venture Monroe, Louisiana. During the second quarter of 1998, the Company entered into a joint venture agreement to implement the Company's US.RF Wireless Internet access system in Monroe, Louisiana. Because of internal problems with the Company's joint venture partner, no joint venture operations have commenced. It is the Company's expectation that, in the first quarter of 2000, it will take over the joint venture operations and begin Wireless Internet service in Monroe. However, no prediction in this regard can be made.

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

  Cash Flows from Operating Activities. During Interim 99, the Company's operating activities used $425,815 (unaudited). The use of cash in the current period is primarily due to the Company's net loss of $5,619,445 (unaudited), primarily resulting from depreciation and amortization of $5,433,339 (unaudited). The Company also recognized non-cash consulting fees of $1,125,1773 (unaudited) on stock issued for services. The Company also suffered deferred income taxes associated with its acquisition of CyberHighway of $1,183,920 (unaudited). During Interim 98, the Company's operations used cash of $341,484 (unaudited). The use of cash in the prior period was primarily due to the Company's net loss of $847,083 (unaudited), which includes non-cash consulting fees of $553,874 (unaudited) on stock issued for services. The Company expects to recognize approximately $120,000 for consulting services performed for stock each month during the remainder of Fiscal 99. The Company expects that its operations will provide a modest of amount of cash during the remainder of Fiscal 99 and the first quarter of 2000, though not at levels that would offset the recognition of non-cash consulting fees. No prediction in this regard can be made.

  Cash Flows from Investing Activities. Investing activities of the Company during Interim 99 used $221,887 (unaudited), all of which is attributable to capital expenditures ($423,295 [unaudited]), which is offset by cash acquired in acquisitions of $186,318 (unaudited) and proceeds from the disposal of fixed assets of $15,090 (unaudited). The Company's investing activities during Interim 98 used $30,000 (unaudited), $25,000 of which was used to acquire DSRT and $5,000 of which was for the purchase of equipment. Although significant purchases of equipment are expected to be made by the Company throughout the remainder of Fiscal 99 and the first quarter of 2000, the Company's management is unable to predict the level of such equipment purchases, due to its inability to predict levels of available capital for such use. It is not expected that investing activities will provide cash during the remainder of Fiscal 99 and the first quarter of 2000.

  Cash Flows from Financing Activities. Financing activities of the Company provided $727,926 (unaudited) in cash during Interim 99, compared to Interim 98 when financing activities provided $348,941 (unaudited) in cash. In the current period, the sale of equity securities for $732,321 (unaudited) in cash provided the great majority of the cash provided by the Company's financing activities, while $62,000 in cash was derived from
shareholder loans.   Substantially all of the cash during the prior period
was the result of sales of Company common stock in a private offering. The Company continues to seek additional capital with which to pursue its entire business objectives. However, no prediction as to the level of such cash can be made by management, nor can any assurance be made that any cash will be provided by financing activities.

Management's Plans Relating to Future Liquidity

With the recent restructuring of CyberHighway, the receipt of $395,000 under private offerings during Interim 99, and the receipt of $337,321 from the exercise of warrants, the Company has become relatively liquid and current operations will be sufficient to maintain the Company's liquidity. Also, the Company expects that, prior to the end of the first quarter of 2000, warrants representing an additional approximately $1,700,000 will be exercised, although there is no assurance that such will be the case.
However, the Company's current operations, including the operations of its subsidiaries, will not be sufficient, on their own, to provide expansion capital with which the Company would be able to pursue its growth strategy on a full-scale basis. Although the Company continues to seek capital with which to implement its complete business objectives, there is no assurance that the Company will ever secure capital necessary for its planned expansion.

Capital Expenditures

During the remainder of Fiscal 99, the Company expects to apply substantially all of its available capital to (1) the purchase of US.RF Wireless Internet equipment and the construction of local US.RF Wireless Internet access systems and/or (2) the acquisition of one or more existing local, independent ISPs, into which the Company can essentially "plug-in" its US.RF Wireless Internet access system. The Company currently is seeking between two and three million dollars with which to implement, on a full-scale basis, its growth strategy. Although the Company expects that it will be able to secure sufficient expansion capital, there is no assurance that such will be the case.

CERTAIN STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE, THUS, PROSPECTIVE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS IS THE COMPANY'S ABILITY TO OBTAIN CAPITAL IN AMOUNTS NECESSARY FOR IT TO ACCOMPLISH ITS PLAN FOR THE EXPLOITATION OF ITS US.RF WIRELESS INTERNET ACCESS PRODUCTS, AS WELL AS CONSUMER ACCEPTANCE OF SUCH PRODUCTS.

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has received a notice of intent to arbitrate from Mr. Knud Nielsen, III. Mr. Nielsen received shares of Company common stock in connection with the Company's acquisition of Net 1, Inc. Mr. Nielsen is seeking to enforce rights of registration with respect to certain of the shares of Company common stock received by him in the Net 1, Inc. acquisition transaction.

In September 1999, the Company tendered the acquired shares of capital stock of Net 1, Inc. for rescission. The Company made such tender of rescission, due to numerous and material misrepresentations made by Net 1, Inc. and its principals. The Company had intended to commence arbitration to pursue its rescission claim.

Now, the Company will present its rescission claim as a counterclaim in the pending arbitration proceeding. The counterclaim will be made against Net 1, Inc. and its former owners, including Mr. Nielsen, wherein the Company will seek to rescind the acquisition transaction that occurred in August 1999, and recover the 250,000 shares of common stock issued by it in connection with such acquisition. The Company will allege fraud and the failure to make statements necessary to make statements made not misleading. Although the Company believes it will be successful on the merits of such action, no prediction in this regard can be made.

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

A tentative settlement has been reached as to all of the foregoing legal proceedings. A formal Settlement Agreement is expected to be executed in the near future, whereby all claims would be dismissed, with prejudice. All of the claims arise out of the change of management of CyberHighway, which occurred in July 1999. Upon execution of the formal Settlement Agreement, the Company intends to file a Current Report on Form 8-K.

Item 2.  Changes in Securities.

During the three months ended September 30, 1999, the Company issued securities as follows:

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

     4.(a) Securities Sold. In August 1999, the Company issued 27,321 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Terry Lewis.
       (c) Consideration. Such shares were issued for cash in the amount of $1.00 per share, pursuant to the terms of exercise of certain warrants.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.


Subsequent to September 30, 1999, the Company has issued unregistered securities, as follows:

     1.(a) Securities Sold. In November 1999, the Company issued 50,000 shares of its Common Stock and 50,000 warrants to purchase shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Michael Cohn.
       (c) Consideration. Such shares were sold for cash in the amount of $3.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise. The warrants may be exercised for a period of two years from their date of issue at an exercise price of $6.00 per share. Such warrants are redeemable by the Company at any time that the price for the Company's Common Stock has closed at a price in excess of $7.50 for five consecutive trading days.

     2.(a) Securities Sold. In October 1999, the Company issued 30,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Peter Rochow.
       (c) Consideration. Such shares were issued under a consulting agreement, and were valued at $3.00 per share pursuant to the terms of such agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     3.(a) Securities Sold. In October 1999, the Company issued 25,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to F/S Partners.
       (c) Consideration. Such shares were issued under a consulting agreement, and were valued at $3.00 per share pursuant to the terms of such agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     4.(a) Securities Sold. In October 1999, the Company issued 6,000 shares of its Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to JF Mills/Worldwide.
       (c) Consideration. Such shares were issued under a consulting agreement, and were valued at $3.00 per share pursuant to the terms of such agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on From 8-K.

          During the three months ended September 30, 1999, on or about July 21, 1999, the Company filed a Current Report on Form 8-K in which the Company reported a change of corporate name.

                          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: November 23, 1999.

                          USURF AMERICA, INC.


                          By: /s/ David M. Loflin
                               David M. Loflin
                               President and
                               Principal Financial Officer