Form 10KSB
period 1999-12-31
USURF AMERICA INC
filed 2000-04-14
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     Form 10-KSB

[  X  ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999

[     ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Transition Period From ________ to ________

                              Commission File No. 1-15383

                                   USURF America, Inc.
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

   Common Stock                            The American Stock Exchange

              Securities Registered under Section 12(g) of the Exchange Act:

                                         None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.
Yes [ X ]    No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [    ]

Registrant's revenues for its most recent fiscal year were $2,547,225.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of April 11, 2000, was approximately $41,011,364.

The number of shares outstanding of the issuer's common equity as of April 11, 2000, was 13,120,845 shares of common stock, par value $.0001.

Documents Incorporated by Reference: Current Report on Form 8-K, date of event: November 30, 1999;and Current Report on Form 8-K, date of event:
January 11, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No
[ X ]

                                      PART I

Item 1.  Description of Business

History

In July 1999, we changed our name to "USURF America, Inc.", from "Internet Media Corporation". We were incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company in the wireless cable and community (low power) television industries. Due to current market conditions in the wireless cable industry, we have abandoned efforts to develop our wireless cable properties. In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products, we assigned all of our community (low power) television properties to New Wave Media Corp.

Since September 1998, we have acquired the following businesses:

     - in September 1998, we acquired the assets and going business of Desert Rain Internet Services, a Santa Fe, New Mexico-based ISP;

     -  in January 1999, we acquired CyberHighway, a Boise, Idaho-based ISP;

     - in June 1999, we acquired Santa Fe Trail Internet Plus, Inc., another Santa Fe, New Mexico-based ISP;

     - in July 1999, we acquired the business known as www.usurf.com, an Internet e-commerce web portal;

     - in August 1999, we acquired Net 1, Inc., an Alabama-based ISP; we are seeking to rescind this transaction;

     - in August 1999, we acquired Premier Internet Services, Inc., an Idaho Falls, Idaho-based ISP;

     - in November 1999, we acquired the customer base of Cyber Mountain, Inc., a Denver, Colorado-based ISP, which was an affiliate-ISP in our CyberHighway network;

     - in December 1999, we acquired a portion of the customer base of CyberHighway of North Georgia, Inc., a Demorest, Georgia-based ISP, which was an affiliate-ISP in our CyberHighway network;

     -  in February 2000, we acquired The Spinning Wheel, Inc., a
Pocatello, Idaho-based ISP, which was an affiliate-ISP in our CyberHighway network; and

     - in February 2000, we acquired Internet Innovations, L.L.C., a Baton Rouge, Louisiana-based web design firm.

Current Overview

Our management has committed all available current and future capital to the commercial exploitation of our Quick-Cell wireless Internet access products. It is these products upon which our future is based.

We will continue to pursue dial-up Internet access customer growth, but we do not expect to commit any significant amount of capital to this effort. Also, we will continue to develop our e-commerce business, through our web portal e-tail.com, but we do not expect to commit any significant amount of capital to this effort.

Recent Developments

We recently signed a letter of intent with US West. We expect to execute final agreements with US West in the near future. US West, however, already is providing services as though the final agreements had been signed. Our alliance with US West is a key to our ability to establish Quick-Cell systems at the rapid rate we are pursuing.

We have negotiated contracts with two companies that serve as Internet backbone providers. These companies are NaviNet, Inc. and ioNET, Inc., a subsidiary of PSINet, Inc. These agreements, plus our existing agreement with Electric Lightwave, have, in effect, transformed us from a regional ISP to a national ISP, an ISP that can provide dial-up Internet access in the vast majority of the 100 largest metropolitan statistical areas in the United States.

Proposed Transactions

We intend to search actively for business acquisitions, which may be in the form of mergers, stock-for-stock exchanges or stock-for-assets acquisitions. While we have established no specific criteria for evaluating potential acquisition candidates, it is our management's intention to pursue acquisition transactions with businesses with a history of earnings or a potential for future growth, or both. We have filed a registration statement on Form S-1 (SEC File No. 333-96027) to register 2,000,000 shares of our common stock for future issuance. We intend to utilize the 2,000,000 shares so registered for this purpose in completing any such acquisition. We have not agreed to acquire any particular business with these shares. We cannot assure you that we will be able to acquire any business through use of these shares, or otherwise.

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

The following factors, in our estimation, are primarily contributing to the Internet's continued rapid growth:

     - the Internet has become, on a global scale, an accepted communication medium, enabling people to obtain and share information and conduct business electronically;

     -  the proliferation of affordable personal computers;

     - advances in the performance and speed of personal computers, modems and networking components;

     -  improvements in telecommunication network infrastructures;

     -  ease of access to the Internet; and

     - the increasing use of the Internet by businesses as a competitive tool.

  Internet Access.

Internet access services represent the means by which ISPs interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access, like that provided by us, for individuals and small businesses to high-speed dedicated transmission lines for broadband access by large organizations to wireless Internet access systems, like our Quick-Cell wireless Internet access products. An ISP provides Internet access either by developing a proprietary network infrastructure or by purchasing access service from a wholesale access vendor, or through a combination of both. The rapid development and growth of the Internet have resulted in a highly competitive and fragmented industry consisting of approximately 4,500 ISPs in the United States, with most having customer bases of less than 5,000 subscribers. The vast majority of U.S.-based ISPs conduct their operations within a single city or state, with just a small number of ISPs, such as EarthLink, providing nationwide coverage. Due to the disparity between the large number of smaller ISPs with limited resources and the emergence of a limited number of national ISPs with their associated economies of scale, the ISP industry is expected to undergo substantial consolidation.

  Electronic Commerce Over the Internet.

The Internet has created a new communication and sales channel that enables businesses to interact with large numbers of geographically dispersed consumers and other businesses. With the recent growth of the Internet, there have emerged many companies that focus solely on the Internet as the medium for selling products or delivering services directly to purchasers, bypassing traditional wholesale and retail channels. Moreover, businesses are implementing sophisticated Web sites to effect electronic commerce initiatives that offer competitive advantages. These businesses are deploying an expanding variety of Internet-enabled applications, ranging from Web-site marketing and recruiting programs to on-line customer interaction systems, telecommunications services, integrated purchase order and "just-in-time" inventory solutions for key customers and suppliers. These on-line capabilities require increasingly complex Web sites and accompanying support operations. In addition, advances in on-line security and payment mechanisms are more adequately addressing consumers' concerns associated with conducting transactions over the Internet, thereby prompting more consumers and businesses to use the Internet as a medium for commerce. Also, businesses continue to offer an ever-greater selection of electronic commerce services. International Data Corporation estimates that the number of consumers buying goods and services on the Internet will grow from 17.6 million in 1997 to over 128 million in 2002, and that the total value of goods and services purchased over the Internet by consumers and businesses will increase from approximately $12 billion in 1997 to over $425 billion by 2002.

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

Due to constraints posed by the lack of technical personnel with Internet skills or experience, the high cost of advanced networking equipment and the complexity of innovative Web solutions, many businesses do not have the resources required to develop, maintain and update their Internet facilities and systems, to maintain standards required for these companies to conduct high levels of Internet-based business. As a result of these constraints and other factors, many businesses are seeking to contract for, or "outsource", their Internet facilities and systems requirements as the preferred means for establishing and maintaining electronic commerce solutions. To this end, we expect an increasing demand is developing for:

     - Dedicated and broadband Internet access services to support reliable, high speed and/or constantly connected Internet access and communication;

     - Web hosting and co-location services which enable businesses to obtain equipment, technical expertise and infrastructure for their Internet needs on an outsourced basis; and

     - Electronic commerce solutions to sell goods and services on the Web in a transactionally-secure environment.

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

Our management believes that ISPs that offer both Internet access to broad segments of the population and that offer a broad selection of business services will be positioned to attain greater economies of scale through lower network expansion and marketing costs on a per-subscriber basis. Our management further believes that only a few national ISPs will be in a position to benefit fully from this continued growth in Internet usage.

It is our management's opinion that the ISPs that will be in a position to benefit most from the expected continued growth of the Internet likely will be characterized by their:

     -  ability to respond quickly to market demands;

     -  ability to provide reliable coverage on a nationwide basis;

     -  superior technical skills and customer support capabilities;

     -  electronic commerce expertise and business services capabilities;

     - brand name recognition and the ability to exploit multiple marketing channels; and

     -  relatively lower network costs.

Strategic Relationships

We recently signed a letter of intent with US West. We expect to execute final agreements with US West in the near future. US West, however, already is providing services as though the final agreements had been signed. US West will provide frame relay service, private line DS3 corporate backbone services, managed data services and access to radio towers (as Quick-Cell server modem sites). Our alliance with US West is a key to our ability to establish Quick-Cell systems at the rapid rate we are pursuing. Our management is aware of nothing that would prevent us from signing a final agreement with US West.

We have entered into agreements with NaviNet, Inc., ioNET, Inc., a division of PSINet, Inc., and Electric Lightwave, with respect to such companies' providing Internet backbone access throughout their respective networks. Together, these companies provide Internet backbone access in a great majority of U.S. markets. We pay these providers monthly per-customer fees, which fees fluctuate, depending on the number of customers that utilize these firms' access services. The services provided by these firms to us are transparent to our customers, that is, our customers appear to access the Internet directly through our point-of-presence. These agreements are key to our ability to offer national dial-up access to our customers.

                         Quick-Cell Wireless Internet Access

  General.

"Wireless Internet" is a new type of communications spectrum recently designated by the FCC. Wireless Internet access requires a transmission facility maintained by an ISP employing a wireless system and the user's modem (a transmitter/receiver modem) equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or, in some situations, from a mobile, lap-top computer located within the wireless ISP's transmission area.

Our proprietary wireless Internet access system is marketed under the "Quick-Cell" and "US.RF Wireless Internet System" (US.RF stands for United States Radio Frequency) trade names.

The Quick-Cell wireless Internet access system is a turn-key, plug-and-play, system that is capable of delivering customers Internet access at burstable T-1 equivalent speeds, at prices that range from 40% to 60% below those charged for traditional T-1 hardwire Internet access service. A single-cell Quick-Cell system can be deployed in less than one week. Additional Quick-Cells can be added to a local system on an as-needed basis. We currently have one full-scale Quick-Cell wireless Internet access system in operation in Santa Fe, New Mexico.

Once we determine to construct a full-scale Quick-Cell wireless Internet access system in a particular market, the construction of that full-scale system, one that covers an area 12 miles in diameter, takes approximately four to six weeks, depending on local regulatory schemes.

  Quick-Cell Wireless Internet Access System.

Our proprietary Quick-Cell wireless Internet access system operates primarily within a broadcast signal in the 2400 MHz band using two-way modems (a transmitter/receiver modem) outfitted with antennae. Thus, our Quick-Cell wireless Internet access system differs substantially in design from the wireless Internet access available through cellular telephones and differs substantially from traditional telephone-line-based ISPs, because there is no reliance on hard wire to transfer data. Nevertheless, our management believes our Quick-Cell wireless Internet system is capable of greater utility at lower cost than these other modes of Internet access.

It is the belief of our management that our Quick-Cell wireless Internet access system provides the following competitive advantages for attracting potential consumer and business customers over other Internet access modes:

     - Speed: the Quick-Cell system provides a minimum data transmission speed of 64kbs, with data transmission speed capability of up to 10 Mbs;

     - Lower Cost: the Quick-Cell system will, depending on the particular market and desired Internet access speed, be offered at costs between 20% to 60% less than available hard-wire Internet access (that is, less than monthly ISP charges plus monthly telephone line charges) currently offered by local telephone companies; the Quick-Cell system offers significant savings over cellular-telephone-based Internet access methods;

     - No Telephone Company Involvement: because the Quick-Cell system does not utilize telephone lines, our customers will not be required to incur the expense of a hard-wire telephone line through which to access the Internet;

     - Security/Encryption: the Quick-Cell system is designed to allow the encryption (scrambling) of its broadcast signal, thereby offering a high degree of security to customers, particularly business customers who wish to transmit confidential information over the Internet;

     - Mobility: the Quick-Cell system is able to permit service personnel of a business to file contemporaneous reports, request and receive technical assistance and perform other computer-based functions from a customer's place of business or from a service vehicle, even if the service vehicle is traveling to its next destination; and

     - Ethernet/Networking Capability: the Quick-Cell system is compatible with existing so-called "ethernet" systems. Generally, an ethernet can be described as a self-contained network of desk-top computers, often located in the same building, through which individual computer users can communicate electronically (i.e., via e-mail), as well as access the Internet. We can design and install an ethernet system in any existing building by installing a wireless communications system that links all computers, including computers that are to remain linked via hard wire, to one another and provides all computer users access to the Internet.

We believe that our Quick-Cell wireless Internet access system is able to satisfy any other special requirements of a potential customer, without significantly adding to the system's cost to that customer.

Initially, we are marketing our Quick-Cell products to the business sector.
 However, as each Quick-Cell system matures (within a six to nine month period) we will begin to market heavily to home-based Internet users.

  System Control Software.

We have developed software that enables us to control bandwidth speed of each Quick-Cell system, as well each customer-premises modem, all from a single remote location. This software allows us to increase or decrease bandwidth as necessary and to monitor easily all bandwidth usage within each Quick-Cell system. These capabilities allow us to provide cost efficiencies to our customers.

  Potential Future Applications.

It is our long-term objective to offer a full array of video entertainment via our Quick-Cell systems. We believe our plans are easily achievable, due to the fact that the Quick-Cell Internet connection can be routed to the user's television, using existing, relatively inexpensive technology. Assuming market conditions permit, we expect that, by the year 2005, each of our Quick-Cell systems would be able to offer its subscribers many video services, including some services that, given the rapid evolution of technology, may not currently exist. The video entertainment services that we expect to be able to offer include:

     - Movies: we believe that we will be able to offer an ever-expanding movie list, all of which would be available, in real time, at any time, upon request of the subscriber. We expect that each movie would be sold, or "rented", to subscribers at a cost that would be less than the same movie were it to be rented from the local video rental store. The primary impediment to our offering this service is its lack of capital with which to acquire necessary equipment, as well as digitized copies of the desired movies.

     - Pay-Per-View Events: we believe that we will be able to offer to its subscribers access to pay-per-view events, such as concerts and sporting events, including boxing matches, such as are currently available from time to time through local cable television systems. The primary impediment to our offering this service is its lack of capital with which to purchase necessary equipment, including satellite dishes.

     - "Cable" Television: Although we expect that consumer acceptance will be sluggish at first, our management believes that, with adequate capital for equipment and advertising, as well as consumer education, we will be able to provide a competitive offering of "cable" television channels that would be equal to those offered by any local cable television company and direct broadcast satellite systems. It is quite possible that market forces will dictate that this type of service would not be introduced to consumers for the foreseeable future.

These potential future services remain in the development stage and no introduction date has been set by our management. All of the services described appear to be feasible after initial tests, due to the high-speed data transmission capabilities of our Quick-Cell system. Additional applications are currently being developed by us. We cannot predict when any or all of these services will be ready for commercial exploitation.

  Current Markets.

Our Quick-Cell wireless Internet access system is operating in Santa Fe, New Mexico. Customers are being placed on the Quick-Cell system daily.
Our sales personnel are actively working an interested-customer list of over 900. We have also begun sales and installation efforts in Albuquerque and Las Vegas, New Mexico. It is our goal to establish Quick-Cell systems in 110 U.S. cities by the end of 2000. We believe we will be able to reach this goal, but we may fall short of our goal, unless we obtain more operating capital.

Early in 1999, we licensed several ISPs to operate our Quick-Cell systems. Since that time, however, we have determined not to pursue the licensing of ISPs, in favor of our plan to own and operate all Quick-Cell systems. The licensed Quick-Cell system in Casper, Wyoming, operated for a period of three months, but was discontinued, due to the sale of the licensee's ISP business. The Santa Fe, New Mexico, licensee (Santa Fe Trail Internet Plus, Inc.) was acquired by us, in June 1999.

  Competition; Consumer Acceptance.

Our wireless Internet access business faces the same severe competition for market share as does our dial-up Internet access business. Our Quick-Cell wireless Internet access products potentially must also overcome an initial lack of consumer acceptance, given the new and relatively unproven (commercially) nature of the Quick-Cell products.

  Other Wireless Products.

In January 1998, we delivered our first proprietary wireless DataLink system. Our wireless DataLink system was delivered to the Baton Rouge refinery of one of the largest international oil companies, the refinery being the second largest in the U.S. The wireless DataLink system was purchased to replace an existing hard-wire (T-1 telephone line) data transmission system. The wireless DataLink system transfers data at the rate of 2 megabytes per second. Since then, our management has determined to focus all available resources on the development of our Quick-Cell products, as a more efficient means of achieving short-term market share and profitability. As we begin to achieve success in our Quick-Cell wireless Internet access business, we anticipate that we will begin to devote resources, if available, to the exploitation of these other proprietary wireless products. Our management believes our wireless DataLink system can address, on a wide-spread basis, the needs of businesses to transmit ever-increasing volumes of data. We cannot assure you that we will ever possess sufficient resources to exploit our wireless DataLink system or that it will achieve wide-spread acceptance.

                             Dial-up Internet Access

In addition to our wireless Internet access business, we provide high quality, full service dial-up Internet access to over 30,000 customers. These dial-up customers are served primarily by our CyberHighway subsidiary.

Our Internet services include dial-up access, high speed access and other value-added services, as well as Wireless Internet access to approximately 90 customers. Because CyberHighway began offering wireless Internet service before its being acquired by us, the wireless Internet system employed by CyberHighway is not the Quick-Cell system. However, we will, over time, transfer all of the current wireless Internet customers onto our Quick-Cell system.

Customers and Markets

We provide Internet access to approximately 30,000 customers, nearly all of whom utilize our dial-up Internet access services. The largest concentration of customers is in Idaho, where approximately 65% of our customers reside. The bulk of the remaining Internet access customers are located as follows: 10% in Wyoming, 5% in Georgia, 5% in Oregon, 5% in Nevada, and 3% in Arizona, with the remaining subscriber base spread among various other markets, including Denver, Colorado, and Jackson, Mississippi.

Based on data collected from certain of our customers, we believe that our subscribers tend to reflect the typical Internet user composite which, according to published surveys, indicates that over half of Internet users are male, approximately 50% are between the ages of 25 and 45, about one-third are college graduates and the average reported annual income of users is substantially higher than the median U.S. level.

To date, our business customers have generally consisted of small and medium-sized businesses. However, we expect that our Quick-Cell products will allow us to compete effectively for larger business customers, who tend to require larger amounts of bandwidth.

Sales and Marketing

Historically, CyberHighway's sales and marketing strategy was comprised of three components: (1) direct response marketing, (2) affiliate-ISP program and (3) corporate direct sales. Direct response marketing and the affiliate-ISP program were responsible for most of CyberHighway's growth in its subscriber base. However, the affiliate-ISP program has been abandoned, and we are taking a more national approach, by offering national service under the "USURF America" name, rather than the "CyberHighway" name.

With our agreements with national Internet backbone providers, we have begun a national reseller program for our dial-up Internet access service. Participating resellers receive monthly per customer residuals, as compensation for their sales efforts. We expect that our national reseller program will be fully underway by the end of the second quarter of 2000.

We engage in a variety of direct response marketing and various promotional activities to stimulate consumer awareness of its Internet access services.
 These marketing efforts are directed both to consumers who have not previously subscribed to Internet access services and to Internet users who may switch to our service. Radio advertising and direct mail distribution have been the principal media used for direct response marketing to solicit new subscribers. As discussed above, our marketing focus for our dial-up Internet service has been changed to the national reseller program structure. Our management believes this strategy is the most cost-effective way to develop our dial-up Internet access business, while permitting us to concentrate substantially all of our resources on the exploitation of the Quick-Cell wireless Internet access products.

Because it is our belief that a consumer's selection of an Internet service provider is most often influenced by a personal referral, we strive always to deliver superior customer service and support.

Affiliate-ISP Program

>From its inception, CyberHighway employed an affiliate marketing program, a technique designed to generate rapid expansion of CyberHighway's subscriber base. Under this program, an existing ISP entered into a license agreement with CyberHighway, wherein a local ISP obtained the right to use the "CyberHighway" brand name and the local ISP allowed the connection of a Kbps-speed frame relay data circuit to connect from the local ISP's POP to CyberHighway's network operations center. In effect, under this license arrangement, CyberHighway handles the local ISP's "backroom" operations, that is, hardware and system management, thereby allowing the local ISP's personnel to concentrate on marketing functions. In addition to certain monthly circuit fees, the local ISP pays CyberHighway a monthly per-customer royalty. These per-customer royalties average approximately $1.75.

The affiliate-ISP program has been terminated.

Customer Service and Support

We are committed to the highest levels of customer satisfaction. We believe that maintaining high levels of customer satisfaction will remain as a key competitive factor that will differentiate us from other purveyors of Internet-related services. We regularly review network utilization rates, and refine and expand our network capabilities as necessary, to ensure high levels of network performance and reliability.

We maintain customer support for telephone inquiries seven days a week, with technical personnel available to address customer questions and concerns, and we intend to begin to offer customer support 24 hours per day, in the near future. We intend to continue to dedicate the resources necessary to ensure that service calls are promptly answered and addressed by a customer support representative, and that customer issues are resolved promptly. Customers also can access customer support services through e-mail correspondence or access trouble-shooting tips and configuration information, as well as network status and performance reports, on our Web site.

Consumer and business customers have very different support needs, as do wireless Internet customers, especially as to technical requirements and the sophistication of the user who makes the customer service inquiry. As our subscriber base grows, we intend to implement a tiered customer support system, where simple technical problems or other miscellaneous issues would be handled by non-technical support staff and complex and/or time sensitive technical questions would be referred to the trained technical support staff for resolution.

Network Infrastructure

We have designed our network and related systems to provide fast and reliable, high-quality Internet access services, while minimizing the capital investment needed for infrastructure development. We continually re-evaluate our network's structure and design so as to achieve maximum capacity with available resources. We always seek innovative, cost-saving measures as we expand our network, which is expected to provide maximum flexibility as we pursue our growth strategy. We further believe that we will be able to take advantage of market opportunities as they may develop, whether due to technological advances or regulatory changes. Our objective is to minimize both network costs and exposure to technological obsolescence of equipment. We believe our agreements with NaviNet, PSINet, Electric Lightwave and US West greatly enhance our ability to accomplish these objectives.

Our current network consists of a state-of-the-art network operations center located in Boise, Idaho, through which all subscribers log onto the Internet. We do not have the capital to build a"mirror" network operations center site, which would provide redundancy to our network and greatly enhance the reliability of our the network.

We have almost completed an expansion of the Boise network operations center, so that it will be able to process up to 150,000 customers without further expansion.

Network Operations Center

Our network operation center monitors network traffic, quality of services and security issues, as well as the performance of the equipment located at each of our points-of-presence, to ensure reliable service. Our network operations center is comprised of state-of-the-art equipment and an uninterruptible power supply and is staffed 24 hours a day, seven days a week, with technical and network security personnel. When an intruder, or "hacker", enters our network, the network security personnel are able to monitor the intruder's activities, create a report about such activities and provide such information to customers who may have had their proprietary information tampered with by the intruder. To date, neither we nor any customer has incurred any material loss due to the efforts of hackers.

Other Internet Services

In addition to the services usually offered by ISPs, we offer a Web site that facilitates e-commerce. This Web site is known as "e-tail.com". During the last part of 2000, we will attempt to direct significant Internet traffic to this site, but we lack capital to apply to the development of this business. We intend, in the future, to have the e-tail.com operations to specialize in business-to-business e-commerce transactions, in addition to offering desirable products to consumers.

We have determined to focus on business-to-business Internet solutions, due to our belief that this sector has not, historically, been well served by Internet access and Internet-related service providers. We cannot assure that our efforts in this area will be successful.

Competition

We will face severe competition from other wireless Internet access providers, such as Metricom. However, we believe our Quick-Cell wireless Internet access products are superior to other similar products.

The market for the provision of dial-up Internet access services is extremely competitive and highly fragmented. Our competitors include many large, nationally-known companies, such as America Online, Earthlink and Flashnet. These and other companies possess greater resources, particularly access to capital sources, market presence and brand name recognition than do we. As there are no significant barriers to entry, we expect that competition will intensify.

We also believe that the primary competitive factors determining success as an ISP are:

     -  a reputation for reliability and high-quality service;

     -  effective customer support;

     -  access speed;

     -  pricing;

     -  effective marketing techniques for customer acquisition;

     -  ease of use; and

     -  scope of geographic coverage.

We believe that we can, and in the future will, more effectively compete in our markets, due to (1) our commitment to providing fast and reliable, high-quality Internet access and other Internet-related services, as well as exemplary customer service and support, and (2) our Quick-Cell wireless Internet access products. We cannot assure you that we will be able to compete successfully.

Current and prospective competitors include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than do we. With respect to our Internet access and other Internet-related services, we currently compete, or expect to compete, for the foreseeable future, with the following: national ISPs, numerous regional and local ISPs, most of which have significant market share in their markets; established on-line information service providers, such as America Online, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting, co-location and other Internet-based business services; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers.

With respect to potential competitors, we believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will serve to intensify competition. In addition, as more consumers and businesses increase their Internet usage, we expect existing competitors to increase further their emphasis on Internet access and electronic commerce initiatives, resulting in even greater competition. The ability of competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, could place us at a significant competitive disadvantage.

Moreover, we expect to face competition in the future from companies that provide connections to consumers' homes, such as telecommunications providers, cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly higher speeds than existing analog modem speeds. These types of companies could include Internet access in their basic bundle of services or offer such access for a nominal additional charge. Any such developments could materially and adversely affect our business, operating results and financial condition.

Regulation

  Quick-Cell Wireless Internet Access.

Our Quick-Cell wireless Internet access products operate in unregulated portions of the spectrum, primarily in the 2400 MHz spectrum, and we expect that these portions of the spectrum will remain unregulated.

  Regulation of Internet Access Services.

We provide Internet access, in part, using telecommunications services provided by third-party carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. As an Internet access provider, we are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

Governmental regulatory approaches and policies to Internet access providers and others that use the Internet to facilitate data and communication transmissions are continuing to develop and, in the future, we could be exposed to regulation by the FCC or other federal agencies or by state regulatory agencies or bodies. In this regard, the FCC has expressed an intention to consider whether to regulate providers of voice and fax services that employ the Internet, or IP, switching as "telecommunications providers", even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet-based telephone services should be required to contribute to the universal service fund, which subsidizes telephone service for rural and low income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. To the extent that we engage in the provision of Internet or Internet protocol-based telephony or fax services, we may become subject to regulations promulgated by the FCC or states with respect to such activities. We cannot assure you that these regulations, if adopted, would not adversely affect our ability to offer certain enhanced business services in the future.

  Regulation of the Internet.

Due to the increasing popularity and use of the Internet by broad segments of the population, it is possible that laws and regulations may be adopted with respect to the Internet pertaining to content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, that any future regulatory changes or developments may have on the demand for our Internet access or other Internet-related services. Changes in the regulatory environment relating to the Internet access industry, including the enactment of laws or promulgation of regulations that directly or indirectly affect the costs of telecommunications access or that increase the likelihood or scope of competition from national or regional telephone companies, could materially and adversely affect our business, operating results and financial condition.

Employees

We have 24 employees, including five officers. Most of our hourly employees are employed by CyberHighway. All of our officers have entered into employment agreements.

None of our employees is covered by any collective bargaining agreement, nor have we ever experienced a work stoppage. Our management believes employee relations to be good. Much of our future success will depend, in large measure, upon our ability to continue to attract and retain highly skilled technical, sales, marketing and customer support personnel.

Certain Risk Factors

When evaluating an investment in USURF America, Inc., the risks and uncertainties described below should be considered carefully. These risks and uncertainties described are not the only risks and uncertainties faced by us. Were any of the following risks actually to occur, our business, financial condition or results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, which could cause you to lose of all or part of your investment in our common stock.

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report.

Because we have a short operating history, there is a limited amount of information about us upon which you can evaluate our business and potential for future success.

  We were incorporated in 1996 and have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as the market for Internet access services. Some of these risks and uncertainties relate to our ability to:

     - achieve customer acceptance of our Quick-Cell wireless Internet access products;

     - expand our subscriber base, wireless and dial-up, and subscriber-related revenues;

     -  compete successfully in a highly competitive market;

     - gain access to sufficient capital with which to support anticipated growth;

     -  recruit and train qualified employees; and

     -  upgrade our network systems and infrastructure.

  We cannot assure you that we will successfully address any of these risks and uncertainties.

Our independent auditor expressed substantial doubt about our ability to continue as a going concern.

  In its opinion on our financial statements for the year ended December 31, 1999, our independent auditor, Postlethwaite & Netterville, expressed substantial doubt about our ability to continue as a going concern. Please review the Independent Auditor's Report and Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report.

We had an accumulated deficit of $12,616,830 as of December 31, 1999, and we expect to continue to incur losses for the foreseeable future.

  We have had substantial losses since our inception and our operating losses may continue in the future. As we pursue full-scale sales and installation of our Quick-Cell wireless Internet products, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased quarterly revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a materially adverse effect on our business and financial condition.

Our results of operations may vary from quarter to quarter in future periods, and, as a result, we may fail to meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline.

  Our revenues and results of operations have fluctuated in the past and could fluctuate significantly in the future, as we follow our commitment of resources to exploiting our Quick-Cell wireless Internet products. A variety of factors, many of which are beyond our control, could cause our operating results to fluctuate. These factors include:

     - market acceptance of our Quick-Cell wireless Internet access products and enhanced versions of our dial-up products and services;

     -  the rate of new Internet access subscriber acquisition;

     -  Internet access subscriber retention;

     -  changes in our pricing policies or those of our competitors;

     - capital expenditures and other costs relating to the expansion of our operations;

     - the timing of new product introductions and service announcements made by us or our competitors;

     -  personnel changes;

     -  the introduction of alternative technologies;

     -  the effect of any acquisitions made by us;

     -  increased competition in our markets; and

     -  new and/or more restrictive governmental regulations.

  A significant portion of our operating expense is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are, therefore, relatively fixed in the short term. Our operating expense levels are based, in part, on our expectations of future revenue. If actual revenues are below our expectations, our results of operations and financial condition would be materially and adversely affected.

  Due to all of the foregoing factors and the other risks discussed in this prospectus, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that, in some future periods, our results of operations may be below the expectations of public market analysts and investors. In this event, the market price of our common stock is likely to fall.

Because we need more capital, we may not be able to maintain our aggressive growth strategy.

  We have implemented a very aggressive growth strategy, as we attempt to exploit our Quick-Cell wireless Internet products. This strategy is expected to place a significant strain on our managerial, operational and financial resources. In particular, our planned wireless Internet expansion will require significant capital with which to purchase equipment necessary for the construction and implementation of locations. We may not ever obtain needed capital. We believe that the growth of our wireless Internet access business will be impeded, if impeded at all, primarily by a lack of capital, rather than by a lack of customer acceptance.

  We are attempting to improve our operational systems, procedures and controls, in order to manage our growth. Should we fail to improve our systems and controls, the quality and reliability of our services may decline and levels of customer satisfaction could be harmed.

Without significant additional capital, we will not achieve our aggressive growth plan.

  Our ability to grow will depend, in large measure, on our ability to expand our wireless Internet access business. This will require significant equipment expenditures and advance expenditures and commitments for leased telecommunications facilities and advertising. Our operations provide a level of funds that permits us to grow at a slow rate. For us to grow quickly, we must obtain significant additional capital. We cannot assure you that we will be able to obtain needed additional capital.
Should available sources of financing be insufficient or unavailable, we would reduce the scope of our growth plans.

Because we depend heavily on outside suppliers, we may experience shortages of Quick-Cell equipment, which would cause us not to achieve our aggressive growth plan.

  We depend on third-party suppliers of hardware components and telecommunications carriers to provide equipment and networking services. We obtain our wireless-Internet-related equipment from a single source, and acquire dial-up-related hardware components used in our network system from just a few sources, including server/processors manufactured by Intel, modems manufactured by Lucent Technologies and U.S. Robotics and high performance routers, which are devices that receive and transmit data between different networks, manufactured by Cisco Systems. We rely on a few local telephone companies and others, such as U.S. West, Electric Lightwave and GST, to lease data communications capacity via local telecommunications lines and leased long-distance lines. We currently rely on NaviNet, Inc., ioNET, Inc., a division of PSINet, Inc., and Electric Lightwave for a significant portion of our Internet network, as well as Internet backbone access in most markets.

We may not be able to manage successfully our growth, which could cause us to operate at a loss.

  As we implement our wireless Internet growth strategy, we expect to grow rapidly for the foreseeable future, both by hiring new employees and serving new geographic markets. Our expected growth will place a significant strain on our management and operating and financial systems.

  Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate our expected increase in size of our operations, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We currently intend to reform several internal systems, including our recruiting and management systems. We may encounter difficulties in developing and implementing these new systems, which could have a materially adverse effect on our results of operations.

We have not yet built a redundant network operations center that could help avoid service interruptions.

  Nearly all of our computer equipment, including critical equipment dedicated to our Internet access services, is presently located at a single facility in Boise, Idaho, and we have not yet built a "mirror" site. A "mirror" site is a redundant network operations center that can process Internet access customers, in the event the Boise network operations center experiences service interruption. Because we lack a mirror site, the occurrence of a natural disaster or the failure of one or more systems at this network operations center could cause interruptions in Internet services.

  In the ISP industry, extensive or multiple interruptions in Internet services are a primary reason for customer decisions to cancel the use of a particular Internet access service. Accordingly, any disruption of our services, due to system failure, could materially and adversely affect our business, financial condition and operating results.

Our future success will depend on our ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing customer needs.

  The Internet access market is susceptible to rapid changes, due primarily to technology innovations, as well as evolving industry standards, changes in subscriber needs and frequent new service and product introductions.
New services and products based on new technologies or new industry standards expose us to risks of equipment obsolescence. We must use leading technologies effectively, continue to develop our technical expertise and enhance our existing services on a timely basis to remain competitive in this industry. While the development of our proprietary wireless Internet access and other wireless technologies are expected to aid us in our efforts to remain on the leading edge of Internet-related technology, we cannot assure you that this will be the case.

  Our ability to compete successfully in our markets also depends on the continued compatibility of our services with products and systems utilized and sold by various third parties. Although we intend to support emerging standards in the Internet access market, as well as in the enhanced business services market, we may not be able to do so. Our failure to do so could cause us to lose a competitive position in our markets.

  Even though our Quick-Cell wireless Internet access technology is a leading-edge Internet access delivery system, we cannot be certain that this technology will permit us to remain competitive in our markets. Nevertheless, we will continue to pursue the development of faster, more efficient Internet access technologies, though we may be unable to support future product development costs.

Our growth plans depend on the continued growth and development of the Internet and its infrastructure.

  During the past five or so years, the use of the Internet has grown exponentially. Although we believe our Quick-Cell wireless Internet access technology is positioned as a replacement for traditional, hard-wire-based Internet access, a portion of our expected growth depends on the continued growth of the Internet, the growth of the dial-up access market, and the continued development of the Internet as a viable commercial medium. If the use of the Internet does not continue to grow or evolves in a way that we are unable to address effectively, it is likely that our business, financial condition and operating results would be materially and adversely affected.

  We cannot assure you that the growth of the Internet will continue or that a sufficient number of consumers will adopt and continue to use the Internet. Internet usage may be inhibited for a number of reasons, including:

     -  inadequate Internet infrastructure;

     -  security concerns; and

     -  inconsistent quality of service.

  We cannot assure you that the Internet infrastructure will be able to support expected growth or that the reliability and performance of the Internet will not decline as a result of this growth. If widespread outages or delays occur in the Internet network infrastructure in the future, web usage could grow more slowly than anticipated or decline.

We face risks associated with government regulation of and legal uncertainties surrounding the Internet.

  All Internet-related activities have increasingly come under scrutiny by state and federal regulators. These regulators may, with or without rational bases, adopt additional laws and regulations relating to content, user privacy, pricing and copyright infringement.

  Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business or otherwise have a materially adverse effect on our business, results of operations and financial condition. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take several years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and overseas.

  Our Quick-Cell wireless Internet access products operate in unregulated portions of the spectrum, primarily in the 2400 MHz band, and we expect that these portions of the spectrum will remain unregulated.

Breaches in security and computer viruses on the Internet may adversely affect our business by slowing the growth of the Internet.

  The need to transmit securely confidential information, such as credit card and other personal information, over the Internet has been a significant barrier to e-commerce and Internet communications. Any well-publicized compromise of security could deter consumers and businesses from using the Internet to conduct transactions that involve transmitting confidential information, including purchases of goods and services. Decreased Internet traffic as a result of general security concerns or viruses could hurt our results of operations.

Consumers may not accept our Quick-Cell wireless Internet access products, which would cause us to operate at a loss.

  We intend to be the first wireless ISP of its kind in each of our markets. While we expect that our wireless Internet access products will be readily accepted by consumers, we cannot assure you that they will be accepted by enough consumers to permit us to earn a profit.

We face severe competition for Internet access customers, and we may not be able to compete effectively.

  The market for Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, we expect that competition will intensify over time. We also believe that the primary competitive factors determining success as an ISP are:

     -  a reputation for reliability and high-quality service;

     -  effective customer support;

     -  Internet access speed;

     -  pricing;

     -  effective marketing techniques for customer acquisition;

     -  ease of use; and

     -  scope of geographic coverage.

  We believe we can, and in the future will, more effectively, compete in our markets. However, if we cannot compete successfully in our markets, our operating results and financial condition would be materially and adversely affected.

  Our competitors include many large, nationally-known companies, such as America Online, Earthlink and Flashnet. These and other companies possess greater resources, particularly access to capital sources, market presence and brand name recognition than do we. In addition, we will face competition from other wireless Internet access providers, such as Metricom. We believe our Quick-Cell wireless Internet access products are superior to other similar products.

We depend on our key personnel; the loss of any key personnel could disrupt our operations, adversely affect our business and result in reduced revenues and/or profits.

  Our future success will depend on the continued services and on the performance of our senior management and other key employees. In particular, we depend on our president, David M. Loflin. While we have entered into an employment agreement with Mr. Loflin, the loss of his services for any reason could seriously impair our ability to execute our business plan, which could reduce our revenues and have a materially adverse effect on our business and results of operations. We have not purchased any key-man life insurance.

Our ability to hire, train and retain qualified employees is crucial to our ability to grow and to compete effectively.

  To succeed, we must hire, train, motivate, retain and successfully manage employees with skills related to the Internet and its rapidly changing technologies. Because of the recent and rapid growth of the Internet, professionals who have Internet expertise and can perform required functions are, in many markets, scarce, and competition for these individuals is intense. We might not be able to hire persons with needed expertise or to train, motivate, retain and successfully manage the employees we do hire. This could hinder our ability to compete successfully in our markets. While our key employees are subject to non-competition agreements, these agreements are difficult to enforce. As a result, our employees may leave us for our competitors or start their own companies in competition with us. If we fail to attract, train and retain key personnel, our business would be materially and adversely affected.

Our directors and executive officers own enough of our common stock effectively to control directors' elections and thereby control our management policies.

  Our directors and executive officers own approximately 30% of our common stock. Two of our directors, as well as three other persons, have entered into a voting agreement, whereby all of the shares subject to the voting agreement must be voted for David M. Loflin and Waddell D. Loflin in elections of directors. Currently, approximately 39% of our outstanding shares of common stock are subject to this voting agreement. These shareholders will be able effectively to control the outcome of corporate actions requiring shareholder approval by majority action. Their stock ownership may have the effect of delaying, deferring or preventing a change in control of USURF America.

We owe our president over $500,000; we owe our president and two of our vice presidents back salary.

  We currently owe our president, David M. Loflin, approximately $520,000 (plus accrued interest) for money loaned to us over the past three years. All of the funds loaned by Mr. Loflin are payable on demand and bear interest at 8% per annum. Mr. Loflin has advised us that he does not intend to demand repayment, until we are able to make the repayment without adversely affecting our financial condition. We would experience a materially adverse effect on our financial condition, should Mr. Loflin change his intention.

  Beginning in July 1999, a portion of the salaries of David M. Loflin and one of our vice presidents, Waddell D. Loflin, began to accrue. The collective rate of accrual is approximately $7,500 per month. The accrued portion of their salaries will not be paid until payment would not adversely affect our financial condition.

  In addition, we have accrued $20,667 of the salary of our vice president of corporate development, James Kaufman.

To exploit fully our wireless Internet access technologies and to remain competitive in the future, we need financing, which may not be available on terms acceptable to us, if at all.

  We are attempting to secure capital for use in implementing our business plan. Without a significant level of funding, we will not be able to expand rapidly our wireless Internet business. We will also require additional funding in the future, to sustain our anticipated growth. We cannot assure you that we will obtain needed funding. Should we fail to obtain needed funding, we would be unable to generate significant revenue growth in the near term.

Because our business plan is not based on independent market studies, our assumptions could prove to be incorrect, which would cause to operate at a significant loss.

  Our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and certain assumptions of our key management personnel, and upon other available information concerning the communications industry. We have not commissioned any independent market studies concerning the extent to which customers will utilize our services and products. We cannot assure you that our assumptions will prove correct.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and cause us to realize lower profits or operate at a loss.

  We anticipate that a portion of any future growth will be accomplished by acquiring existing businesses with acquisition stock. The success of any acquisitions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. We cannot assure you that we will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms or successfully integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations.
Any future acquisitions would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns. Our issuance of acquisition stock will reduce your ownership percentage of our common stock.

We may not be able to protect our intellectual property rights, which could adversely affect our business.

  We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We expect to file patent applications relating to our Quick-Cell wireless Internet access products in the near future. We will file trademark applications relating to the "Quick-Cell" brand name, the "US.RF Wireless Internet" brand name and the "USURF America" brand name in the near future. Without patent or trademark protection, the existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our technologies. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all.

The market price of our common stock will continue to be volatile, and it may drop unexpectedly.

  The market price of our common stock has fluctuated significantly in the past and we expect this volatility to continue in the future. Since our common stock became listed on the American Stock Exchange in October 1999, the trading volume has become more consistent, though periodic fluctuations in price still occur. Nevertheless, it is possible that the market price of our common stock could fall below the price you paid for your shares of our common stock.

  In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business and the market price of our common stock.

We do not expect to pay cash dividends for the foreseeable future.

  We do not anticipate the payment of cash dividends in the foreseeable future. Rather we intend to re-invest any profits. During 1998, we acquired shares of common stock of three private companies. Our board of directors declared dividends as to all of the shares of each of these private companies.

Our directors' liability for monetary damages is limited.

  Our Articles of Incorporation, as amended, significantly limit the liability of our directors to our shareholders for breaches of fiduciary or other duties owed by them to USURF America.

The future sale of substantial amounts of our common stock may negatively affect our stock price.

  Upon the completion of our pending registration statement, substantially all outstanding shares of our common stock will be eligible for resale to the public, under the provisions of Rule 144 of the Rules and Regulations of the SEC or otherwise. This amount of common stock represents a significant overhang on the market for our common stock. If a substantial number of shares comprising this overhang were sold in a short period of time, the market price for our common stock could fall.

  In general, under Rule 144, a person who has beneficially owned his restricted stock for at least one year, including persons who may be deemed "affiliates", would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then-outstanding shares of our common stock (approximately 131,000 shares based on the current number of outstanding shares) or the average weekly trading volume of trading on all national securities exchanges and/or reported through the automated quotation system of a registered securities association of our common stock during the four calendar weeks preceding the filing of the Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements, and to the availability of current public information about USURF America. However, a person who is not deemed to have been an affiliate at any time during the 90 days preceding a sale, and who has beneficially owned his restricted shares for at least two years, would be entitled to sell such shares under Rule 144 without regard to certain of the requirements described above.

Cautionary Statement

This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements above, other than statements of historical facts included in this Annual Report on Form 10-KSB, including those under "Proposed Transactions" and "Quick-Cell Wireless Internet Access", are forward looking in nature. These statements are subject to certain risks and uncertainties, such as our ability to obtain additional capital on favorable terms, changes in prices or demand for our products as a result of competitive actions or economic factors, changes in the cost of equipment, changes in operating costs resulting from new technologies or inflation. Should one or more of these risks or uncertainties, among others, materialize, our actual operating results may vary materially from those estimated, anticipated or projected. Although we believe that the expectations reflected by these forward-looking statements are reasonable based on information currently available to us, we cannot assure you that our expectations will prove to have been correct. All forward-looking statements included in this Annual Report on Form 10-KSB and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Item 2.  Description of Property

Properties

  General.

We own all of the equipment necessary to conduct our ISP operations, including servers, routers and modems. In addition, we own office equipment necessary to conduct our business.

We lease approximately 650 square feet for our executive offices in Baton Rouge, Louisiana, for a monthly rental of $776. CyberHighway leases two separate facilities in the Boise, Idaho, area, for a combined monthly rental of approximately $3,000. We lease approximately 500 square feet in Santa Fe, New Mexico, for a monthly rental of approximately $800.

  Wireless Cable Properties.

We own the rights to wireless cable channels in Poplar Bluff, Missouri, Lebanon, Missouri, Port Angeles, Washington, The Dalles, Oregon, Sand Point, Idaho, Fallon, Nevada, and Astoria, Oregon. We have abandoned our efforts to develop these wireless cable properties, due to current market conditions. Rather, we intend to develop these properties into operating wireless Internet systems, at such time as two-way data transmission on these frequencies is permitted.

Intellectual Property

We are nearing completion of patent applications relating to our Quick-Cell wireless Internet access system. These patent applications are to be filed as soon as they have been completed. Although we believe the Quick-Cell system, or aspects thereof, to be patentable, we have no assurance that a patent or patents will be granted. Also, we cannot assure you that the steps taken by us will be adequate to prevent misappropriation of our proprietary wireless Internet technologies or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to our proprietary wireless Internet technologies.

We are preparing U.S. trademark applications for the following trademarks:
"Quick-Cell", "US.RF Wireless Internet", "US.RF Quick-Cell" and "USURF
America".

We have received authorization to use the products of each manufacturer of software that is bundled in its software for users with personal computers operating on the Windows or Macintosh platforms. While certain of the applications included in our start-up kit for Internet access services subscribers are shareware that we have obtained permission to distribute or that are otherwise in the public domain and freely distributable, certain other applications included in our start-up kit have been licensed where necessary. We currently intend to maintain or negotiate renewals of all existing software licenses and authorizations as necessary. We may also enter into licensing arrangements for other applications, in the future.

Item 3.  Legal Proceedings

In September 1999, we tendered the acquired shares of capital stock of Net 1, Inc. for rescission. We made this tender of rescission, due to numerous and material misrepresentations made by Net 1 and its principals. We had intended to commence arbitration to pursue its rescission claim. However, one of the former owners of Net 1, Knud Nielsen, III, has instituted arbitration, through the American Arbitration Association, and is seeking to enforce certain registration rights associated with a portion of the shares of our common stock received by him in the acquisition transaction.

Now, we have presented the rescission claim as a counterclaim in the pending arbitration proceeding. The counterclaim will be made against Net 1 and its former owners, including Mr. Nielsen, wherein we seek to rescind the acquisition transaction that occurred in August 1999, and recover the 250,000 shares of common stock issued in connection with the acquisition. We have alleged fraud and the failure to make statements necessary to make statements made not misleading. Although we believe we will be successful in this arbitration proceeding, no prediction in this regard can be made.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

>From 1997 through October 14, 1999, our common stock was traded on the NASD's OTC Bulletin Board, first under the symbol "MEME", then under the symbol "USRF". The table below sets forth, for the periods indicated, the high and low bid and asked prices for our common stock, as reported by the
OTCBB:

                                High       High       Low         Low
Quarter/Period Ended:           Bid        Ask        Bid         Ask

December 31, 1997               $.75       $1.625     $.0625      $.21875

March 31, 1998                  $2.00      $3.00      $.03125     $.08
June 30, 1998                   $2.00      $2.0625    $.8125      $.875
September 30, 1998              $1.50      $1.625     $.75        $.84375
December 31, 1998               $5.3125    $5.50      $.50        $.53125

March 31, 1999                  $13.50     $13.75     $3.34375    $2.00
June 30, 1999                   $7.375     $5.6875    $3.5625     $3.60
September 30, 1999              $8.8125    $8.875     $3.28125    $3.4375
10/1/99 thru 10/14/99           $3.8125    $3.9375    $2.875      $3.00

These prices represented quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions, and may not have necessarily represented actual transactions.

Beginning on October 15, 1999, our common stock began to be traded on the American Stock Exchange, under the symbol "UAX". The table below sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the American Stock Exchange:

Quarter/Period Ended:                High             Low

10/15/99 thru 12/31/99               $5.875           $2.50

March 31, 2000                       $11.00           $3.625

You should note that our common stock, like many newly-traded stocks, has experienced significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On April 11, 2000, the number of record holders of our common stock, excluding nominees and brokers, was approximately 1,104 holding 13,120,845 shares.

Dividends

We have never paid cash dividends on our common stock. We intend to re-invest any future earnings for the foreseeable future.

We have acquired shares of common stock of three private companies:

     - 1,500,000 shares of New Wave Media Corp., in exchange for all of our community-television-related assets;

     - 400,000 shares of Argo Petroleum Corporation, in exchange for 10,000 shares of our common stock; and

     - 800,000 shares of Woodcomm International, Inc., in exchange for 7,500 shares of our common stock.

Our board of directors declared dividends as to all of the shares of each of these private companies. None of the three dividend distributions will occur unless and until a registration statement relating to each distribution transaction has been declared effective by the SEC.

Item 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Present Business Focus

In October 1999, our management determined to commit, for the foreseeable future, all available capital to the commercial exploitation of our Quick-Cell wireless Internet access products. We intend to continue to pursue acquisitions of businesses complimentary to our core Internet access business.

The results of operations discussed below reflect, on the whole, our operating results based on our old business model. Because our Quick-Cell wireless Internet access business permits us to operate on significantly improved margins, as compared to operating margins in the dial-up Internet access business, we expect our operating results, beginning with the second quarter of Fiscal 2000, to show significant improvement. The level of improved operating results cannot be predicted, however.

Background

In July 1999, we changed our name to "USURF America, Inc.", from "Internet Media Corporation". We were incorporated on November 1, 1996, under the name "Media Entertainment, Inc.", to act as a holding company in the wireless cable and community (low power) television industries. Our initial capitalization transaction included the purchase of Winter Entertainment, Inc. and Missouri Cable TV Corp. Because USURF America, Winter Entertainment and Missouri Cable TV were combined in a reorganization of entities under common control, the presentation contained in our consolidated financial statements, as they relate to Winter Entertainment and Missouri Cable TV, have been prepared in a manner similar to the pooling-of-interests method.

Due to current market conditions in the wireless cable industry, we have abandoned our efforts to develop these wireless cable properties. Nevertheless, in the opinion of our management, the licenses relating to the various wireless cable frequencies continue to be of substantial future value for use in our wireless Internet access business. We will be able to utilize these frequencies at such time as the FCC approves two-way communication on the wireless cable frequencies. Our management believes this FCC approval of two-way communication to be imminent. However, our wireless cable assets will become impaired, should the expected FCC approval not be forthcoming. We can make no prediction with respect to the FCC's actions in this regard.

In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products and expansion of our other Internet services, effective July 1, 1999, we assigned all of our community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of New Wave common stock. Our board of directors has declared a dividend with respect to all 1,500,000 New Wave shares. These shares of New Wave will be distributed to our shareholders, upon New Wave's completion of a Securities Act registration of the distribution transaction. This discussion includes the operations of our community television segment through June 30, 1999.

Since our initial capitalization transactions, we have made the acquisitions described below. Each of these acquisitions has been accounted for as a purchase, not as a pooling of interests, with their respective operating results being included in this discussion from the various dates of acquisition:

     - September 1998: we acquired the assets and going business of Desert Rain Internet Services, a Santa Fe, New Mexico-based ISP, for $25,000 in cash.

     - January 1999: we acquired CyberHighway, Inc., a Boise, Idaho-based ISP for 2,000,000 shares of our common stock.

     - June 1999: we acquired Santa Fe Trail Internet Plus, Inc., another Santa Fe, New Mexico-based ISP, for 100,000 shares of our common stock.

     - August 1999: we acquired the going business known as www.usurf.com, for 150,000 shares of our common stock.

     - August 1999: we acquired Premier Internet Services, Inc., an Idaho-based ISP, for 127,000 shares of our common stock.

     - August 1999: we acquired Net 1, Inc., an Alabama-based ISP, for 250,000 shares of our common stock. In September 1999, we tendered the stock of Net 1 for rescission of the acquisition transaction. The financial statements of Net 1 were not available to us from September 1, 1999, through December 31, 1999; therefore, the revenues and expenses of Net 1 are not included in this discussion, nor are they included in our statement of operations for Fiscal 99. Please refer to Notes 2 and 15 to our financial statements appearing elsewhere in this Annual Report. Also, please see the discussion below under Item 3. Legal Proceedings.

     - November 1999: we acquired the customer base of Cyber Mountain, Inc., a Denver, Colorado-based ISP, for 25,000 shares of our common stock.

     - December 1999: we acquired a portion of the ISP-related equipment and customer base of CyberHighway of North Georgia, Inc., a Demorest, Georgia-based ISP, for 53,000 shares of our common stock.

The acquisition of CyberHighway fundamentally altered our outlook. Prior to this acquisition, our growth plan called for either (1) the acquisition of small, local ISPs located in certain key cities, then essentially "plugging-in" our Quick-Cell wireless Internet access system into the acquired ISP's network system and marketing the Quick-Cell system or (2) the establishment of strategic relationships by licensing local ISPs in certain key cities to exploit our Quick-Cell wireless Internet access products. This growth strategy, while proving effective, proved also to be slow and relatively expensive.

With the acquisition of CyberHighway, not only did we acquire approximately 27,000 dial-up customers and a state-of-the-art network operations center, we also gained immediate access to customers in over 230 markets in which a CyberHighway-owned or affiliate-ISP provides Internet services.

Acquisitions After December 31, 1999

Since December 31, 1999, we have completed two acquisitions:

     - February 2000: we acquired The Spinning Wheel, Inc., an Idaho-based ISP, for 81,063 shares of our common stock.

     - February 2000: we acquired Internet Innovations, L.L.C., a Baton Rouge, Louisiana-based web design firm, for 50,000 shares of our common stock.

Neither of these acquisitions is reflected in this discussion, as they were treated as purchases and not as pooling-of-interests. Also, we do not expect these acquisitions, on their own, to alter significantly our future operating results.

Restructuring

In July 1999, sweeping changes were made to the management of CyberHighway.
 These changes included completely replacing the board of directors and officers of CyberHighway, as well as a significant workforce reduction. Additional personnel reductions have been made. Certain business functions, including customer support services, have been moved from the Boise network operations center to our Santa Fe, New Mexico, point-of-presence. The changes in the management of CyberHighway were made due to differing managerial philosophies. Under the prior management, CyberHighway had, during May 1999, begun to sustain operating losses, primarily due to the addition of numerous salaried salespersons, who failed to produce sales revenues. The new management of CyberHighway instituted the restructuring and personnel reductions as the only means by which it could return CyberHighway to a positive cash flow position. While CyberHighway's cash flow returned, for a brief time, to a positive status, in line with its 1998 cash flow results, CyberHighway has begun to operate a loss of approximately $30,000 per month. We are attempting to reduce operating expenses at CyberHighway so the operating losses will be eliminated, or at least substantially eliminated.

Settlement Agreement

On November 30, 1999, we entered into a settlement agreement and mutual release, which settled certain legal proceedings in which USURF America and CyberHighway had been involved. The parties to the settlement agreement were: USURF America, CyberHighway, Julius W. Basham, II, our former chief operating officer and a current director, William Kim Stimpson and David W. Brown. Messrs. Stimpson and Brown are former owner-employees of CyberHighway.

Pursuant to this settlement agreement, certain legal proceedings were settled in full and we delivered to Messrs. Basham, Stimpson and Brown a total of 340,000 shares of our common stock. We are paying the total sum of $43,325 for reimbursement of attorneys' fees paid by Messrs. Basham, Stimpson and Brown.

The 340,000 shares issued to Messrs. Basham, Stimpson and Brown were valued at $2.6875 per share, or $913,750, in the aggregate. The price per share assigned to the issued shares was the closing price of our common stock, as reported by the American Stock Exchange, on November 30, 1999. The $43,325 being paid as reimbursement of attorneys' fees will be expensed in the year ended December 31, 1999. With respect to the 340,000 shares, we will suffer a charge against earnings in the amount of $913,750, or approximately $.08 per share, which amount will be recognized in the year ended December 31, 1999. The total charge against earnings in 1999 resulting from the settlement agreement was $957,075.

Shareholder Loans

Since our inception, our president, David M. Loflin, has made numerous loans to us. During Fiscal 99, Mr. Loflin loaned us a total of $235,000 ($25,000 of which was repaid during Fiscal 99), all of which is payable on demand and bears interest at 8% per annum. In addition, during the first quarter of Fiscal 2000, Mr. Loflin loaned us a total of $165,000 on the same terms. The funds loaned during Fiscal 1999 were used primarily for operating expenses, while the funds loaned during the first quarter of Fiscal 2000 were used for the purchase of network equipment and for operating expenses.

Mr. Loflin has advised us that he does not intend to demand payment of his loans, until their repayment would not adversely affect our financial position.

Results of Operations

  Year Ended December 31, 1999, versus Year Ended December 31, 1998.

Prior to Fiscal 98, substantially all of our revenues were generated by our community television segment. During Fiscal 98 and Fiscal 99, all of our revenues were generated by our Internet segment. During 1999, we derived our revenues from monthly customer payments for dial-up Internet access, which average approximately $18.00 per customer. Also, we derive revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which average approximately $1.75 per customer.

Our operating results for Fiscal 98 and Fiscal 99 are summarized in the following table:

                                        Fiscal 99           Fiscal 98

              Revenues                  $ 2,547,225         $    5,440
              Cost of Goods Sold          1,152,721                 --
              Gross Profit                1,394,504              5,440
              Operating Expenses         11,860,758          1,034,464
              Other Expense               2,117,070              8,602
              Loss from Operations       10,466,254          1,029,024
              Net Loss                   10,930,163          1,037,626

The dramatic increase in every line item, except "Other Expense", of our statement of operations from Fiscal 98 to Fiscal 99 is attributable primarily to our acquisition of CyberHighway, in January 1999, and to our other 1999 acquisitions.

During both reporting periods, we issued a relatively large number of shares of our common stock for consulting services. The value of the consulting services received [number of shares issued multiplied by the per share value assigned to the shares issued] under each agreement has been expensed in equal monthly amounts over their respective terms.

Our net loss for Fiscal 98 is attributable in large measure to the issuance of shares of our common stock pursuant to various consulting agreements, as well as the payment of operating costs. During Fiscal 98, a total of 1,655,759 shares were issued to consultants; these shares have been valued for financial accounting purposes at $1,556,900, in the aggregate. During Fiscal 98, $311,889 was expenses due to Fiscal 97 consulting agreements and $453,976 of the $1,556,900 in Fiscal 98 consulting agreements was expensed.
 Also, during Fiscal 98, we issued a total of 80,000 shares of common stock to certain of our directors. These shares were valued, for financial reporting purposes, at $.56 per share, or $44,800, in the aggregate.
During Fiscal 99, we expensed approximately $92,000 each month, due to the Fiscal 98 consulting agreements.

During Fiscal 99, however, our net loss is attributable in large measure to the depreciation and amortization of acquired customer bases, goodwill and other intangibles of $7,653,924, while an additional $1,945,935 in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements, and $1,603,556 in salary and commissions was expensed.

During Fiscal 99, we issued 566,000 shares of common stock under consulting agreements; these shares have been valued for financial accounting purposes at $2,216,000, in the aggregate. $2,000,000 of this amount will be expensed in equal monthly amounts over five years, while the remaining $216,000 of this amount will be expensed in equal monthly amounts over periods ranging from three to six months.

Since Fiscal 99, we have issued 160,000 shares of common stock under consulting agreements; these shares were valued at $3.00 per share, or $480,000, in the aggregate, and will be expensed in equal monthly amounts during Fiscal 2000.

During Fiscal 99, we incurred two significant charges against our earnings, which appear in our statement of operations under the "Other Income (Expense)" heading:

     First, we suffered a charge of $1,164,561 arising out of our acquisition, and subsequent tender for rescission, of Net 1. However, because we remain the legal owner of Net 1, we are required by generally accepted accounting principles to record Net 1 as a wholly-owned subsidiary from the date of acquisition. The financial statements of Net 1 from
September
     1 through December 31, 1999, were unavailable to us; therefore, the revenues and expenses of Net 1 are not included in our statement of operations for Fiscal 99. This is considered a departure from generally accepted accounting principles, the effects of which have not yet been determined. The total cost of the acquisition of Net 1 was $1,164,561, which exceeded the fair value of the net assets of Net 1 by $1,164,561. This excess was deemed to be impaired at December 31, 1999, due to the change in the operating environment, and was, thus, recorded in our statement of operations as an impairment loss. The future accounting treatment of the Net 1 acquisition is not certain, and we cannot make any prediction in this regard.

     Second, we suffered a charge of $957,075 arising out a settlement agreement and mutual release, which settled certain legal proceedings in which USURF America and CyberHighway were involved. These legal proceedings were settled in full by the issuance of 340,000 shares of our common stock to the adverse parties and we are paying $43,325 for reimbursement of their respective attorneys' fees. The 340,000 shares were valued at $2.6875 per share, or $913,750, in the aggregate. The price per share assigned to these shares was the closing price of our common stock on November 30, 1999, as reported by the American Stock Exchange.

For Fiscal 1999, our statement of operations reflects an income tax benefit of $1,653,161, resulting from the difference in the bases of the acquired customer bases for book versus tax purposes.

  Internet Segment.

During Fiscal 98, this segment began to generate revenues, following the acquisition of Desert Rain Internet Services, in September 1998. For all of Fiscal 98, this segment operated at a small loss. For all of Fiscal 99, the Internet segment generated all of our revenues and operated at a modest loss. This segment's operating loss is due to the operating losses occurring prior to the change in CyberHighway's management, one-time costs associated with the corporate restructuring at CyberHighway, including attorneys' fees, and operating losses that returned during the last two months of Fiscal 99.

  Community Television Segment.

During Fiscal 98 and Fiscal 99, this segment had no revenues and suffered a nominal loss from operations. As discussed above, effective July 1, 1999, we assigned all of our community television properties to New Wave Media Corp.

  Wireless Cable Segment.

For Fiscal 98 and Fiscal 99, the wireless cable segment had no operating activity. As described above, we have ceased, for the foreseeable future, our wireless cable activities.

Pro Forma Results of Operations

Assuming that the CyberHighway acquisition had occurred on January 1, 1998, USURF America would have had, on a pro forma basis for Fiscal 98, total revenues of $2,454,596 (unaudited) and a net loss of $6,124,330 (unaudited). This loss is primarily attributable to the amortization of the acquired customer base of CyberHighway. See Note 17 to our financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

  December 31, 1999.

Historically, we have had a significant working capital deficit. At December 31, 1999, our working capital deficit was $1,060,532, which is a substantially larger deficit than our $240,806 deficit at December 31, 1998.

The following table sets forth our current assets and current liabilities at December 31, 1999 and 1998:

                                              1999               1998

  Current Assets   Cash                       $75,313            $7,232
                   Accounts Receivable         59,098             1,033
                   Inventory                   21,207                --
                   Prepaids                     5,500                --

  Current
   Liabilities     Notes payable -
                    current portion           $   5,910              --
                   Accounts payable             363,665          17,493
                   Accrued payroll              118,157              --
                   Other current
                    liabilities                 216,650           2,159
                   Accounts payable -
                    affiliate                         -          10,069
                   Property dividends
                    payable                      43,750          57,519
                   Accrued interest to
                    stockholder                  29,741          15,416
                   Notes payable to
                    stockholder                 356,239         146,415
                   Deferred revenue              87,538              --

The large increase in our accounts payable is attributable to our expanded operations following the acquisition of CyberHighway coupled with our lack of working capital with which to pay our accounts payable as incurred.

Our accrued payroll at December 31, 1999, is attributable to accrued salary of our president and two of our vice presidents.

The increase in other current liabilities is attributable to our expanded operations as compared to our Fiscal 98 operations.

The increase in notes payable to stockholder from 1998 to 1999 represents loans made to us by our president, David M. Loflin. All of this indebtedness is due on demand and bears interest at 8% per annum. In addition, during the first quarter of Fiscal 2000, Mr. Loflin loaned us an additional $165,000 on the same terms. The funds loaned during Fiscal 1999 were used primarily for operating expenses, while the funds loaned during the first quarter of Fiscal 2000 were used primarily for use in the roll-out of our Quick-Cell wireless Internet access products, particularly in Santa Fe, New Mexico, and for working capital. Mr. Loflin has advised us that he does not intend to demand payment of his loans, until their repayment would not adversely affect our financial position.

Our working capital deficit deterioration from 1998 to 1999 has occurred in spite of the receipt of a total of $882,231 during 1999 in private sales of our securities:

     - January 1999: we received $290,000 from the sale of securities. These funds were applied to operating expenses.

     - May 1999: we received $105,000 from the sale of securities. These funds were applied to operating expenses and the purchase of needed equipment.

     - June 1999: we received $310,000 from the exercise of certain warrants. Approximately 40% of the funds received from the exercise of these warrants was used for working capital and the balance of these funds was used to purchase needed Quick-Cell wireless Internet equipment and other Internet-related equipment.

     - August 1999: we received $27,321 from the exercise of certain warrants. These funds were used for working capital.

     - November 1999: we received $150,000 from the sale of securities. These funds were used for operating expenses and for the purchase of needed equipment.

We expect that, prior to the end of the first half of 2000, certain common stock purchase warrants, representing an additional approximately
$1,300,000, will be exercised. However, we cannot assure you that these warrants will be exercised or, if exercised, that the timing of their exercise would significantly improve our financial position.

Without substantial additional investment, we will continue to experience a working capital deficit and be unable to implement our aggressive growth plan. We are seeking additional investments for this purpose, but we cannot assure you that we will be successful in our efforts.

  Commitment to Wireless Internet Business.

In October 1999, our management determined to apply, for the foreseeable future, all available capital to the exploitation of our Quick-Cell wireless Internet access products. However, we cannot assure you that we will obtain sufficient capital with which to implement fully our growth plan.

  Growth Strategy; Proposed Acquisitions.

During the past year, as we refined our growth strategy, we have determined that, as a purveyor of Internet access, for us to achieve the greatest growth and economies of scale, it is necessary for us to offer traditional dial-up Internet access and our Quick-Cell wireless Internet access products. Thus, to reach more Internet users, we will continue to provide high quality dial-up Internet access service as we continue to deploy our Quick-Cell wireless Internet access products.

We will also seek acquisitions of businesses that complement our core business. We have not agreed to any acquisition of this nature, and we cannot assure you that we will ever acquire another business.

  Quick-Cell Wireless Internet Strategy.

We are attempting to implement a plan designed to establish our Quick-Cell wireless Internet access products in 110 U.S. cities by the end of 2000. We have reached an tentative agreement with US West that would provide us with an extremely cost-effective connection to the Internet in our chosen markets, into which our Quick-Cell wireless Internet access systems would connect. We lack the capital needed to implement completely our growth plan and we cannot assure you that we will be successful in obtaining any capital.

  USURF America National Reseller Program.

With recently secured local dial-up Internet access agreements with national backbone providers, we have launched our "USURF America" high-quality dial-up Internet access service. The marketing of its dial-up access service is being accomplished by resellers, through our national reseller program. The resellers of our dial-up Internet access services receive continuing commissions for customers obtained through their efforts. This program has not yet begun to yield meaningful subscriber growth and we cannot assure you that our efforts in this regard will be successful.

  Community Television Stations.

In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products, we assigned all of our community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of New Wave common stock. Our board of directors declared a dividend with respect to all 1,500,000 New Wave shares.

  Cash Flows from Operating Activities.

During Fiscal 99, our operations used $546,097 in cash compared to cash used of $305,999 during Fiscal 98. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to the operating expenses. While the trend toward using increasing amounts of cash in operating activities remained continued, the large increase in the dollar amounts from 1998 to 1999 is attributable to our increased activities, due primarily to our acquisition of CyberHighway in January 1999. Should be continue to be unable to obtain significant amounts of additional capital, we expect that we will continue to use cash in operating activities at levels similar to those experienced in 1999.

  Cash Flows from Investing Activities.

During Fiscal 99, our investing activities used cash of $412,785 compared to $49,702 in Fiscal 98. During Fiscal 99, in our investing activities, capital expenditures [purchases of equipment] of $614,193 offset cash acquired in acquisitions and disposal of fixed assets. During 1998, in our investing activities, the acquisition of Desert Rain Internet Services [$24,666] and the purchase of equipment [$25,605] offset the payment of organization costs. Because we lack working capital, we cannot predict our cash flows from investing activities for all of 2000.

  Cash Flows from Financing Activities.

For Fiscal 99, our financing activities provided $1,026,963 in cash. Of this amount, $235,010 is attributable to loans from our president, $545,000 is attributable to private sales of securities and $337,321 is attributable to the receipt of funds from the exercise of certain warrants. Payments on notes payable represented a use of cash of $90,369. For Fiscal 98, our financing activities provided $362,933 in cash, $30,133 of which is attributable to loans from our president and $332,800 of which is attributable to the private sale of securities. We cannot predict future levels of cash flows from financing activities.

In March 2000, we received $325,000 in private sales of our securities. 65,000 units of securities consisting of one share of our common stock and one common stock purchase warrant [exercisable at $7.50 per share] were sold for $5.00 per unit.

  Non-Cash Investing and Financing Activities.

During Fiscal 99, we issued 566,000 shares of common stock under consulting agreements; these shares have been valued at $2,216,000, in the aggregate.

Since Fiscal 99, we have issued 160,000 shares of common stock under consulting agreements; these shares were valued at $480,000, in the aggregate.

During Fiscal 98, non-cash investing and financing activities included the issuance of 1,655,759 shares of our common stock issued for consulting and legal services to be performed, valued at $1,556,900.

Pro Forma Liquidity and Capital Resources

Assuming that the CyberHighway acquisition had occurred on January 1, 1998, USURF America would have had, on a pro forma basis, a working capital deficit of $217,680 (unaudited), total assets of $21,816,500 (unaudited), total liabilities of $5,792,653 (unaudited) and shareholders' equity of $16,023,847 (unaudited). See Note 17 to our financial statements included elsewhere in this Annual Report.

Management's Plans Relating to Future Liquidity

We continue to seek additional capital with which to operate and implement our aggressive growth plan. In March 2000, we obtained a total of $325,000 in a private offering of our securities. Even with this capital, we remain substantially illiquid. We require approximately $1,000,000 to become relatively liquid and to pursue aggressively the installation and marketing of our Quick-Cell wireless Internet access systems.

We expect that, prior to the end of the first half of 2000, warrants representing an additional approximately $1,300,000 will be exercised. We cannot assure you that any of these warrants will ever be exercised.

Our current operations will not be sufficient, on their own, to provide operating capital and to provide capital with which to pursue our growth strategy. We continue to seek capital with which to implement our growth strategy. We cannot assure you that we will ever secure capital necessary for our growth strategy to be implemented.

Capital Expenditures

During Fiscal 1999, we made $614,193 in equipment purchases. Currently, we lack capital to make any significant capital expenditures. However, during 2000, we expect to apply substantially all of our available capital, if any, to (1) the purchase of Quick-Cell wireless Internet equipment and the construction of local Quick-Cell wireless Internet access systems and/or
(2) the acquisition of one or more businesses that compliment our core business. We continue our aggressive pursuit of capital with which to implement our growth strategy.

Year 2000 Issues

We experienced no problems related to Year 2000 issues. During our efforts to become completely Year 2000 compliant, we incurred expenses of approximately $75,000.

CERTAIN STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE, THUS, PROSPECTIVE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS IS OUR ABILITY TO OBTAIN CAPITAL IN AMOUNTS NECESSARY FOR US TO ACCOMPLISH OUR PLAN FOR THE EXPLOITATION OF OUR QUICK-CELL WIRELESS INTERNET ACCESS PRODUCTS, AS WELL AS CONSUMER ACCEPTANCE OF THESE PRODUCTS.

Item 7.  Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure

On January 11, 2000, we dismissed Weaver and Tidwell, L.L.P. as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On January 24, 2000, we engaged Postlethwaite & Netterville as our new independent auditor, which firm audited our financial statements for the year ended December 31, 1999. The audit committee of our board of directors recommended this change in auditors and the full board approved the change.

                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the officers and directors of USURF America.

     Name                Age       Position(s)

David M. Loflin(1)       42        President and Director
Waddell D. Loflin (1)    50        Vice President, Secretary and Director
Christopher L. Wiebelt   41        Vice President - Finance and
                                    Chief Financial Officer
James Kaufman            36        Vice President - Corporate Development
Darrell D. Davis         36        Vice President - U.S. Internet Operations
Richard N. Gill          42        Director
Ross S. Bravata          41        Director
Michael Cohn             42        Director
_____________
(1)  David M. Loflin and Waddell D. Loflin are brothers.

Our current officers and directors serve until the next annual meeting of our board of directors or until their respective successors are elected and qualified. All officers serve at the discretion of our board of directors.
 Family relationships between our officers and directors are noted above. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

David M. Loflin, President and Director, has, for more than the past five years, owned and operated Gulf Atlantic Communications, Inc., a Baton Rouge, Louisiana-based wireless technology firm specializing in development of wireless cable systems and broadcast television stations. Gulf Atlantic has designed, constructed and operated two wireless cable systems: (1) Baton Rouge, Louisiana, and (2) Selma, Alabama. Mr. Loflin developed and currently operates one television station, WTVK-TV11, Inc. (a Warner Brothers Network affiliate), Channel 11 in Baton Rouge, Louisiana. For over ten years, Mr. Loflin has served as a consultant for Wireless One, one of the largest wireless communications firms in the United States. Mr. Loflin is a member of the Wireless Cable Association International and the Community Broadcasters Association.

Waddell D. Loflin, Vice President, Secretary and Director, has, for more than the past five years, served as Vice President of Operations and Treasurer of Gulf Atlantic Communications, Inc. and WTVK-TV11, Inc., both in Baton Rouge, Louisiana. In addition, Mr. Loflin serves as Production Manager and Film Director for WTVK-TV11, Inc. Mr. Loflin served as General Manager for Baton Rouge Television Company, Baton Rouge, Louisiana, a wireless cable system, where he directed the development and launch of such wireless cable system. Also, Mr. Loflin has devoted over five years to demographic research relating to the wireless cable industry. Mr. Loflin is a member of the Wireless Cable Association International and the Community Broadcasters Association. Mr. Loflin holds a B.A. degree in Social Sciences from Oglethorpe University, Atlanta, Georgia.

Christopher L. Wiebelt, Vice President - Finance and Chief Financial Officer, served as Vice President of Finance for Dynatech Corp. from 1994 through September 1997, and as President of a subsidiary of Dynatech Corp. from March 1996 through September 1997. From September 1997 to March 1999, Mr. Wiebelt served as President and Chief Financial Officer of Specialty Lighting, Inc., a Baton Rouge, Louisiana-based private manufacturing firm. >From March 1999 to September 1999, Mr. Wiebelt conducted a private accounting practice in Baton Rouge. Since September 1999, Mr. Wiebelt has worked for USURF America, and, in February 2000, he became its Vice President - Corporate Finance and Chief Financial Officer.

James Kaufman, Vice President - Corporate Development, received a B.S. degree in Journalism from the University of Colorado, Boulder, Colorado. >From 1994 to 1995, Mr. Kaufman was a registered representative with D.E. Fry, a Denver, Colorado-based broker-dealer. From 1995 to 1996, Mr. Kaufman was a registered representative with A.G. Edwards, a St. Louis, Missouri-based broker-dealer. From 1997 to February 1999, Mr. Kaufman served as Director of Corporate Development for B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm.

Darrell D. Davis, Vice President - U.S. Internet Operations, owned and operated Santa Fe Trail Internet Plus, Inc., a Santa Fe, New Mexico-based ISP, from 1996 to June 1999, when Santa Fe Trail was acquired by USURF America. From 1994 to 1996, Mr. Davis was employed by Galaxy Computer Services, Santa Fe, New Mexico. In 1995, Mr. Davis declared Chapter 7 bankruptcy.

Richard N. Gill, Director, has, for more than the past five years, served as Chairman of the Board, President and General Manager of Campti-Pleasant Hill Telephone Company, Inc., a Pleasant Hill, Louisiana-based independent telecommunications company involved in the cellular telephone service industry, the wireless cable industry and the Internet service provider industry. Mr. Gill currently serves on the Board of Directors of Artcrete, Inc., and is on the Advisory Board of Peoples State Bank, Pleasant Hill, Louisiana. Mr. Gill currently serves as a member of the Industry Telecommunication Advisory Committee for the Electrical Engineering Department at the University of Southwestern Louisiana, Lafayette, Louisiana. Mr. Gill is a past-Chairman and current member of the Louisiana Telephone Association. Mr. Gill is also a member of the United States Telephone Association and the National Telephone Cooperative Association.

Ross S. Bravata, Director, has, since 1981, worked for Novartis (formerly Ciba Corporation), in various positions, and currently serves as a Senior Control Systems Technician. In such capacity, Mr. Bravata supervises the service and maintenance of electronic instrumentation. Since 1988, Mr. Bravata has served as a director and principal financial officer of CG Federal Credit Union, Baton Rouge, Louisiana. Also, Mr. Bravata has, since its inception in 1994, served as a director of Trinity's Restaurant, Inc., in Baton Rouge, Louisiana.

Michael Cohn, Director, has, for over 20 years, owned and operated Arrow Pest Control, Inc., Baton Rouge, Louisiana. In addition, Mr. Cohn owns Arrow Pest Control of New Orleans, Wilson and Sons Exterminating in Mobile, Alabama, and Premier Termite and Pest Control in Florida.

Executive Committee

Our board of directors created an Executive Committee to facilitate management between meetings of the full board of directors. David M. Loflin, Waddell D. Loflin and Ross S. Bravata comprise the Executive Committee.

Our bylaws provide that the Executive Committee has the authority to exercise all powers of the board of directors, except the power:

     -  Declare dividends;

     -  Sell or otherwise dispose of all or substantially all of our assets;

     -  Recommend to our shareholders any action requiring their approval; and

     - Change the membership of any committee, fill the vacancies thereon or discharge any committee.

The Executive Committee, in general, acts on all matters requiring approval of our board of directors.

Audit Committee

In September 1999, our board of directors created an Audit Committee, consisting of three members, the majority of whom must be outside directors. The initial members of the Audit Committee are David M. Loflin, Michael Cohn and Richard N. Gill. The Audit Committee has the responsibility to review internal controls, accounting policies and financial reporting practices, to review the financial statements, the arrangements for, and scope of, the independent audit as well as the results of the audit arrangement and to review the services and fees of the independent auditors, their independence and recommend to the board of directors for its approval and for the ratification by our shareholders the engagement of the independent auditors to serve the following year in examining our accounts. The Audit Committee has held one meeting, wherein it recommended the recent change in our independent auditor.

Compensation of Directors

In March 1998, four of our directors, Waddell Loflin, Ross S. Bravata, Richard N. Gill and Michael Cohn, were issued 20,000 shares each of our common stock as a bonus for their services as directors. These shares were valued at $.80 per share by the board of directors; however, for financial reporting purposes, these shares were valued at $.56 per share, the last closing bid price for our common stock prior to issuance.

No other compensation has been paid to any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended or grant a small number of stock options for their services. However, no specific determination in this regard has been made.

Employment Contracts and Termination of Employment and
 Change-in-Control Agreements

>From inception through 1997, our president, David M. Loflin, and one of our vice presidents, Waddell D. Loflin, served without compensation. During 1999, these officers received salaries of $62,500 [$27,083 of this amount has been accrued] and $46,667 [$10,417 of this amount has been accrued], respectively.

In June 1999, each of Messrs. Loflin entered into an employment agreement. Since July 1999, Messers. Loflin have accrued a portion of their salaries ($150,000 and $100,000 per year, respectively), and a portion of their salaries will be continue to be accrued until such time as we are able to pay their accrued salaries without adversely affecting our financial condition.

Our vice president of finance and chief financial officer, Christopher L. Wiebelt, entered into an employment agreement.

Our vice president for corporate development, James Kaufman, and our vice president of U.S. Internet operations, Darrell Davis, have entered into employment agreements. During 1999, Mr. Kaufman receive salary of $103,333 [$20,667 of this amount has been accrued].

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change-in-control.

Option/SAR Grants in Last Fiscal Year

We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Indemnification of Directors and Officers

Article X of the Articles of Incorporation of USURF America provides that no director or officer shall be personally liable to USURF America or its shareholders for damages for breach of fiduciary duty as a director officer; provided, however, that such provision shall not eliminate or limit the liability of a director or officer for (1) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (2) the payment of dividends in violation of law. Any repeal or modification of Article X shall be prospective only and shall not adversely affect any right or protection of a director or officer of USURF America existing at the time of such repeal or modification for any breach covered by Article X which occurred prior to any such repeal or modification. The effect of Article X is that directors and officers will experience no monetary loss for damages arising out of actions taken (or not taken) in such capacities, except for damages arising out of intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of law.

As permitted by Nevada law, our bylaws provide that we will indemnify our directors and officers against expense and liabilities they incur to defend, settle or satisfy any civil, including any action alleging negligence, or criminal action brought against them on account of their being or having been directors or officers unless, in any such action, they are judged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers or control persons pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act

We became subject to the provisions of Sections 16(a) of the Securities Exchange Act of 1934 on October 14, 1999. Section 16(a) requires directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC an Initial Statement of Beneficial Ownership of Securities (Form 3) and Statements of Changes of Beneficial Ownership of Securities (Form 4). Directors, executive officers and greater-than-10% shareholders are required by SEC regulation to furnish copies to us of all Section 16(a) forms they file.

Based on a review of copies of these reports furnished to us, we believe that all of our directors, executive directors and greater-than-10%
beneficial owners filed their respective Form 3 reports; all of the Form 3 reports were filed late. However, the Form 3 report of Darrell Davis, one of our officers, has not yet been filed. Form 5 reports for 1999 for all officers and directors are due and have not yet been filed. Form 4 reports for certain of our officers and directors are due and have not yet been filed. We have requested that all of these persons file the required reports.

Based on a review of the copies of these reports furnished to us, it appears that Julius W. Basham, II, a former officer, director and 10%-owner, is current in his filings of required Forms 4 and Form 5.

Item 10.  Executive Compensation

Executive Compensation

The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                                                       Long-
                                                       term
                                                       Compen-
                                                       sation
                                             Other     Awards      All
                                             Annual      of        other
Name and                                     Compen-   Stock       Compen-
Principal                 Salary     Bonus   sation    Options     sation
Position          Year       $         $       $          #          $
---------         ----    ------     -----   -------   -------     -------

David M. Loflin   1999   $62,500(1)  $-0-    $-0-         0         $-0-
President [Prin-  1998   $55,000     $-0-    $-0-         0         $-0-
cipal Executive   1997   $-0-        $-0-    $-0-         0         $-0-
Officer]

Waddell D. Loflin 1999   $41,667(2)  $-0-    $-0-         0         $-0-
[Vice President   1998   $48,000     $-0-    $-0-         0         $-0-
and Secretary]    1997   $-0-        $-0-    $-0-         0         $-0-

James Kaufman     1999   $103,333(3) $-0-    $-0-         0         $-0-
[Vice President,  1998   $-0-        $-0-    $-0-         0         $-0-
Corporate Devel-  1997   $-0-        $-0-    $-0-         0         $-0-
opment]

Julius W.
 Basham II        1999   $133,762    $-0-    $-0-         0         $-0-
[Former Chief     1998   $-0-        $-0-    $-0-         0         $-0-
Operating         1997   $-0-        $-0-    $-0-         0         $-0-
Officer]
___________
(1) $27,083 of this amount has been accrued.
(2) $10,417 of this amount has been accrued.
(3) $20,667 of this amount has been accrued; $82,666 of this amount is payable in shares of our stock.

Employment Contracts and Termination of Employment and
  Change-in-Control Agreements

Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.

Name of Officer        Position(s)       Term       Salary        Date
---------------        -----------       ----       ------        ----
David M. Loflin        President        7 years    $150,000(1)   6/1/99

Waddell D. Loflin      Vice President   7 years    $100,000(2)   6/1/99
                        and Secretary

Christopher L.
 Wiebelt               Vice President,  3 years    $75,000       2/15/00
                        Finance and
                        Chief Financial
                        Officer

James Kaufman          Vice President,  1 year     $120,000(3)   3/22/99
				 Corporate      (renew-
				 Development     able)

Darrell Davis          Vice President,  3 years    $84,000       10/4/99
                        U.S. Internet
                        Operations
____________
(1) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 1999, we owed Mr. Loflin deferred salary in the amount of $27,083.
(2) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 1999, we owed Mr. Loflin deferred salary in the amount of $10,417.
(3) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 1999, we owed Mr. Kaufman deferred salary in the amount of $20,667; $82,666 is payable in shares of our stock.

In January 1999, we entered into an employment agreement with Julius W. Basham, II, currently a director and our former chief operating officer. Pursuant to the terms of a settlement agreement, Mr. Basham resigned as chief operating officer on January 4, 2000.

Option/SAR Grants in Last Fiscal Year

We did not grant any options to any person during the fiscal year ended December 31, 1999. We have never granted any stock appreciation rights
(SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

There are 13,120,845 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the current beneficial ownership of our common stock, by (1) persons known to be beneficial owners of more than 5% of our common stock, (2) each our officers and directors and (3) our officers and directors, as a group. Unless otherwise noted, the address of the listed persons is 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809.

Name and                      Shares
Address of                    Owned                      Percent
Beneficial Owner              Beneficially               Owned(1)
----------------              ------------               --------

David M. Loflin(2)             3,500,903                  25.73%

Waddell D. Loflin(2)             120,000                    *

Julius W. Basham, II(2)          909,000                   6.68%
6176 Laurelwood Drive
Reno, Nevada 89509

James Kaufman                    452,500                   3.32%
665 W. Velarde Drive
Thousand Oaks, California 91360

Christopher L. Wiebelt             7,500                    *

Darrell Davis                     70,000                    *

Richard N. Gill                   20,000                    *

Ross S. Bravata                   32,000                    *

Michael Cohn                     213,000(3)                1.56%

All officers and directors
  as a group (8 persons)       4,080,903                  29.99%
_______________
* Less than 1%.
(1) Based on 13,606,322 shares outstanding, assuming the issuance of all 485,477 shares underlying currently exercisable warrants.
(2) All of the shares owned by this shareholder are subject to a voting agreement and must be voted for David M. Loflin and Waddell D. Loflin in all elections of directors.
(3) 80,000 of these shares have not been issued, but underlie currently exercisable warrants.

Item 12.  Certain Relationships and Related Transactions

Founders

In November 1996, David M. Loflin purchased 1,600,000 shares of our common stock for $1,600 and Waddell D. Loflin, purchased 200,000 shares of our common stock for $200.

Loans by Officers

Since our inception, we have received loans and advances on open account from David M. Loflin in the total amount of approximately $560,000. These loans and advances bear interest at eight percent per annum and are payable on demand. To date, $40,000 of these loans have been repaid to Mr. Loflin. Mr. Loflin has advised us that he does not intend to demand further payment of any of these loans and advances until such time as repayment would not adversely affect our financial condition.

Subscription Agreements

Effective December 20, 1996, we entered into a subscription agreement with David M. Loflin, whereby we issued 1,578,512 shares of our common stock to Mr. Loflin in exchange for assignments of licenses and leases of licenses of television channels and wireless cable television channels and options to acquire these assets, as follows: Monroe/Rayville, Louisiana (channel
26), Natchitoches, Louisiana (channel 38), Port Angeles, Washington (channels H1-2-3), Astoria, Oregon (channels H2-3), Sand Point, Utah (channels B1-2-3; C1-2-3), The Dalles, Oregon (channels B1-2-3; C1-2-3), and Fallon, Nevada (channels E1-2-3-4; H3)

These assets were valued at $1,826,873, which was determined pursuant to a market report and appraisal prepared by Broadcast Services International, Inc., Sacramento, California. A more complete description of this appraisal appears below, under the heading "Appraisal". Mr. Loflin's total acquisition costs of these assets are unknown. Accordingly, our financial statements attribute no value to these assets.

Effective December 20, 1996, we entered into a subscription agreement with Waddell D. Loflin, whereby we issued 104,249 shares of our common stock to Mr. Loflin in exchange for an assignment of the license of television channel 36 in Bainbridge, Georgia.

These assets were valued at $120,652, which was determined pursuant to the appraisal described above. Mr. Loflin's acquisition costs of these assets are unknown. Accordingly, our financial statements attribute no value to these assets.

Reorganizations

Effective December 31, 1996, we entered into an agreement and plan of reorganization, whereby we purchased television station K13VE Channel 13 in Baton Rouge, Louisiana. In this transaction, David M. Loflin received 227,336 shares of our common stock for his ownership in this television station. The television station was valued at $263,106, which was determined pursuant to the appraisal described above. Mr. Loflin's acquisition costs relating to the rights to K13VE Channel 13 were $6,750. An additional $10,587 in costs was capitalized.

Effective December 31, 1996, we entered into an agreement and plan of reorganization, whereby we purchased licenses and leases of licenses of wireless cable television channels in Poplar Bluff, Missouri, and Lebanon, Missouri. In this transaction, David M. Loflin received 1,179,389 shares of our common stock valued at $1,364,553; Ross S. Bravata, one of our directors, received 42,887 shares of our common stock valued at $49,620; and Michael Cohn, one of our directors, received 53,608 shares of our common stock valued at $62,024. The values assigned to the assets acquired from Messrs. Loflin, Bravata and Cohn were determined pursuant to the appraisal described above. The acquisition cost of these assets was $179,611, which is reflected in our financial statements. At the time of this transaction, Messrs. Bravata and Cohn were not directors.

Securities Purchases

In March 1997, Michael Cohn purchased 20,000 shares of our common stock for $50,000 in cash. At the time of this transaction, Mr. Cohn was not a director.

In January 1999, Mr. Cohn purchased 30,000 units of our securities in a private offering, at a purchase of $4.50 per unit, or $135,000 in the aggregate. Each unit purchased by Mr. Cohn consisted of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at an exercise price of $7.00 per share. Mr. Cohn purchased units on the same terms and conditions as were offered to unaffiliated persons.

In November 1999, Mr. Cohn purchased 50,000 units of our securities in a private offering, at a purchase of $3.00 per unit, or $150,000 in the aggregate. Each unit purchased by Mr. Cohn consisted of one share of our common stock and one common stock purchase warrant to purchase one share of our common stock at an exercise price of $7.00 per share. Mr. Cohn purchased units on the same terms and conditions as were offered to unaffiliated investors.

Stock Bonus

In March 1998, four of our directors, Waddell Loflin, Ross S. Bravata, Richard N. Gill and Michael Cohn, were issued 20,000 shares each of our common stock as a bonus for their services as directors. These shares were valued by the board of directors at $.80 per share. However, for financial reporting purposes, these shares were valued at $.56 per share, the last closing bid price for our common stock prior to issuance.

Employment Agreements

Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.

Name of Officer        Position(s)       Term       Salary        Date
---------------        -----------       ----       ------        ----
David M. Loflin        President        7 years    $150,000(1)   6/1/99

Waddell D. Loflin      Vice President   7 years    $100,000(2)   6/1/99
                        and Secretary

Christopher L.
 Wiebelt               Vice President,  3 years    $75,000       2/15/00
                        Finance and
                        Chief Financial
                        Officer

James Kaufman          Vice President,  1 year     $120,000(3)   3/22/99
				 Corporate      (renew-
				 Development     able)

Darrell Davis          Vice President,  3 years    $84,000       10/4/99
                        U.S. Internet
                        Operations
____________
(1) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 1999, we owed Mr. Loflin deferred salary in the amount of $27,083.
(2) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 1999, we owed Mr. Loflin deferred salary in the amount of $10,417.
(3) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 1999, we owed Mr. Kaufman deferred salary in the amount of $20,667; $82,666 is payable in shares of our stock.

In January 1999, we entered into an employment agreement with Julius W. Basham, II, currently a director and our former chief operating officer. Pursuant to the terms of a settlement agreement, Mr. Basham resigned as chief operating officer on January 4, 2000. During 1999, Mr. Basham received total cash compensation of $133,762.

Voting Agreement

On January 29, 1999, David W. Loflin, Waddell D. Loflin, Julius W. Basham, David W. Brown and Wm. Kim Stimpson entered into a voting agreement, whereby all of these persons are required to vote all shares owned by them for David M. Loflin and Waddell D. Loflin in all elections of directors of USURF America. Currently, approximately 4,529,903 shares are subject to this voting agreement.

Settlement Agreement

On November 30, 1999, we entered into a settlement agreement and mutual release, which settled certain legal proceedings in which USURF America and CyberHighway, had been involved. The parties to the settlement agreement were: USURF America, CyberHighway, Julius W. Basham, II, William Kim Stimpson and David W. Brown.

Under the settlement agreement, the following legal proceedings have been settled in full: (1) David W. Brown, Plaintiff v. USURF America, Inc. and Cyberhighway, Inc., Defendants, in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Case No. CV OC 9904230D; (2) Julius W. Basham, II, Individual Plaintiff, David W. Brown, William Kim Stimpson, Individuals, Involuntary Party Plaintiffs v. USURF America, Inc., formerly known as Internet Media, Inc., in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil Case No. CVOC 9904382D; and (3) David W. Brown, Claimant v. Cyberhighway, Inc., Respondent, Industrial Commission, State of Idaho, IDOL 3362-1999.

Other material terms of the settlement agreement include

     - each and every of the claims made in the legal proceedings described above by Basham, Stimpson and Brown were dismissed with prejudice and any other potential claims of Basham, Stimpson and Brown against USURF America and/or CyberHIghway released;

     - USURF America and CyberHighway released any and all claims against Basham, Stimpson and Brown;

     - Basham, Stimpson and Brown each reaffirmed their existing agreements not to compete, with the exception that Brown is now able to seek any employment opportunity, except that Brown remains prohibited from working for any person or entity engaged in the 2.4 GHz wireless Internet access industry;

     - Basham, Stimpson and Brown each reaffirmed their existing confidentiality agreements in their entirety;

     - USURF America delivered a total of 340,000 shares of common stock, as follows: 215,000 shares to Basham; 34,000 shares to Stimpson; and 91,000 shares to Brown;

     -  Basham resigned as chief operating officer of USURF America;

     - USURF America shall, as reimbursement for attorneys fees incurred by Basham, Stimpson and Brown, pay the total sum of $43,325, in 10 equal installments payable every other week, to the law firm of Givens Pursley, Boise, Idaho;

     - each of Basham, Stimpson and Brown acknowledged that the voting agreement among Basham, Stimpson, Brown, David M. Loflin and Waddell D. Loflin remained in full force and effect; and

     - nothing contained in the settlement agreement is construed as an admission of liability by any party to the settlement agreement.

For a discussion on the financial impact of the settlement agreement, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The board of directors determined that entering into the settlement agreement was in the best interest of USURF America.

H + N Partners

During 1998, we issued a total of 187,000 shares of our common stock to H + N Partners, a fictitious name division of B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm in which James Kaufman, our Vice President - Corporate Development, was a partner. Mr. Kaufman received a portion of the shares issued to H + N Partners. 37,000 of the shares were valued at $2.00 per share and 150,000 of the shares were valued at $2.50 per share. All of the shares issued to H+N Partners were the subject of effective registration statements filed with the SEC. Mr. Kaufman was not an officer at the time of the stock issuances to H + N Partners.

Also during 1998, in connection with a private offering of our securities, we issued to H + N Partners 56,667 warrants to purchase a like number of shares of our common stock at an exercise price of $1.25 per share and 56,667 warrants to purchase a like number of shares of our common stock at an exercise price of $1.50 per share. H+N Partners is a selling shareholder under this prospectus as to all of the shares underlying these warrants. Mr. Kaufman was not an officer at the time of the warrant issuances to H + N Partners.

Appraisal

  Background.

The appraisal referred to above was prepared by Broadcast Services International, Inc., a Sacramento, California-based communications appraisal firm. The report of Broadcast Services was based on 1990 Census Data. With respect to the wireless cable markets, the engineering studies relied upon by Broadcast Services indicate the number of households within the broadcast radius using the 1200 MHZ frequency. The 1200 MHZ frequency was assumed, due to Broadcast Service's experience that, given all of the variables that may be present in a market-by-market system build-out, the actual benchmark performance is more truly reflected by using the higher (1200 MHZ) frequency, such that the signal attenuation is not over-stated. Valuation formulas for the wireless cable markets were based on initial public offerings within the wireless cable industry during the past three years. The formulas used in evaluation of the broadcast channels were based on recent sales and market evaluation techniques employed by the Community Broadcasters Association, among others.

  Use of Appraisal.

At our inception, the board of directors adopted a plan that provided that our initial capitalization be 6,000,000 shares. 1,800,000 of these shares were sold as founders' stock and 360,000 shares were sold to a public company for distribution as a dividend. The balance of these shares, 3,840,000 shares, were to be utilized to acquire assets, which were acquired pursuant to the subscription agreements and the reorganization agreements described above. The board of directors utilized the appraisal as a means to allocate the 3,840,000 shares among the assets acquired, as follows:

                    Appraised Value    Shares of Common     Historical Cost
Transaction		 of Assets Acquired    Stock Issued          of Assets
-----------        ------------------  ----------------     ---------------

Subscription
 Agreement
 with David M.
 Loflin               $1,826,873           1,578,512            Unknown

Subscription
 Agreement
 with Waddell D.
 Loflin                 120,652              104,249            Unknown

First
 Reorganization         263,106              227,336            $ 17,337

Second
 Reorganization       2,233,555            1,929,903            $179,611

     Total           $4,444,186            3,840,000            $196,948

The apparent $1.157 per share value was determined by dividing the 3,840,000 shares of our common stock allocated by the board of directors for asset acquisition into the $4,444,186 total appraised value of the assets acquired. The board of directors utilized this apparent per share value for corporate purposes, that is, the determination of consideration received for the issuance of shares of our common stock. However, the independent appraiser did not value the shares of our common stock issued in consideration of the assets acquired. Rather, the independent appraiser valued only the assets acquired by us in the various transactions. The $1.157 per share figure was utilized by the board of directors primarily as a means of allocating the 3,840,000 shares among the four asset acquisition transactions consummated in completing its plan for our initial capitalization. Thus, the $1.157 figure, while utilized in two ways by the board of directors, was determined arbitrarily by the board of directors and is not based on any accounting or other financial criteria.

The appraised value of the assets described above bears no relationship to the costs of the assets to the affiliates from whom they were acquired.

Item 13.  Exhibits and Reports on Form 8-K

  (a)(1)  Financial Statements

          Index to Financial Statements of USURF America

          Independent Auditor's Report
          Independent Auditor's Report
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended
             December 31, 1999, 1998 and 1997
          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,
             1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

  (a)(2)  Exhibits

          Exhibit No.       Description
          -----------       -----------

            23.1            Consent of Weaver and Tidwell, L.L.P.,
                             Independent Auditor

  (b)  Reports on Form 8-K

During the three months ended December 31, 1999, we filed a Current Report on Form 8-K, date of event: November 30, 1999, wherein we reported the execution of a settlement agreement and mutual release with the former owners of our CyberHighway subsidiary. This Current Report on Form 8-K is incorporated herein by this reference.

Subsequent to December 31, 1999, on January 24, 2000, we filed a Current Report on Form 8-K, date of event: January 11, 2000, wherein we reported a change of our independent auditor. This Current Report on Form 8-K is incorporated herein by this reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                USURF AMERICA, INC.


                                By: /s/ David M. Loflin
                                     David M. Loflin
                                     President

In accordance with the Exchange Act, this report has ben signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David M. Loflin                                 Date: April 13, 2000
David M. Loflin
President (Principal Executive Officer)
and Director


/s/ Waddell D. Loflin                               Date: April 13, 2000
Waddell D. Loflin
Vice President, Secretary and Director


/s/ Christopher L. Wiebelt                          Date: April 13, 2000
Christopher L. Wiebelt
Vice President - Corporate Finance and Chief
Financial Officer (Principal Financial Officer)


/s/ James Kaufman                                   Date: April 13, 2000
James Kaufman
Vice President - Corporate Development


/s/ Darrell Davis                                   Date: April 13, 2000
Darrell Davis
Vice President - U.S. Internet Operations


/s/ Ross S. Bravata                                 Date: April 13, 2000
Ross S. Bravata
Director


/s/ Richard N. Gill                                 Date: April 13, 2000
Richard N. Gill
Director


/s/ Michael Cohn                                    Date: April 13, 2000
Michael Cohn
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of USURF America. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

               INDEX TO FINANCIAL STATEMENTS OF USURF AMERICA, INC.

     Independent Auditor's Report
     Independent Auditor's Report
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997
     Consolidated Statements of Changes in Stockholders' Equity for the Years
       Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997
     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
USURF America, Inc. and Subsidiaries
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheet of USURF
America, Inc. (formerly Internet Media Corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of USURF America, Inc. and Subsidiaries as of December 31, 1998, and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, were audited by other auditors whose report dated April 9, 1999, on those statements included an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the revenues and expenses subsequent to the acquisition of a company acquired using the purchase method of accounting have not been included in the accompanying financial statements as required by generally accepted accounting principles. The effects on the accompanying financial statements have not been determined.

In our opinion, except for the effects on the 1999 financial statements discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of USURF America, Inc. and Subsidiaries as of December 31,1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has significant operating losses. In addition, the Company has excess current liabilities over current assets of approximately $1,060,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Postlethwaite and Netterville, APAC

Baton Rouge, Louisiana
April 8, 2000

INDEPENDENT AUDITOR'S REPORT

To the Board of Director's and Stockholders
Internet Media Corporation

We have audited the accompanying consolidated balance sheet of USURF America, Inc., and subsidiaries, (formally Internet Media Corporation and subsidiaries), as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USURF America, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16, the Company has limited capital resources and a loss from operations since inception, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 9, 1999

                      USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

ASSETS
                                       1999                  1998

CURRENT ASSETS
  Cash and cash equivalents        $    75,313             $   7,232
  Accounts receivable-net               59,098                 1,033
  Inventory                             21,207                     -
  Prepaid expenses and
   other current assets                  5,500                     -

                                       161,118                 8,265

PROPERTY AND EQUIPMENT
  Cost                               1,501,233               248,679
  Less: accumulated depreciation      (421,786)               (1,412)

                                     1,079,447               247,267

INVESTMENTS                             68,029                43,750

OTHER ASSETS
  Acquired customer base-net        11,764,650                10,932
  Goodwill-net                       5,681,992                     -
  Other intangibles-net                782,580                23,275
  Other assets                           7,353                   170

                                    18,236,575                34,377
     TOTAL ASSETS                  $19,545,169             $ 333,659

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable-current portion    $     5,910             $       -
  Accounts payable                     363,665                17,493
  Accrued payroll                      118,157                     -
  Other current liabilities            216,650                 2,159
  Accounts payable-affiliate                 -                10,069
  Property dividends payable            43,750                57,519
  Accrued interest to stockholder       29,741                15,416
  Notes payable to stockholder         356,239               146,415
  Deferred revenue                      87,538                     -

                                     1,221,650               249,071

LONG-TERM LIABILITIES
  Deferred income taxes              3,883,210                     -

                                     5,104,860               249,071

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value
   Authorized: 100,000,000 shares
   Issued and outstanding:
    12,786,116 in 1999; 8,497,259
    in 1998                             1,279                    850
  Additional paid-in capital       28,918,638              2,874,189
  Accumulated deficit             (12,616,830)            (1,686,667)
  Subscriptions receivable               (860)                  (860)
  Deferred consulting              (1,861,918)            (1,102,924)

                                   14,440,309                 84,588

     TOTAL LIABILTIES AND
      STOCKHOLDERS' EQUITY        $19,545,169             $  333,659


The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 1999             1998             1997

REVENUES
  Internet access revenues    $2,268,511       $    5,440       $        -
  Equipment sales                278,714                -                -
  Internet access costs
   and cost of goods sold     (1,152,721)               -                -

    Gross profit               1,394,504            5,440                -

OPERATING EXPENSES
  Depreciation and
   amortization                7,653,924            4,394            2,721
  Professional fees            1,945,935          813,517          530,669
  Rent                           132,395           15,823           11,877
  Salaries and commissions     1,603,556          154,924           44,733
  Advertising                    125,034                -                -
  Other                          399,914           45,806           29,385

                              11,860,758        1,034,464          619,385

LOSS FROM OPERATIONS         (10,466,254)      (1,029,024)        (619,385)

OTHER INCOME (EXPENSE)
  Other income                    23,875                -              596
  Litigation settlement         (957,075)               -                -
  Impairment loss             (1,164,561)               -                -
  Interest expense               (19,309)          (8,602)          (6,015)

                              (2,117,070)          (8,602)          (5,419)

LOSS BEFORE INCOME TAX       (12,583,324)      (1,037,626)        (624,804)

INCOME TAX BENEFIT             1,653,161                -                -

NET LOSS                    $(10,930,163)     $(1,037,626)      $ (624,804)

Net loss per common share      $(0.96)           $(0.14)           $(0.10)

Weighted average number
 of shares outstanding       11,419,641         7,361,275        6,193,678


The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              Sub-
                                              scrip-
                                 Accum-       tions     Deferred
              Common  Paid-in    ulated       Receiv-    Con-
    Shares    Stock   Capital    Deficit      vable     sulting      Total
    ------    -----   -------    -------      -------   --------     -----

Balance,
Decem-
ber 31,
1996

   6,000,000  $  600 $   198,508 $   (24,237) $ (2,160) $         -  $
172,711

Issuance of
common stock
for future
services

     404,000      40     749,960           -         -     (750,000)
   -

Payment
on sub-
scription
receivable

           -       -           -           -     1,300            -
1,300

Issuance of
common
stock for
cash

      20,000       2      49,998           -         -            -
50,000

Recognition
of services
performed
for stock

           -       -           -           -         -      438,111
438,111

Net loss

           -       -           -    (624,804)        -            -
(624,804)

Balance,
December
31, 1997

   6,424,000     642     998,466    (649,041)     (860)    (311,889)
37,318

Issuance of
common
stock for
future
services

   1,655,759     166   1,556,734           -         -   (1,556,900)
   -

Issuance of
common
stock for
cash

     400,000      40     332,760           -         -            -
332,800

Issuance of
common
stock for
investments

      17,500       2      43,748           -         -            -
43,750

Declared
dividends

           -       -     (57,519)          -         -            -
(57,519)

Amortization
of deferred
consulting

           -       -           -           -         -      765,865
765,865

Net loss

           -       -           -  (1,037,626)        -            -
(1,037,626)

Balance,
December
31, 1998

   8,497,259     850   2,874,189  (1,686,667)     (860)  (1,102,924)
84,588

Issuance of
common
stock for
future
services

     566,000      57   2,215,943           -         -   (2,216,000)
   -

Issuance of
common
stock for
acqui-
sitions

   3,030,000     303  21,586,726           -         -            -
21,587,029

Issuance of
common
stock for
cash

     115,000      11     394,989           -         -            -
395,000

Exercise of
warrants

     176,857      18     337,304           -         -            -
337,322

Issuance of
subscription
agreement

      50,000       5     149,995           -  (150,000)           -
   -

Proceeds
on sub-
scription
receivable

           -       -           -           -   150,000            -
150,000

Issuance of
stock per
employment
agreement

      11,000       1      43,311           -         -            -
43,312

Expenses to
be paid by
issuance
of common
stock

          -        -     257,167           -         -            -
257,167

Issuance of
common
stock for
settlement

    340,000       34     913,716           -         -            -
913,750

Stock
warrants

          -        -     145,298           -         -            -
145,298

Amortization
of deferred
consulting

          -        -           -           -         -    1,457,006
1,457,006

Net loss

          -        -           - (10,930,163)        -            -
(10,930,163)

Balance,
December
31, 1999

 12,786,116  $1,279 $28,918,638 $(12,616,830)    $(860) $(1,861,918)
$14,440,309


The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                 1999             1998             1997

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                  $(10,930,163)     $(1,037,626)     $  (624,804)
  Adjustment to
   reconcile net loss
   to net cash used
   in operating
   activities
     Depreciation and
      amortization             7,653,924            4,394            2,721
     Consulting fees
      recognized               1,457,006          765,865          438,111
     Litigation settlement       913,750                -                -
     Impairment loss           1,164,561                -                -
     Legal fees                  126,500                -                -
     Compensation expense        319,301                -                -
     Deferred income taxes    (1,653,161)               -                -
     Loss on disposal                280                -                -
  Changes in operating
   assets and liabilities
     Accounts receivable          35,537             (809)              85
     Inventory                    49,518                -                -
     Prepaid expenses and
      other current assets         7,980                -                -
     Accounts payable            (36,857)           1,787                -
     Accrued payroll             118,157          (39,310)          71,767
     Other current
      liabilities                215,929                -                -
     Other assets and
      liabilities                (11,555)            (300)               -
     Deferred revenue             23,196                -                -

      Net cash used in
      operating activities      (546,097)        (305,999)        (112,120)

CASH FLOWS FROM
INVESTING ACTIVITIES
  Proceeds on disposal
   of fixed assets                15,090                -                -
  Cash acquired in
   acquisitions                  186,318          (24,666)               -
  Payment of organization
   costs                               -              569
  Purchases of licenses
   and rights to leases
   of licenses                         -                -           (5,000)
  Capital expenditures          (614,193)         (25,605)         (14,964)

      Net cash used in
      investing activities      (412,785)         (49,702)         (19,964)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Payments on notes
   payable                       (65,369)               -                -
  Payments on notes
   payable-stockholder           (25,000)               -                -
  Payments on subscriptions
   receivable                    150,000                -            1,300
  Proceeds from note
   payable-stockholder           235,010           30,133           66,282
  Issuance of common
   stock for cash                395,000          332,800           50,000
  Warrants exercised             337,322                -                -

      Net cash provided
      by financing
      activities               1,026,963          362,933          117,582

Net increase (decrease)
in cash and cash
equivalents                       68,081            7,232          (14,502)

Cash and cash equivalents,
Beginning of period                7,232                -           14,502

Cash and cash equivalents,
End of period                    $75,313        $   7,232          $     -

The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

USURF America, Inc. (USURF), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. USURF currently operates as in internet service provider
(ISP), in the inter-mountain west region of the United States, with primary operations in Boise, Idaho. USURF's original purpose was to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry. Until January 1999, the Company was in the development stage.
In 1998 the Company changed its focus to concentrate in the wireless internet communications industry. The Company later ceased efforts to develop the wireless cable and low power television business areas and assigned all of its assets from the low power television activities to New Wave Media Corp. in exchange for a 15% ownership interest in New Wave Media Corp.

Effective December 31, 1996, USURF acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995 (WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri. Effective October 8, 1998, the Company formed Santa Fe Wireless Internet, Inc. (Santa
Fe), a New Mexico corporation, to hold the assets acquired from Desert Rain Internet Services. Santa Fe was organized to provide wireless internet access. The acquisition of WEI and MCTV by USURF was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. The acquisition of Santa Fe was accounted for as a purchase whereby cost is allocated to the assets acquired.

On January 29, 1999, the Company acquired all the stock of CyberHighway, Inc., a Boise, Idaho-based ISP, by issuing 2,000,000 shares of stock valued at approximately $15,940,000. In addition, 325,000 shares of common stock were issued in payment of a finder's fee arising out of this acquisition. This acquisition fundamentally altered USURF's outlook, providing the Company with an extensive dial-up customer base, as well as technologically-advanced operations facilities and immediate access to customers in internet services markets dominated by CyberHighway-owned or affiliate service providers. This acquisition was accounted for as a purchase business combination

In June 1999, USURF acquired all the stock of Santa Fe Trail Internet Plus, Inc., a Santa Fe, New Mexico-based ISP, by issuing 100,000 shares of stock valued at approximately $400,000. This acquisition was accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period, and as of the beginning of the preceding period, are not shown due to the transaction being immaterial to the financial statements taken as a whole.

In July 1999, USURF acquired all of the stock of Premier Internet Services, Inc., an Idaho-based ISP, by issuing 127,000 shares of stock valued at approximately $508,000. This acquisition was accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period, and as of the beginning of the preceding period, are not shown due to the transaction being immaterial to the financial statements taken as a whole.

In August 1999, USURF acquired the www.usurf.com domain by issuing 150,000 shares of stock valued at approximately $863,000.

In December 1999, USURF acquired a portion of the ISP-related equipment and customer base of Cyber Highway of North Georgia, Inc., a Demorest, Georgia-based ISP. In November 1999, the Company acquired the customer base of Cyber Mountain, Inc., a Denver, Colorado-based ISP.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of USURF and all wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation.

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

A material estimate that is particularly susceptible to significant change is the amortization of intangibles. In estimating the period over which to amortize the acquired customer bases, management obtains information from industry data.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventory

Inventory consists of internet access equipment held for sale and is valued at the lower of cost or market. Cost is determined using the specific identification method.

Property and Equipment

Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years. Included in property and equipment are wireless modems, most of which are not placed in service at December 31, 1999, and are therefore, not being depreciated.

Revenue Recognition

The Company maintains license agreements with affiliate ISP's to provide internet access to affiliates' customers. License fees are typically billed in the month the services are provided. The Company charges direct customers (residential and business subscribers) monthly access fees to the internet and recognizes the revenue in the month the access is provided. For certain subscribers billed in advance, the Company recognizes the revenue over the period the billing covers. Revenue for other services provided, including set-up fees charged to customers and affiliates, and equipment sales are recognized as the service is performed or the equipment is delivered.

Costs of Access Revenues

Costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when realization is less than 50% probable. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and markets, which comprise the Company's customer base. The Company generally does not require collateral, and receivables are generally due within 30 days.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, trade receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturities of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

Loss Per Common Share

Basic loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the period. Calculation of diluted loss per common share is not presented because the effects of potential common stock issuable upon exercise of stock options and contingently issuable shares would be antidilutive.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, primarily acquired customer bases, are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (generally 3 years). Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions which may indicate an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized, based on location specific economic factors. See Note 2.

Advertising

The Company expenses advertising costs as incurred. During the year ended December 31, 1999, the Company incurred approximately $125,000, in advertising costs.

Investments

Investments include minority interests held in three non-public companies recorded at cost, which approximates fair value.

2.  NET 1, INC. ACQUISITION

On August 23, 1999, the Company acquired Net 1, Inc. (Net 1) in a business combination accounted for as a purchase. Net 1 is primarily engaged as an ISP in Alabama. In September, 1999 the Company tendered the shares of capital stock obtained in the acquisition of Net 1 for rescission of the transaction (see Note 15). However, legally the Company is still the owner of the outstanding shares of Net 1 and is required by generally accepted accounting principles to record Net 1 as a wholly owned subsidiary from the date of acquisition.

The financial statements of Net 1 were not available to the Company from September 1, 1999 through December 31, 1999; therefore, the revenues and expenses of Net 1 are not included in the accompanying statement of operations for the year ended December 31, 1999. This is considered a departure from generally accepted accounting principals, of which, the effects on the Company have not been determined.

The total cost of the acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at December 31, 1999 due to the change in the operating environment and was recorded in the accompanying financial statements as an impairment loss.

3.  PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 1999 and 1998:

                                         1999             1998

     Wireless cable equipment         $  188,091       $  188,091
     Equipment                           906,047           60,588
     Furniture and fixtures               37,487                -
     Office equipment                    338,531                -
     Leasehold improvements               31,077                -

                                       1,501,233          248,679

     Accumulated depreciation           (421,786)          (1,412)
     Property and equipment, net      $1,079,447         $247,267

4.  INTANGIBLES

Classification of intangibles and accumulated amortization at December 31st were as follows:

                                         1999             1998

     Acquired customer base           $16,676,433      $   11,818
     Goodwill                           8,126,616               -
     Other                                940,186          27,750

                                       25,743,235          39,568
     Accumulated amortization          (7,514,013)         (5,361)

                                      $18,229,222      $   34,207

5.  WIRELESS CABLE ASSETS

Property and equipment includes wireless cable station equipment, which is operational but has not been put into use. The equipment is recorded at cost of approximately $188,000 and is not being depreciated. In addition, the Company owns licenses in the wireless cable markets, which operate on the same frequencies and will be used in the wireless internet market.

The Company's ability to provide two-way interactive internet service on its current channel license agreements depends on pending Federal Communication Commission (FCC) approval of two-way communication on the related frequencies. Management believes approval by the FCC is imminent; however, if such approval is not obtained, future recoverability of the carrying value may become impaired.

6.  LICENSES AND RIGHTS TO LEASES OF LICENSES

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
     Fallon, Nevada                      August 09, 2006

Application for renewal of licenses must be filed within a certain period prior to expiration.

7.  NOTE PAYABLE TO STOCKHOLDER

                                         1999             1998

     Note payable to stockholder,
     interest accrues at 8%,
     due on demand and unsecured.      $356,239         $146,415

8.  NOTE PAYABLE

The note payable of $5,910 at December 31, 1999, consists of a note payable to a bank with interest at 9.25%, due in monthly payments of $2,887, with final payment due February 25, 2000, secured by accounts receivable, inventory and equipment.

9.  INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31:

                                         1999             1998

     Deferred tax liabilities
       Amortization of intangibles    $3,883,210        $      -

     Deferred tax assets
       Net operating loss
        carryforwards                  2,313,159         573,467
       Less - valuation allowance     (2,313,159)       (573,467)

                                               -               -

     Net deferred tax liability       $3,883,210        $      -

The net changes in the valuation allowance for the periods ended December 31, 1999 and 1998 were $1,739,692 and $352,793, respectively.

The deferred tax liability results from the acquisitions of Cyberhighway, Inc., Santa Fe Trail Internet Plus, Inc., and Premier Internet Services, Inc. in tax free reorganizations, in which there is no tax basis in the acquired customer base.

The Company has a net operating loss carry forward of approximately $6,800,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2014 if not utilized.

10.  SOURCES OF SUPPLIES

The Company relies on local telephone companies and other companies to provide data communications. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

The Company maintains various vendors for required products, such as modems, terminal services and high-performance routers, which are important components of its network. Some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

11.  COMMITMENTS

The Company has contracts with various telephone companies and other companies to provide data communication services. The terms on these agreements range from month-to-month to five years. Future obligations under these agreements as of December 31, 1999 are as follows for the years ending December 31:

               2000           $820,000
               2001            540,000
               2002            330,000
               2003            140,000
               2004            100,000

12.  RELATED PARTY

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of shareholder's equity and will be amortized over the life of the agreements.

In March 1998, four directors of the Company were issued 20,000 shares each of Company common stock as a bonus for their services as directors. Compensation expense of approximately $45,000 was recorded based on the fair value of the common stock on the date of issue.

13.  WARRANTS

Warrants outstanding at December 31, 1999 consists of the following:

56,667 issued on May 18, 1999, pursuant to an Investment Banking Agreement, with an exercise price of $1.25, exercisable for a period of four years from issuance.

56,667 issued on May 18, 1999, pursuant to an Investment Banking Agreement, with an exercise price of $1.50, exercisable for a period of four years from issuance.

34,000 issued on May 18, 1999, pursuant to a Selling Agreement, with an exercise price of $1.25, exercisable for a period of five years from issuance, of which 21,857 were exercised during 1999.

60,000 issued on January 20, 1999, pursuant to a private offering, with an exercise price of $7.00, exercisable for a period of two years from issuance, redeemable by the Company at any time the bid price of the Company's common stock has been at or above $8.50 per share for five consecutive trading days.

35,000 issued on June 4, 1999, pursuant to a private offering, with an exercise price of $7.00, exercisable for a period of one year from issuance, redeemable by the Company at any time the bid price of the Company's common stock has been at or above $10.00 per share for five consecutive trading days.

60,000 issued on December 1, 1999, pursuant to a Consulting Agreement, with an exercise price of $3.50, exercisable for a period of five years from issuance. The Company does apply SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for the stock warrants issued to non-employees in connection with the original stock issuance. The Company has recorded expense of $145,298 pursuant to the issuance of these warrants. The fair value of the warrants granted to non-employees is estimated on the date of the grant using the assumption of an expected life of 5 years, and a risk-free interest rate of 5.0%.

50,000 issued on August 27, 1999, pursuant to a Subscription Agreement, with an exercise price of $6.00, exercisable for a period of three years from issuance.

14.  SETTLEMENT AGREEMENT

On November 30, l999, the Company entered into a settlement agreement and mutual release, which settled certain legal proceedings in which USURF and CyberHighway had been involved. The parties to the settlement agreement were: USURF, CyberHighway, the former operating officer and a former director, and two former owner-employees (collectively the plaintiffs) of CyberHighway.

Pursuant to this settlement agreement, certain legal proceedings were settled in full by issuance of 340,000 shares of USURF common stock to the plaintiffs. The Company is paying the total sum of $43,325 for reimbursement of attorneys' fees paid by the plaintiffs.

The 340,000 shares issued were valued at $2.6875 per share, or $913,750, in the aggregate. The price per share assigned to the issued shares was the closing price of the common stock, as reported by the American Stock Exchange. The total charge against earnings in 1999 resulting from the settlement agreement was $957,075.

15.  COMMITMENTS AND CONTINGENCIES

In September l999, the Company tendered the shares of capital stock obtained in the acquisition of Net 1, Inc. (See Note 2) for rescission of the transaction. The Company had intended to commence arbitration to pursue its rescission claim. However, one of the former owners of Net 1, has instituted arbitration, through the American Arbitration Association, and is seeking to enforce certain registration rights associated with a portion of the shares of the Company's common stock received by him in the acquisition transaction.

The Company will present the rescission claim as a counterclaim in the pending arbitration proceeding. The counterclaim will be made against Net 1 and its former owners, wherein the Company will seek to rescind the acquisition transaction that occurred in August 1999, and recover the 250,000 shares of common stock issued. Although the Company believes it will be successful in this arbitration proceeding, no prediction in this regard can be made.


16.  GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by approximately $1,060,000 at December 31, 1999. The Company's president loaned the Company approximately $210,000 during fiscal 1999 and loaned an additional $165,000 subsequent to year-end. The appropriateness of using the going concern basis is dependent upon continued funding by the Company's president, obtaining additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty about these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital by obtaining financing and eventually, through public offerings. Management intends to use the proceeds from any borrowings to acquire and develop markets to implement its Wireless Internet Access System and sell its service. The Company believes that these actions will enable it to carry out its business plan and ultimately to achieve profitable operations.

17.  SIGNIFICANT BUSINESS COMBINATION

On January 29, 1999, the Company acquired all of the capital stock of CyberHighway, Inc. (CyberHighway), an Idaho corporation.

The acquisition was effected pursuant to a Plan and Agreement of Reorganization dated January 20, 1999 between the Company and CyberHighway.
 The Company paid the shareholders of CyberHighway approximately
$15,940,000 through the issuance of 2,000,000 shares of common stock. The purchase price was based upon the weighted average closing price of the Company's common stock for five days prior and subsequent to the acquisition date.

The transaction was accounted for as a purchase. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their fair market values at the acquisition date.

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

The following shows the unaudited proforma condensed balance sheets of the Company and CyberHighway as if the acquisition occurred on December 31, 1998:

                              Historical
                                      Cyber-        Proforma         Proforma
                           USURF      Highway      Adjustments
Consolidated

Current assets           $   8,265    $306,018     $         -      $
314,283
Property and
 equipment, net            247,267     408,558         (72,692)
583,133
Other assets                43,920      13,480               -
57,400
Intangibles                 34,207           -      20,827,477
20,861,684
   Total assets          $ 333,659    $728,056     $20,754,785
$21,816,500

                              Historical
                                      Cyber-        Proforma         Proforma
                           USURF      Highway      Adjustments
Consolidated

Current liabilities      $ 249,071   $ 282,892     $         -      $
531,963
Deferred tax liability           -           -       5,260,690
5,260,690
Stockholders' equity        84,588     445,164      15,494,095
16,023,847

   Total liabilities
    and stockholders'
    equity               $ 333,659   $ 728,056     $20,754,785
$21,816,500

The following unaudited proforma condensed statements of operations assumes the CyberHighway acquisition occurred on January 1, 1998. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                              Historical
                                      Cyber-        Proforma         Proforma
                           USURF      Highway      Adjustments
Consolidated

Revenues                $    5,440  $2,449,156     $         -      $
2,454,596

Expenses
  Internet access cost           -     510,036               -
510,036
  Equipment cost                 -     326,488               -
326,488
  Depreciation and
   amortization              4,394     138,674       6,918,262
7,061,330
  General and
   administrative        1,030,070   1,292,526               -
2,322,596
  Selling                        -     110,397               -
110,397
    Total operating
     expense             1,034,464   2,378,121       6,918,262
10,330,847

Operating income
 (loss)                 (1,029,024)     71,035      (6,918,262)
(7,876,251)

Other income (expense)      (8,602)      6,960               -
(1,642)

Income (loss) before
 taxes                  (1,037,626)     77,995      (6,918,262)
(7,877,893)

Income tax benefit               -           -      (1,753,563)
(1,753,563)

Net income (loss)      ($1,037,626) $   77,995     ($5,164,699)
($6,124,330)

Net income (loss)
 per share                ($0.14)      $31.51                          ($0.65)

Weighted average
 number of
 shares
 outstanding            7,361,275       2,475
9,361,275

18.  SUBSEQUENT EVENTS

On February 1, 2000, the Company through its wholly owned subsidiary, CyberHighway, Inc., acquired the Spinning Wheel, Inc. for 81,063 shares of common stock. This acquisition will be accounted for as a purchase business combination. On February 8, 2000, the Company formed USURF America Internet Design, Inc., a wholly owned subsidiary. On February 16, 2000, the Company through this subsidiary acquired Internet Innovations, LLC for 50,000 shares of common stock. These acquisitions will be accounted for as purchase business combinations. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.

                                  EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITOR

As independent auditos, we hereby consent to the inclusion in this Annual Report on Form 10-KSB of our report dated April 9, 1999, relating to the consolidated financial statements of USURF America, Inc. and subsidiaries (formerly Internet Media Corporation) as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997.

/s/

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 13, 2000