Form 10QSB
period 2000-03-31
USURF AMERICA INC
filed 2000-05-22
CIK 1035398

Form 10-QSB

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000

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

Yes [ X ]        No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    Class                  Outstanding as of 5-19-00

Common Stock,
 $.0001 par value                 13,355,845

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    USURF America, Inc.


Consolidated Balance Sheets as of March 31,
 2000 (unaudited), and December 31, 1999

Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and
 1999 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and
 1999 (unaudited)

Notes to Consolidated Financial Statements

             USURF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS


                            12/31/99          3/31/00
                            (audited)       (unaudited)

ASSETS

CURRENT ASSETS
   Cash and cash
    equivalents            $    75,313       $   59,023
   Accounts receivable
    - net                       59,098           58,465
   Inventory                    21,207           14,906
   Prepaid expenses and
    other current assets         5,500            8,881
                            ----------       ----------

      Total current
       assets                 161,118           141,275
                            ----------       ----------

PROPERTY AND EQUIPMENT,
   Cost                      1,501,233        1,641,097
   Less: accumulated
    depreciation              (421,786)        (477,210)
                            ----------       ----------

                             1,079,447        1,163,887
                            ----------       ----------

INVESTMENTS                     68,029           68,029

OTHER ASSETS
   Acquired customer
    base - net              11,764,650       10,647,398
   Goodwill - net            5,681,992        5,238,330
   Other intangibles
    - net                      782,580        1,120,859
   Other assets                  7,353            7,853
                            ----------       ----------

                            18,236,575       17,014,440
                            ----------       ----------

      Total assets         $19,545,169      $18,387,631

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable -
    current portion              5,910                0
   Accounts payable            363,665          413,129
   Accrued payroll             118,157          153,678
   Other current liabilities   216,650          199,827
   Property dividends
    payable                     43,750           43,750
   Accrued interest to
    stockholder                 29,741           39,497
   Notes payable to
    stockholder                356,239          631,545
   Deferred revenue             87,538          155,589
                            ----------       ----------

      Total current
       liabilities           1,221,650        1,637,015
                            ----------       ----------

LONG-TERM LIABILITIES
   Deferred income tax       3,883,210        3,655,402
                            ----------       ----------

         Total
          liabilities        5,104,860        5,292,417

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value; Authorized:
    100,000,000; Issued
    and Outstanding:
    12,786,116 shares at
    December 31, 1999,
    and 13,101,179 shares
    at March 31, 2000            1,279            1,310
   Additional paid-in
    capital                 28,918,638       30,304,358
   Accumulated deficit     (12,616,830)     (15,174,426)
   Subscriptions
    receivable                    (860)          (5,860)
   Deferred consulting      (1,861,918)      (2,030,168)
                            ----------       ----------

                            14,440,309       13,095,214
                            ----------       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $19,545,169      $18,387,631

             USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three Months Ended
                                   March 31,
                          2000                  1999
                       (unaudited)           (unaudited)

REVENUES
 Internet access
  revenues             $   597,392           $   536,054
 Internet access
  costs and cost
  of goods sold           (269,136)             (201,600)
                        ----------            ----------

   Gross profit            328,256               334,454
                        ----------            ----------

OPERATING EXPENSES
 Depreciation
  and amortization       2,238,544             1,324,028
  Professional fees        390,038               400,839
  Rent                      61,570                18,523
  Salary and
   commissions             399,358               233,299
  Contract services              0                20,696
  Advertising               15,179                16,312
  Other                    249,530                77,562
                        ----------            ----------
    Total
     Operating
     Expenses            3,354,219             2,091,259
                        ----------            ----------

LOSS FROM OPERATIONS    (3,025,963)           (1,756,805)

OTHER INCOME(EXPENSE)
 Other income                6,618                     0
 Interest expense           (9,770)                 (528)
                        ----------            ----------

LOSS BEFORE INCOME TAX  (3,029,115)           (1,757,333)

INCOME TAX BENEFIT         471,519               292,261
                        ----------            ----------

   NET LOSS             (2,557,596)           (1,465,072)

   Net loss per
    common share           (0.20)                (0.14)

   Weighted average
    number of
    shares
    outstanding         12,937,499            10,160,259

             USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Three Months Ended  Three Months Ended
                           3/31/00             3/31/99
                         (unaudited)         (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss               $(2,557,596)        $(1,465,072)

 Adjustment to
  reconcile net loss
  to net cash used
  in operating
  activities
   Depreciation and
    amortization          2,238,544           1,324,028
   Consulting fees
    recognized              311,750             378,646
   Compensation expense      24,000                   0
   Deferred income
    taxes                  (471,519)           (292,261)
   Due from affiliate             0              (1,614)
   Accounts receivable          633             (67,561)
   Inventory                  6,301               6,224
   Other current
    liabilities             (16,823)                  0
   Other assets and
    liabilities               9,276             (10,825)
   Deferred revenue          68,051               2,917
   Accounts payable          49,464             (87,695)
   Prepaid expenses and
    other current assets     (3,381)             (6,539)
   Accrued payroll           35,521                   0
   Accrued expenses               0              33,738
   Deposits                       0              (4,995)
   Customer deposits              0               7,127
   Taxes payable                  0              22,454
                         ----------          ----------

     Net cash used
      in operating
      activities           (305,779)           (161,428)
                         ----------          ----------
CASH FLOWS FROM
INVESTING ACTIVITIES
 Cash acquired in
  acquisitions                7,704             177,270
 Capital expenditures      (102,612)           (234,081)
                         ----------          ----------

    Net cash used
     in investing
     activities             (94,908)            (56,811)
                         ----------          ----------

CASH FLOWS FROM
FINANCING ACTIVITIES
 Payments on notes
  payable and capital
  lease obligations          (5,910)               (381)
 Proceeds from sub-
  scriptions receivable     115,000                   0
 Proceeds from note
  payable to stockholder    286,400                   0
 Issuance of common
  stock for cash                  0             290,000
 Payment on note
  payable to stockholder    (11,093)                  0
                         ----------          ----------

    Net cash provided
     by financing
     activities             384,397             289,619
                         ----------          ----------

    Net increase
     (decrease)
     in cash and
     cash equivalents       (16,290)             71,380

Cash and cash equi-
 valents, beginning
 of period                   75,313               7,232

Cash and cash equi-
 valents, end of period      59,023              78,612

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND OTHER CASH FLOW INFORMATION

Three Months March 31, 2000:

  - In January 2000, the Company entered into a one-year legal and business consulting services agreement, by issuing 100,000 shares of stock valued at $300,000.
  - In January 2000, the Company entered into a one-year business and communications consulting services agreement, by issuing 60,000 shares of stock valued at $180,000.

  - In February 2000, the Company acquired all of the stock of The Spinning Wheel, Inc., by issuing 81,063 shares of stock valued at $324,252. This acquisition was accounted for as a purchase business combination.

  - In February 2000, the Company acquired all of the ownership interests of Internet Innovations, L.L.C., by issuing 50,000 shares of stock valued at $437,500.
     This acquisition was accounted for as a purchase business combination.

  - During the three months ended March 31, 2000, the Company became obligated to issue a total of 160,000, pursuant to three separate consulting agreements. All of these shares were issued subsequent to March 31, 2000. Please see Note 7 to these financial statements.

Three Months Ended March 31, 1999:

  -  Cash paid for interest                   $528

  - In January 1999, the Company acquired all of the stock of CyberHighway, Inc. by issuing 2,000,000 shares of stock valued at approximately $16,000,000. In addition, 325,000 shares were issued in payment of a finder's fee arising out of this acquisition, which shares were valued at approximately $2,600,000. This acquisition was accounted for as a purchase business combination.

                     USURF AMERICA, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 31, 2000
                        (Unaudited)

Note 1.  Nature of Business, Organization and
          Basis of Presentation

Basis of Presentation

USURF America, Inc. (USURF), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. USURF currently operates as an internet service provider
(ISP), in the inter-mountain west region of the United States, with primary operations in Boise, Idaho. USURF's original purpose was to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry. Until January 1999, USURF was in the development stage. In 1998, USURF changed its focus to concentrate in the wireless Internet communications industry. USURF later ceased efforts to develop the wireless cable and low power television business areas and assigned all of its assets from the low power television activities to New Wave Media Corp. in exchange for a 15% ownership interest in New Wave Media Corp.

Effective December 31, 1996, USURF acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation incorporated on December 28, 1995 (WEI), and Missouri Cable TV Corp., a Louisiana corporation incorporated on October 9, 1996 (MCTV). WEI operates a community television station in Baton Rouge, Louisiana; MCTV owns wireless cable television channels in Poplar Bluff, Missouri, which system has been constructed and is ready for operation, and Lebanon, Missouri. Effective October 8, 1998, USURF formed Santa Fe Wireless Internet, Inc. (Santa Fe), a New Mexico corporation, to hold the assets acquired from Desert Rain Internet Services. Santa Fe was organized to provide wireless Internet access. The acquisition of WEI and MCTV by USURF was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. The acquisition of Santa Fe was accounted for as a purchase whereby cost is allocated to the assets acquired.

On January 29, 1999, USURF acquired all the stock of CyberHighway, Inc., a Boise, Idaho-based ISP, by issuing 2,000,000 shares of stock valued at approximately $15,940,000. In addition, 325,000 shares of common stock were issued in payment of a finder's fee arising out of this acquisition. This acquisition fundamentally altered USURF's outlook, providing USURF with an extensive dial-up customer base, as well as technologically-advanced operations facilities and immediate access to customers in internet services markets dominated by CyberHighway-owned or affiliate Internet service providers. This acquisition was accounted for as a purchase business combination

In June 1999, USURF acquired all the stock of Santa Fe Trail Internet Plus, Inc. ("Trail"), a Santa Fe, New Mexico-based ISP, by issuing 100,000 shares of stock valued at approximately $400,000. This acquisition was accounted for as a purchase business combination.

In July 1999, USURF acquired all of the stock of Premier Internet Services, Inc. ("PISI"), an Idaho-based ISP, by issuing 127,000 shares of stock valued at approximately $508,000. This acquisition was accounted for as a purchase business combination.

In August 1999, USURF acquired the www.usurf.com domain by issuing 150,000 shares of stock valued at approximately $863,000. This acquisition was accounted for as a purchase business combination.

In November 1999, USURF acquired the customer base of Cyber Mountain, Inc. ("CMI"), a Denver, Colorado-based ISP, by issuing 25,000 shares of stock valued at approximately $100,000. This acquisition was accounted for as a purchase business combination.

In December 1999, USURF acquired a portion of the ISP-related equipment and customer base of Cyber Highway of North Georgia, Inc. ("CHGA"), a Demorest, Georgia-based ISP, by issuing 53,000 shares of stock valued at approximately $212,000. This acquisition was accounted for as a purchase business combination.

In February 2000, USURF acquired all of the stock of The Spinning Wheel, Inc. ("Wheel"), an Idaho-based ISP, by issuing 81,63 shares of stock valued at approximately $324,252. This acquisition was accounted for as a purchase business combination.

In February 2000, USURF acquired all of the ownership interests of Internet Innovations, L.L.C. ("IILLC"), a Louisiana-based Internet design firm, by issuing 50,000 shares of stock valued at approximately $437,500. This acquisition was accounted for as a purchase business combination.

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

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

The financial statements included herein have been prepared by USURF, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in USURF's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 2000 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 3.  Net 1, Inc. Acquisition

On August 23, 1999, the Company acquired Net 1, Inc. (Net 1) in a business combination accounted for as a purchase. Net 1 is primarily engaged as an ISP in Alabama. In September, 1999 the Company tendered the shares of capital stock obtained in the acquisition of Net 1 for rescission of the transaction (see Note 7). However, legally, USURF is still the owner of the outstanding shares of Net 1 and is required by generally accepted accounting principles to record Net 1 as a wholly-owned subsidiary from the date of acquisition.

The financial statements of Net 1 have not been available to USURF from September 1, 1999, through March 31, 2000; therefore, the revenues and expenses of Net 1 are not included in the accompanying statement of operations for the three months ended March 31, 2000, nor were they included in USURF's statement of operations for the year ended December 31, 1999. This is considered a departure from generally accepted accounting principals, of which the effects on USURF have not been determined.

The total cost of the acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at March 31, 2000, and at December 31, 1999, due to the change in the operating environment and was recorded in the accompanying financial statements as an impairment loss.

Note 4.  Acquisitions

Effective December 31, 1996, USURF acquired WEI and MCTV by issuing 2,157,239 shares of common stock in exchange for all the common stock of each company. The majority shareholder of USURF was also the sole shareholder of WEI and the majority shareholder of MCTV. Therefore, the acquisitions have been accounted for at historical cost in a manner similar to a pooling of interests. The consolidated statement of operations includes USURF and its predecessors WEI and MCTV from inception of WEI.

Effective January 29, 1999, USURF acquired CyberHighway, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective June 2, 1999, USURF acquired Trail, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective August 14, 1999, USURF acquired usurf.com, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective August 20, 1999, USURF acquired Net 1. Because USURF has tendered the stock of Net 1 for rescission of the acquisition transaction, none of the operating data or balance sheet data associated with Net 1 is presented. USURF is involved in arbitration of its demand for rescission. (See Notes 2 and 7).

Effective August 30, 1999, USURF acquired PISI, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective November 2, 1999, the Company acquired the customer base of CMI, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective December 20, 1999, USURF acquired a portion of the ISP-related equipment and customer base of CHGA, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective February 1, 2000, USURF acquired all of the stock of Wheel, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Effective February 16, 2000, USURF acquired all of the ownership interests of IILLC, which acquisition has been accounted for as a purchase and not as a pooling of interests.

Note 5.  Notes Payable to Shareholder

                                     March 31, 2000
                                       (unaudited)
Notes payable to majority
stockholder, interest
accrues at 8%, due on
demand and unsecured                    $631,545

Note 6.  Stock Issuances

During the three months ended March 31, 2000, USURF issued shares of common stock, as follows:

A. In February 2000, 100,000 shares were issued pursuant to a Legal and Consulting Services Agreement, which shares were valued at a price of $3.00 per share, or $300,000 in the aggregate.

B. In February 2000, 60,000 shares were issued pursuant to a Business and Communications Consulting Agreement, which shares were valued at $3.00 per share, or $180,000 in the aggregate.

C. In February 2000, 81,063 shares were issued in the acquisition of Wheel, which shares were valued at $4.00 per share, or $324,252, in the aggregate.

D. In February 2000, 50,000 shares were issued in the acquisition of IILLC, which shares were valued at $8.75 per share, or $437,500, in the aggregate.

Note 7.  Commitments and Contingencies

In September l999, USURF tendered the shares of capital stock obtained in the acquisition of Net 1 (see Note 2) for rescission of the transaction. USURF had intended to commence arbitration to pursue its rescission claim. However, one of the former owners of Net 1, has instituted arbitration, through the American Arbitration Association, and is seeking to enforce certain registration rights associated with a portion of the shares of USURF's common stock received by him in the acquisition transaction.

USURF has asserted the rescission claim as a counterclaim in the pending arbitration proceeding. The counterclaim was made against Net 1 and its former owners, wherein USURF seeks to rescind the acquisition transaction that occurred in August 1999, and recover the 250,000 shares of common stock issued. Although USURF believes it will be successful in this arbitration proceeding, no prediction in this regard can be made.

Note 8.  Subsequent Events

A. In March 2000, the Company became obligated to issue a total of 160,000 shares under three separate consulting agreements. 60,000 of these shares were valued at $3.50 per share, or $210,000, in the aggregate, while 100,000 of these shares were valued at $3.00 per share, or $300,000, in the aggregate. These shares were issued in April 2000.

B. In March 2000, the Company completed a private offering of units of its securities, each unit consisting of one share of common stock and one warrant. In March 2000, the Company received subscriptions for 65,000 shares, which shares were sold for $5.00 per share, a total of $325,000. Funds in payment of these subscriptions were received by the Company during March and April 2000. 65,000 warrants, exercisable at $7.50 per share, were issued to the purchasers of these shares. These securities were issued in April 2000.

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

The results of operations discussed below reflect, on the whole, our operating results based on our old business model. Because our Quick-Cell wireless Internet access business permits us to operate on significantly improved margins, as compared to operating margins in the dial-up Internet access business, we expect our operating results, beginning with the third quarter of Fiscal 2000, to show significant improvement. The level of improved operating results cannot be predicted, however. We remain in need of expansion capital to achieve our aggressive growth strategy.

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

In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products and expansion of our other Internet services, effective July 1, 1999, we assigned all of our community (low power) television properties to New Wave Media Corp., in exchange for a 15% ownership interest in New Wave common stock. Our board of directors has declared a dividend with respect to all of the New Wave shares. These shares of New Wave will be distributed to our shareholders, upon New Wave's completion of a Securities Act registration of the distribution transaction. This discussion includes the operations of our community television segment for the first quarter of 1999.

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

     - August 1999: we acquired Premier Internet Services, Inc., an Idaho-based ISP, for 127,000 shares of our common stock.

     - August 1999: we acquired Net 1, Inc., an Alabama-based ISP, for 250,000 shares of our common stock. In September 1999, we tendered the stock of Net 1 for rescission of the acquisition transaction. The financial statements of Net 1 have not been available to us since September 1, 1999; therefore, the revenues and expenses of Net 1 are not included in this discussion, nor are they included in our statement of operations for the three months ended March 31, 2000. Please refer to Notes 3 and 7 to our financial statements appearing elsewhere in this Quarterly Report. Also, please see the discussion below under "Item 1. Legal Proceedings" of "Part II - Other Information".

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

The acquisition of CyberHighway fundamentally altered our outlook. With the acquisition of CyberHighway, not only did we acquire approximately 27,000 dial-up customers and a state-of-the-art network operations center, we also gained immediate visibility as a large regional ISP.

Shareholder Loans

Since our inception, our president, David M. Loflin, has made numerous loans to us. At December 31, 1999, we owed Mr. Loflin a total of $356,239.
 During 1Q 2000, Mr. Loflin loaned us an additional approximately $286,000. Since the end of 1Q 2000, Mr. Loflin has made further loans to us totaling
$120,000. All of the loans from Mr. Loflin are payable on demand and bear interest at 8% per annum. The funds loaned to us during 2000 have been used primarily for operating expenses, as well as for the purchase of network equipment. Unless we secure substantial capital from an outside source, it is probable that Mr. Loflin will loan us additional funds during 2Q 2000, although the amount and timing of any such loans cannot be predicted. Without Mr. Loflin's loans, we would have become substantially insolvent.

Mr. Loflin has advised us that he does not intend to demand payment of his loans, until their repayment would not adversely affect our financial position.

Restructuring

In July 1999, sweeping changes were made to the management of CyberHighway.
 These changes included completely replacing the board of directors and officers of CyberHighway, as well as a significant workforce reduction. Additional personnel reductions have been made. Certain business functions, including customer support services, have been moved from the Boise network operations center to our Santa Fe, New Mexico, point-of-presence. The changes in the management of CyberHighway were made due to differing managerial philosophies. Under the prior management, CyberHighway had, during May 1999, begun to sustain operating losses, primarily due to the addition of numerous salaried salespersons, who failed to produce sales revenues. The new management of CyberHighway instituted the restructuring and personnel reductions as the only means by which it could return CyberHighway to a positive cash flow position. While CyberHighway's cash flow returned, for a brief time, to a positive status, in line with its 1998 cash flow results, CyberHighway has begun to operate a loss of approximately $40,000 per month. We are attempting to reduce operating expenses at CyberHighway so the operating losses will be eliminated, or at least substantially eliminated. In this regard, we anticipate that extensive personnel reductions will be made at CyberHighway, during 2Q 2000. We have not determined the level or timing of these personnel reductions.

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

Pursuant to this settlement agreement, certain legal proceedings were settled in full and we delivered to Messrs. Basham, Stimpson and Brown a total of 340,000 shares of our common stock. During 1Q 2000, we finished paying a total sum of $43,325 for reimbursement of attorneys' fees paid by Messrs. Basham, Stimpson and Brown. However, these attorneys' fees, as well as the value of the shares issued in the settlement ($913,750), were charged against our 1999 earnings.

Results of Operations

  General. Prior to 1999, substantially all of our revenues were generated by our now-defunct community television segment. During 1Q 1999 and 1Q 2000, all of our revenues were generated by our Internet segment. Our revenues are derived primarily from monthly customer payments for dial-up access, which average approximately $18.00 per customer. Also, we derive revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which average approximately $1.75 per customer. Minimal revenues are derived from web hosting and other Internet-related valued-added services.

  Beginning toward the end of 1Q 2000, we began generating revenues from our Quick-Cell wireless Internet access operations. These initial operations are occurring in Santa Fe, New Mexico. As of the date of this report, we had approximately 100 Quick-Cell customers. The growth of our wireless Internet access business will continue at a slow rate, unless and until we obtain significant at least $1,000,000. With the development of our wireless Internet access business, in our future periodic reports, we expect to provide dial-up and wireless Internet access segment information.

   Three Months Ended March 31, 2000, versus Three Months Ended March 31, 1999. Our operating results for 1Q 2000 and 1Q 1999 are summarized in the following table:

						1Q 2000  			1Q 1999

Revenues                           $  597,392             $  536,054
Internet access costs
  and cost of goods sold              269,136                201,600
Gross Profit                          328,256                334,454
Operating Expenses                  3,354,219              2,091,259
Loss from Operations                3,025,963              1,756,805
Net Loss                            2,557,596              1,465,072

  Our net loss for 1Q 2000 ($2,557,596) nearly doubled from our net loss for 1Q 1999 ($1,465,072). The greater net loss of 1Q 2000 is primarily attributable to a $915,000 increase in depreciation and amortization of acquired customer bases, goodwill and other intangibles, from $1,324,028 to $2,238,544. A 71% increase in salary and commissions and a 220% increase in "other" operating expenses contributed to the increased net loss for 1Q 2000 compared to that of 1Q 1999. Also, our rent increased $43,047 from 1Q 1999 to 1Q 2000, due to our ISP acquisitions and larger operations in Santa Fe, New Mexico.

  We expect that our operating results for 2Q 2000 will be similar to those of 1Q 2000.

  During 1Q 2000, we issued 160,000 shares of common stock under two separate consulting agreements; these shares have been valued for financial accounting purposes at $480,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2000. Subsequent to 1Q 2000, we issued an additional 160,000 shares under three separate consulting agreements; these shares have been valued for financial accounting purposes at $625,000, in the aggregate, and will be expenses in monthly amounts over the respective terms of the agreements pursuant to which they were issued two are four-month agreements and one is a six-month agreement.

  For 1Q 2000 and 1Q 1999, our statements of operations reflect an income tax benefit of $471,519 and $292,261, respectively, resulting from the difference in the bases of our acquired customer bases for book versus tax purposes.

  Internet Segment. Our Internet segment generated all of our revenues during 1Q 2000 and 1Q 1999. During 1Q 1999, this segment operated at a modest loss, while during 1Q 2000, this segment suffered a loss of approximately $120,000. This segment's increased operating loss is due to higher operating costs, particularly telephone line charges and other network related costs.

  To stem our ongoing losses, we expect to reduce drastically the personnel at CyberHighway. We cannot predict the extent or the timing of these anticipated personnel reductions. Receipt of outside funding, if any, will be a significant factor in determining the extent and timing of any such personnel reduction.

  Community Television Segment. During 1Q 1999, this segment had no revenues and suffered a nominal loss from operations. As discussed above, effective July 1, 1999, we assigned all of our community television properties to New Wave Media Corp. Thus, our 1Q 2000 operations did not include this segment.

  Wireless Cable Segment. As described above, we have ceased, for the foreseeable future, our wireless cable activities.

Liquidity and Capital Resources

  March 31, 2000. Historically, we have had a significant working capital deficit. At March 31, 2000, our working capital deficit was $1,495,740, which is a larger deficit than our $1,060,532 deficit at December 31, 1999.
 The increase in our deficit arose due to increases in our accounts payable, accrued payroll and notes payable to a shareholder, our president.

  The following table sets forth our current assets and current liabilities at March 31, 2000, and December 31, 1999:

                                              3/31/00            12/31/99

Current Assets    Cash                     $    59,023        $    75,313
                  Accounts Receivable           58,465             59,098
                  Inventory                     14,906             21,207
                  Prepaids                       8,881              5,500

Current Liabilities
                  Notes payable
                    - current portion      $         0        $     5,910
                  Accounts payable             413,129            363,665
                  Accrued payroll              153,678            118,157
                  Other current
                    liabilities                199,827            216,650
                  Property dividends
                    payable                     43,750             43,750
                  Accrued interest
                    to stockholder              39,497             29,741
                  Notes payable to
                    stockholder                631,545            356,239
                  Deferred revenue             155,589             87,538

  The increase in our accounts payable is attributable to our increasing operating costs, primarily network-related expenses, coupled with our determination to defer payment of a small portion of our accounts payable for a short period of time, due our lack of working capital. We have not suffered, and do not expect to suffer, any adverse consequences from our vendors.

  Our accrued payroll at March 31, 2000, as well as at December 31, 1999, is attributable to accrued salary of our president and two of our vice presidents.

  The increase in notes payable to stockholder, from $356,239 at December 31, 1999, to $631,545 at March 31, 2000, represents loans made to us by our president, David M. Loflin. All of this indebtedness is due on demand and bears interest at 8% per annum. In addition, since the end of 1Q 2000, Mr. Loflin loaned us an additional $120,000 on the same terms. The funds loaned during 1Q 2000 were used primarily for operating expenses and the roll-out of our Quick-Cell wireless Internet access products, particularly in Santa Fe, New Mexico. Mr. Loflin has advised us that he does not intend to demand payment of his loans, until their repayment would not adversely affect our financial position. Without outside funding, it is probable that Mr. Loflin will loan us additional funds, though no assurance or prediction can be made in this regard.

  In addition to Mr. Loflin's loans, during 1Q 2000, we obtained funds from private sales of our securities. In March 2000, we received cash of $115,000 and subscriptions for an additional $210,000, all of which was received in April 2000.

  We remain in need of more capital to provide full funding of our aggressive growth plan. We cannot assure you that we will obtain this level of capital. Our failure to do so would, more likely than not, prevent us from improving our future operating results.

  We expect that, during the last half of 2000, certain common stock purchase warrants, representing an additional approximately $1,800,000, will be exercised. However, we cannot assure you that these warrants will be exercised or, if exercised, that the timing of their exercise would significantly improve our financial position.

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

  USURF America National Reseller Program. With recently secured local dial-up Internet access agreements with national backbone providers, we have launched our "USURF America" high-quality dial-up Internet access service. The marketing of its dial-up access service is being accomplished by resellers, through our national reseller program. The resellers of our dial-up Internet access services receive continuing commissions for customers obtained through their efforts. Because we have not had capital available to implement this reseller plan, the program has not yet begun to yield meaningful subscriber growth and we cannot assure you that our efforts in this regard will be successful.

  Community Television Stations. In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products, we assigned all of our community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of New Wave common stock.
Our board of directors declared a dividend with respect to all 1,500,000 New Wave shares.

  Cash Flows from Operating Activities. During 1Q 2000, our operations used $305,779 in cash compared to cash used of $161,428 during 1Q 1999. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salary and commissions. We believe our expected personnel reductions will be sufficient to bring our operations to a break-even level, for cash flow purposes. The effects of any such action would not be realized until the third quarter of 2000. However, we cannot predict the actual results of any such personnel reductions.

  Cash Flows from Investing Activities. During 1Q 2000, our investing activities used cash of $102,612 compared to $56,811 in 1Q 1999. During 1Q 2000, in our investing activities, purchases of equipment used cash; however, in 1Q 1999, our equipment purchases were offset, to some degree, by cash acquired in acquisitions of $177,270. Because we lack working capital, we cannot predict our cash flows from investing activities for the remainder of 2000.

  Cash Flows from Financing Activities. For 1Q 2000, our financing activities provided $384,397 in cash. Of this amount, $286,400 is attributable to loans from our president and $115,000 is attributable to private sales of securities. For 1Q 1999, our financing activities provided $289,619 in cash, all of which is attributable to private sales of our securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

  In March 2000, we received $115,000, and another $210,000 in April 2000, in private sales of our securities. 65,000 units of securities consisting of one share of our common stock and one common stock purchase warrant [exercisable at $7.50 per share] were sold for $5.00 per unit.

  Non-Cash Investing and Financing Activities. During 1Q 2000, we issued 160,000 shares of common stock under consulting agreements; these shares have been valued at $480,000, in the aggregate. Also during 1Q 2000, we issued a total of 131,063 shares of common stock in acquisitions, which shares were valued at 524,252, in the aggregate.

  Since 1Q 2000, we have issued an additional 160,000 shares of common stock under three separate consulting agreements; these shares were valued at $625,000, in the aggregate.

  During 1Q 1999, non-cash investing and financing activities included the issuance of 2,350,000 shares of our common stock issued in the acquisition of CyberHighway.

Management's Plans Relating to Future Liquidity

  We continue to seek additional capital with which to operate and implement our aggressive growth plan. In March and April 2000, we obtained a total of $325,000 in a private offering of our securities. Even with this capital, we remain substantially illiquid. We require approximately $1,000,000 to become relatively liquid and to pursue aggressively the installation and marketing of our Quick-Cell wireless Internet access systems.

  We expect that, during the second half of 2000, warrants representing an additional approximately $1,800,000 will be exercised. We cannot assure you that any of these warrants will ever be exercised.

  Our current operations will not be sufficient, on their own, to provide operating capital and to provide capital with which to pursue our growth strategy. We continue to seek capital with which to implement our growth strategy. We cannot assure you that we will ever secure capital necessary for our growth strategy to be implemented.

Capital Expenditures

  During 1Q 2000, we made $234,081 in equipment purchases, approximately 25% for wireless Internet equipment and approximately 75% for needed equipment in our network operations center. Currently, we lack capital to make any significant capital expenditures. However, during the remainder of 2000, we expect to apply substantially all of our available capital, if any, to (1) the purchase of Quick-Cell wireless Internet equipment and the construction of local Quick-Cell wireless Internet access systems and/or
(2) the acquisition of one or more businesses that compliment our core business. We continue our aggressive pursuit of capital with which to implement our growth strategy.

  We have filed a registration statement on Form S-1, with respect to 2,000,000 shares of our common stock. These shares are designated for use in as-yet unidentified acquisitions. We cannot predict if and when any of these shares would be used in any acquisition. In completing any such acquisition, we expect that little or no cash would be used by us.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities.

During the three months ended March 31, 2000, we issued securities as follows:

     1.(a) Securities Sold. In January 2000, we issued 100,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Newlan & Newlan, Attorneys at Law.
       (c) Consideration. Such shares were issued pursuant to a Legal and Business Consulting Services Agreement and were valued at $3.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     2.(a) Securities Sold. In January 2000, we issued 60,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to The Humbolt Corporation.
       (c) Consideration. Such shares were issued pursuant to a Business and Communications Consulting Services Agreement and were valued at $3.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     3.(a) Securities Sold. In February 2000, we issued 81,063 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to the shareholders of The Spinning Wheel, Inc.
       (c) Consideration. Such shares were issued under a reorganization agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     4.(a) Securities Sold. In February 2000, we issued 50,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to the interest owners of Internet Innovations, L.L.C.
       (c) Consideration. Such shares were issued under a reorganization agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

Subsequent to March 31, 2000, the Company has issued unregistered securities, as follows:

     1.(a) Securities Sold. In April 2000, we issued 65,000 shares of Common Stock and 65,000 warrants to purchase shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to nine separate investors.
       (c) Consideration. Such shares were sold for cash in the amount of $5.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise. The warrants may be exercised for a period of two years from their date of issue at an exercise price of $7.50 per share. Such warrants are redeemable by the Company at any time that the price for the Company's Common Stock has closed at a price in excess of $10.00 for five consecutive trading days.

     2.(a) Securities Sold. In April 2000, we issued 30,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Peter Rochow.
       (c) Consideration. Such shares were issued under a consulting agreement, and were valued at $3.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     3.(a) Securities Sold. In April 2000, we issued 30,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to N/F Partners.
       (c) Consideration. Such shares were issued under a consulting agreement, and were valued at $3.75 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     4.(a) Securities Sold. In April 2000, we issued 100,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Fair Market, Inc.
       (c) Consideration. Such shares were issued under a consulting agreement, and were valued at $4.00 per share pursuant to the terms of such agreement.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     5.(a) Securities Sold.  In May 2000, we issued 10,000 shares of Common
Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Marcus, Merrick & Montgomery, Attorneys at Law.
       (c) Consideration. Such shares were issued in payment of legal services rendered and were valued at $2.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on From 8-K.

          During the three months ended March 31, 2000, on or about January 24, 2000, we filed a Current
          Report on Form 8-K in which we reported a change of our independent auditor.

                          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 22, 2000.

                             USURF AMERICA, INC.


                             By: /s/ Christopher L. Wiebelt
                                  Christopher L. Wiebelt
                                  Chief Financial Officer