Form 10QSB/A
period 2000-03-31
USURF AMERICA INC
filed 2000-05-22
CIK 1035398

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

  Beginning toward the end of 1Q 2000, we began generating revenues from our Quick-Cell wireless Internet access operations. These initial operations are occurring in Santa Fe, New Mexico. As of the date of this report, we had approximately 100 Quick-Cell customers. The growth of our wireless Internet access business will continue at a slow rate, unless and until we obtain significant - at least $1,000,000. With the development of our wireless Internet access business, in our future periodic reports, we expect to provide dial-up and wireless Internet access segment information.

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

  During 1Q 2000, we issued 160,000 shares of common stock under two separate consulting agreements; these shares have been valued for financial accounting purposes at $480,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2000. Subsequent to 1Q 2000, we issued an additional 160,000 shares under three separate consulting agreements; these shares have been valued for financial accounting purposes at $625,000, in the aggregate, and will be expenses in monthly amounts over the respective terms of the agreements pursuant to which they were issued - two are four-month agreements and one is a six-month agreement.

  For 1Q 2000 and 1Q 1999, our statements of operations reflect an income tax benefit of $471,519 and $292,261, respectively, resulting from the difference in the bases of our acquired customer bases for book versus tax purposes.

  Internet Segment. Our Internet segment generated all of our revenues during 1Q 2000 and 1Q 1999. During 1Q 1999, this segment operated at a modest loss, while during 1Q 2000, this segment suffered a loss of approximately $240,000. This segment's increased operating loss is due to higher operating costs, particularly telephone line charges and other network related costs.

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

  Non-Cash Investing and Financing Activities. During 1Q 2000, we issued 160,000 shares of common stock under consulting agreements; these shares have been valued at $480,000, in the aggregate. Also during 1Q 2000, we issued a total of 131,063 shares of common stock in acquisitions, which shares were valued at $767,751, in the aggregate.

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

Capital Expenditures

  During 1Q 2000, we made $102,612 in equipment purchases, approximately 25% for wireless Internet equipment and approximately 75% for needed equipment in our network operations center. Currently, we lack capital to make any significant capital expenditures. However, during the remainder of 2000, we expect to apply substantially all of our available capital, if any, to (1) the purchase of Quick-Cell wireless Internet equipment and the construction of local Quick-Cell wireless Internet access systems and/or
(2) the acquisition of one or more businesses that compliment our core business. We continue our aggressive pursuit of capital with which to implement our growth strategy.

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