Form 10QSB
period 2000-06-30
USURF AMERICA INC
filed 2000-08-22
CIK 1035398

Form 10-QSB

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000

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

Yes [ X ]        No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    Class                  Outstanding as of 8-18-00

Common Stock,
 $.0001 par value                 13,631,848

              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    USURF America, Inc.


Consolidated Balance Sheets as of June 30,
 2000 (unaudited), and December 31, 1999

Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and
 1999 (unaudited), and the Six Months Ended
 June 30, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and
 1999 (unaudited)

Notes to Consolidated Financial Statements

           USURF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS


                            12/31/99          6/30/00
                            (audited)       (unaudited)

ASSETS

CURRENT ASSETS
   Cash and cash
    equivalents            $    75,313       $   42,588
   Accounts receivable
    - net                       59,098           31,920
   Inventory                    21,207           18,828
   Prepaid expenses and
    other current assets         5,500            8,799
                            ----------       ----------

      Total current
       assets                 161,118           102,135

PROPERTY AND EQUIPMENT,
   Cost                      1,501,233        1,725,239
   Less: accumulated
    depreciation              (421,786)        (542,877)
                            ----------       ----------

                             1,079,447        1,182,362
                            ----------       ----------

INVESTMENTS                     68,029           68,029
                            ----------       ----------

OTHER ASSETS
   Acquired customer
    base - net              11,764,650        9,234,005
   Goodwill - net            5,681,992        4,540,803
   Other intangibles
    - net                      782,580        1,008,182
   Other assets                  7,353            7,853
                            ----------       ----------

                            18,236,575       14,790,843
                            ----------       ----------

      Total assets         $19,545,169      $16,143,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable -
    current portion              5,910                0
   Accounts payable            363,665          695,085
   Accrued payroll             118,157          186,186
   Other current liabilities   216,650          199,821
   Property dividends
    payable                     43,750           43,750
   Accrued interest to
    stockholder                 29,741           51,128
   Notes payable to
    stockholder                356,239          809,045
   Deferred revenue             87,538          102,026
                            ----------       ----------

      Total current
       liabilities           1,221,650        2,087,041

LONG-TERM LIABILITIES
   Deferred income tax       3,883,210        3,173,729
                            ----------       ----------

         Total
          liabilities        5,104,860        5,260,770
                            ----------       ----------

STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value; Authorized:
    100,000,000; Issued
    and Outstanding:
    12,786,116 shares at
    December 31, 1999,
    and 13,278,679 shares
    at June 30, 2000             1,279            1,328
   Additional paid-in
    capital                 28,918,638       31,379,621
   Accumulated deficit     (12,616,830)     (18,323,323)
   Subscriptions
    receivable                    (860)          (5,860)
   Deferred consulting      (1,861,918)      (2,169,167)
                            ----------       ----------

                            14,440,309       10,882,599
                            ----------       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $19,545,169      $16,143,369

            USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS

                Three Months Ended         Six Months Ended
                     June 30,                  June 30,
                2000          1999        2000          1999
                    (unaudited)               (unaudited)

REVENUES
 Internet
  access
  and web
  site
  devel-
  opment
  revenues   $   625,321   $  730,028  $ 1,222,713  $1,266,082
 Internet
  access
  costs and
  cost of
  goods sold    (400,164)    (270,274)    (669,300)   (471,874)
              ----------    ---------   ----------   ---------

   Gross
    profit       225,157      459,754      553,413     794,208
              ----------    ---------   ----------   ---------

OPERATING EXPENSES
 Depre-
  ciation
  and amor-
  tization     2,280,883    2,023,294    4,519,427   3,347,322
  Profes-
  sional fees    826,657      429,648    1,216,695     830,487
  Rent            67,728       34,394      129,298      52,917
  Salary
   and
   commis-
   sions         411,531      376,716      810,889     610,015
  Contract
   services            0            0            0      20,696
  Advertising      3,816       36,937       18,995      53,249
  Other          247,385       90,953      496,915     168,515
              ----------    ---------   ----------   ---------
    Total
     Oper-
     ating
     Expen-
     ses       3,838,000    2,991,942    7,192,219   5,083,201
              ----------    ---------   ----------   ---------

LOSS
 FROM
 OPERATIONS   (3,612,843)  (2,532,188)  (6,638,806) (4,288,993)

OTHER
 INCOME
 (EXPENSE)
  Other
   income-net     (6,065)           0          553           0
  Interest
   expense       (11,662)      (5,505)     (21,432)     (6,033)
              ----------   ----------   ----------   ---------

LOSS BEFORE
 INCOME TAX   (3,630,570)  (2,537,693)  (6,659,685) (4,295,026)

INCOME TAX
 BENEFIT         481,673      442,110      953,192     734,371
              ----------   ----------   ----------   ---------

   NET
    LOSS      (3,148,897)  (2,095,583)  (5,706,493) (3,560,655)

   Net loss
    per
    common
    share        (0.24)        (0.19)       (0.44)       (0.33)

   Weighted
    average
    number of
    shares
    outstand-
    ing        13,277,058   11,135,666   13,107,279  10,650,657

            USURF AMERICA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Six Months Ended    Six Months Ended
                           6/30/00             6/30/99
                         (unaudited)         (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss               $(5,706,493)        $(3,560,655)

 Adjustment to
  reconcile net loss
  to net cash used
  in operating
  activities
   Depreciation and
    amortization          4,519,427           3,347,322
   Consulting fees
    recognized            1,099,032             756,979
   Compensation expense      48,000                   0
   Deferred income
    taxes                  (953,192)           (734,370)
 Changes in operating
  assets and liabilities:
   Due from affiliate             0              (1,614)
   Loss on disposal               0                 280
   Accounts receivable       27,178             (17,004)
   Inventory                  2,379              (3,225)
   Other assets and
    liabilities              29,288             (29,037)
   Deferred revenue          14,488               6,990
   Accounts payable         331,420            (107,253)
   Prepaid expenses          (3,299)             (8,655)
   Accrued payroll           68,029                   0
   Other current
    liabilities             (16,829)                  0
   Accrued expenses               0              56,518
   Customer deposits              0               1,787
   Taxes payable                  0                 731
                         ----------          ----------

     Net cash used
      in operating
      activities           (540,572)           (291,206)
                         ----------          ----------

CASH FLOWS FROM
INVESTING ACTIVITIES
 Proceeds on disposal
 of fixed assets                  0              15,090
 Cash acquired in
  acquisitions                7,704             180,812
 Capital expenditures      (186,754)           (389,822)
                         ----------          ----------

    Net cash used
     in investing
     activities            (179,050)           (193,920)
                         ----------          ----------

CASH FLOWS FROM
FINANCING ACTIVITIES
 Payments on notes
  payable and capital
  lease obligations          (5,910)            (47,070)
 Proceeds from sub-
  scriptions receivable     240,000                   0
 Proceeds from note
  payable to stockholder    463,900                   0
 Issuance of common
  stock for cash                  0             395,000
 Warrants exercised               0             310,000
 Payment on note
  payable to stockholder    (11,093)                  0
                         ----------          ----------

    Net cash provided
     by financing
     activities             686,897             657,930
                         ----------          ----------

    Net increase
     (decrease)
     in cash and
     cash equivalents       (32,725)            172,804

Cash and cash equi-
 valents, beginning
 of period                   75,313               7,232

Cash and cash equi-
 valents, end of period      42,588             180,036

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND OTHER CASH FLOW INFORMATION

Six Months Ended June 30, 2000:

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

  - In April 2000, the Company issued a total of 60,000 shares of stock under two separate consulting agreements, which shares were valued at $210,000.

  - In April 2000, the issued 100,000 shares of stock under a consulting agreement, which shares were valued at $725,000.

Six Months Ended June 30, 1999:

  - In January 1999, the Company acquired all of the stock of CyberHighway, Inc. by issuing 2,000,000 shares of stock valued at approximately $16,000,000. In addition, 325,000 shares were issued in payment of a finder's fee arising out of this acquisition, which shares were valued at approximately $2,600,000. This acquisition was accounted for as a purchase business combination.

  - In June 1999, the Company acquired all of the stock of Santa Fe Trail Internet Plus, Inc. by issuing 100,000 shares of stock valued at $400,000. This acquisition was accounted for as a purchase business combination.

                    USURF AMERICA, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Six Months Ended June 30, 2000
                        (Unaudited)

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

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 2000 and 1999, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

The financial statements of Net 1 have not been available to USURF from September 1, 1999, through June 30, 2000; therefore, the revenues and expenses of Net 1 are not included in the accompanying statement of operations for the three months ended June 30, 2000, nor were they included in USURF's statement of operations for the year ended December 31, 1999. This is considered a departure from generally accepted accounting principles, of which the effects on USURF have not been determined.

The total cost of the acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at June 30, 2000, and at December 31, 1999, due to the change in the operating environment and was recorded in the accompanying financial statements as an impairment loss.

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

Note 5.  Notes Payable to Shareholder

                                      June 30, 2000
                                       (unaudited)
Notes payable to majority
stockholder, interest
accrues at 8%, due on
demand and unsecured                    $809,045

Note 6.  Stock Issuances

During the six months ended June 30, 2000, USURF issued shares of common stock, as follows:

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

E. In April 2000, the Company issued a total of 160,000 shares under three separate consulting agreements. 60,000 of these shares were valued at $3.50 per share, or $210,000, in the aggregate, while 100,000 of these shares were valued at $7.25 per share, or $725,000, in the aggregate.
These shares were issued in April 2000.

F. In March 2000, the Company completed a private offering of units of its securities, each unit consisting of one share of common stock and one warrant. In March 2000, the Company received subscriptions for 65,000 shares, which shares were sold for $5.00 per share, a total of $325,000. Funds in payment of these subscriptions were received by the Company during March and April 2000. 65,000 warrants, exercisable at $7.50 per share, were issued to the purchasers of these shares. These securities were issued in April 2000.

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

Note 8.  Subsequent Events

A. In July 2000, the Company issued 250,000 shares under an investment banking agreement. These shares were valued at $1.50 per share, or $375,000, in the aggregate.

B. In August 2000, the Company issued 250,000 under an employment agreement with its vice president of technology. These shares were valued at approximately $2.00 per share, or approximately $500,000.

C. In August 2000, the Company's president and founder, David M. Loflin, converted all indebtedness owed to him, including accrued interest, into a total of 774,162 shares of the Company's common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 of indebtedness converted - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Business Focus and Recent Developments

	In October 1999, our management determined to commit, for the foreseeable future, all available capital to the commercial exploitation of our Quick-Cell wireless Internet access products. We intend to continue to pursue acquisitions of businesses complimentary to our core Internet access business.

	In May 2000, in connection with our hiring of Robert A. Hart IV as vice president of technology, we began marketing our turn-key Quick-Cell wireless Internet access systems to the thousands of Competitive Local
Exchange Carriers (CLECs), independent and other telcos, DSL providers and Internet service providers. This strategy was designed to serve two purposes: (1) to get our Quick-Cell wireless Internet access products in the hands of consumers, so as to begin to establish product name recognition; and (2) to provide needed funding with which we would be able to establish and operate our own Quick-Cell systems. To date, we have sold three Quick-Cell systems and have indications of interests from many other telecommunications firms. We cannot assure you that these Quick-Cell system sales will be at a level that will provide capital sufficient to allow us to establish our own Quick-Cell systems.

	In July 2000, we entered into an investment banking agreement with Gruntal & Co., L.L.C. We anticipate that Gruntal will be successful in securing needed funding with which we would be able to establish and operate
Quick-Cell systems on a wide-scale basis. However, we cannot offer any assurance that we will be able to obtain needed capital through the efforts of Gruntal.

	The results of operations discussed below reflect, on the whole, our operating results based on our old business model. Our new business model focuses primarily on the exploitation of our Quick-Cell products. Because our Quick-Cell wireless Internet access business permits us to operate on significantly improved margins, as compared to operating margins in the dial-up Internet access business, we expect our operating results, beginning near the end of the fourth quarter of Fiscal 2000, to show significant improvement. The level of improved operating results cannot be predicted, however, and will not improve significantly unless and until needed capital is obtained. We remain in need of expansion capital to achieve our aggressive growth strategy.

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

	Due to existing market conditions in the wireless cable industry, we have abandoned our efforts to develop these wireless cable properties.
Nevertheless, in the opinion of our management, the licenses relating to the various wireless cable frequencies continue to be of substantial future value for use in our wireless Internet access business. We will be able to utilize these frequencies at such time as the FCC approves two-way communication on the wireless cable frequencies. Our management believes this FCC approval of two-way communication to be imminent. However, our wireless cable assets will become impaired, should the expected FCC approval not be forthcoming. We can make no prediction with respect to the FCC's actions in this regard.

	In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products and expansion of our other Internet services, effective July 1, 1999, we assigned all of our community (low power) television properties to New Wave Media Corp., in exchange for a 15% ownership interest in New Wave common stock. Our board of directors has declared a dividend with respect to all of the New Wave shares. These shares of New Wave will be distributed to our shareholders, upon New Wave's completion of a Securities Act registration of the distribution transaction. This discussion includes the operations of our community television segment for the first two quarters of 1999.

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

Shareholder Loans - Conversion to Equity

	Since our inception, our president, David M. Loflin, has made numerous loans to us. At December 31, 1999, we owed Mr. Loflin a total of $356,239.
 During the first half of 2000, Mr. Loflin loaned us an additional
$452,806. From June 30, 2000, to August 18, 2000, Mr. Loflin made further loans to us totaling $107,000. On August 18, 2000, Mr. Loflin agreed to convert the entire amount owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 of indebtedness converted by him - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned to us during 2000 were used primarily for operating expenses, as well as for the purchase of network equipment. Unless we secure substantial capital from an outside source, it is probable that Mr. Loflin will loan us additional funds during the third and fourth quarters of 2000, although the amount and timing of any such loans cannot be predicted.

	Without Mr. Loflin's loans, we would have become substantially insolvent.

Restructuring and Personnel Reductions

	In July 1999, sweeping changes were made to the management of CyberHighway. These changes included completely replacing the board of directors and officers of CyberHighway, as well as a significant workforce reduction. Additional personnel reductions have been made. Certain business functions, including customer support services, have been moved from the Boise network operations center to our Santa Fe, New Mexico, point-of-presence. The changes in the management of CyberHighway were made due to differing managerial philosophies. Under the prior management, CyberHighway had, during May 1999, begun to sustain operating losses, primarily due to the addition of numerous salaried salespersons, who failed to produce sales revenues. The new management of CyberHighway instituted the restructuring and personnel reductions as the only means by which it could return CyberHighway to a positive cash flow position. While CyberHighway's cash flow returned, for a brief time, to a positive status, in line with its 1998 cash flow results, during the first half of 2000, CyberHighway operated at a loss of approximately $60,000 per month. Near the end of June 2000, we again significantly reduced the number of employees at CyberHighway, in an effort to substantially eliminate the operating losses. These most recent personnel reductions resulted in monthly savings of approximately $50,000.

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

	Pursuant to this settlement agreement, certain legal proceedings were settled in full and we delivered to Messrs. Basham, Stimpson and Brown a total of 340,000 shares of our common stock. During the first half of 2000, we finished paying a total sum of $43,325 for reimbursement of attorneys' fees paid by Messrs. Basham, Stimpson and Brown. However, these attorneys' fees, as well as the value of the shares issued in the settlement ($913,750), were charged against our 1999 earnings.

Results of Operations

	General. Prior to 1999, substantially all of our revenues were generated by our now-defunct community television segment. During the first half of 1999 and the first half of 2000, all of our revenues were generated by our Internet segment. Our revenues are derived primarily from monthly customer payments for dial-up access, which average approximately $18.00 per customer. Also, we derive revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which average approximately $1.75 per customer. Minimal revenues are derived from web hosting and other Internet-related valued-added services.

	Beginning toward the end of March 2000, we began generating revenues from our Quick-Cell wireless Internet access operations. These initial operations are occurring in Santa Fe, New Mexico. As of the date of this report, we had approximately 150 Quick-Cell customers. The growth of our wireless Internet access business will continue at a slow rate, unless and until we obtain significant capital - at least $1,000,000.

	At the end of May 2000, we began marketing our turn-key Quick-Cell wireless Internet access 1system to the thousands of Competitive Local Exchange Carriers (CLECs), independent and other telcos, DSL providers and Internet service providers. To date, we have sold three Quick-Cell systems, and have indications of interests from numerous other telecommunications firms. We expect Quick-Cell system sales to continue and to increase going forward. With the development of our wireless Internet access business, in our future periodic reports, we expect to provide dial-up and wireless Internet access segment information.

	Six Months Ended June 30, 2000, versus Six Months Ended June 30, 1999. Our operating results for the six months ended June 30, 2000 and 1999, are summarized in the following table:

					 Six Months Ended June 30,
					   2000  		1999
					(unaudited)	    (audited)

Revenues					$1,222,713			$1,266,082
Internet access costs
  and cost of goods sold		669,300			471,874
Gross Profit				553,413			794,208
Operating Expenses			7,192,219			5,083,201
Loss from Operations			6,638,806			4,288,993
Net Loss					5,706,493			3,560,655

	Our net loss for the six months ended June 30, 2000 ($5,706,493), increased 60% from our net loss for the same period of 1999 ($3,560,655). The greater net loss during the 2000 period is primarily attributable to a $197,426 increase in internet access costs and costs of goods sold, a 46% increase in professional fees ($1,216,695 versus $830,487), a $200,874 increase in salary and commissions, and a $1,172,105 increase in depreciation and amortization of acquired customer bases, goodwill and other intangibles, from $3,347,322 to $4,519,427. Also, "other" operating expenses tripled, from $168,515 to $496,915, in the current period. Our rent increased $76,381 from 1999 to 2000, due to our ISP acquisitions and larger operations in Santa Fe, New Mexico. Due to our lack of capital, we spend about one-third as much on advertising during the current period, $18,995 versus $53,249. Substantially all of the professional fees paid during the current period we paid with shares of our common stock.

	We expect that our operating results for the period ending September 30, 2000, will be similar to those of the first six months of 2000, and that our results for the year to end December 31, 2000, will also reflect similar operating results.

	During the six months ended 2000, we issued 160,000 shares of common stock under two separate consulting agreements; these shares have been valued for financial accounting purposes at $480,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2000. Subsequent to June
30, 2000, we issued an additional 160,000 shares under three separate consulting agreements; these shares have been valued for financial accounting purposes at $625,000, in the aggregate, and will be expenses in monthly amounts over the respective terms of the agreements pursuant to which they were issued - two are four-month agreements and one is a six-month agreement.

	Subsequent to June 30, 2000, we issued 250,000 shares to Gruntal, under our investment banking agreement, which were valued at $375,000 by our board of directors. Also, we issued 250,000 shares to our new vice president of technology, as a bonus under his employment agreement. These shares were valued at approximately $500,000.

	For the six months ended June 30, 2000 and 1999, our statements of operations reflect an income tax benefit of $953,192 and $734,371, respectively, resulting from the difference in the bases of our acquired customer bases for book versus tax purposes.

	Internet Segment. Our Internet segment generated all of our revenues during the current and prior periods ended June 30, 2000. During 1999 period, this segment operated at a modest loss, while during the 2000 period, this segment suffered a loss of approximately $500,000. This segment's increased operating loss is due to higher operating costs, particularly telephone line charges under contracts negotiated by CyberHighway's former management, as well as other network related costs.

	To stem our losses, near the end of June 2000, we significantly reduced the number of employees at CyberHighway. Our remaining CyberHighway staff has been able to continue to provide the necessary customer and other services at acceptable levels. This reductions in personnel substantially reduced our ongoing losses. Now, our monthly loss at CyberHighway is approximately $10,000.

	Community Television Segment. This segment had no revenues during the 1999 period. As discussed above, effective July 1, 1999, we assigned all of our community television properties to New Wave Media Corp. Thus, our 2000 operations do not include this segment.

	Wireless Cable Segment. As described above, we have ceased, for the foreseeable future, our wireless cable activities.

Liquidity and Capital Resources

	June 30, 2000. Historically, we have had a significant working capital deficit. At June 30, 2000, our working capital deficit was $1,984,906, which is a larger deficit than our $1,060,532 deficit at December 31, 1999.
 The increase in our deficit arose due to increases in our accounts payable, accrued payroll and notes payable to a shareholder, our president.

	The following table sets forth our current assets and current liabilities at June 30, 2000, and December 31, 1999:

                                    6/30/00          12/31/99
                                  (unaudited)        (audited)

Current Assets	Cash			$42,588		$75,313
			Accounts
			 Receivable		31,920		59,098
			Inventory		18,828		21,207
			Prepaids		8,799			5,500

Current Liabilities

			Notes payable
			 - current
			   portion		$     0	     $  5,910
			Accounts payable	695,085		363,665
			Accrued payroll	186,186		118,157
			Other current
			 liabilities	199,821		216,650
			Property dividends
			 payable		43,750		43,750
			Accrued interest
			 to stockholder	51,128		29,741
			Notes payable to
			 stockholder	809,045		356,239
			Deferred revenue	102,026		87,538

	The increase in our accounts payable is attributable to our increasing operating costs, primarily telephone line charges and other network-related expenses, coupled with our determination to defer payment of nearly all of our accounts payable for a short, as-yet undetermined, period of time, due our lack of working capital. To date, we have not suffered, and do not expect to suffer, any adverse consequences from our vendors.

	Our accrued payroll at June 30, 2000, as well as at December 31, 1999, is attributable to accrued salary of our president and two of our vice presidents.

	The increase in notes payable to stockholder, from $356,239 at December 31, 1999, to $809,045 at June 30, 2000, represents loans made to us by our president, David M. Loflin. From June 30, 2000, to August 18, 2000, Mr.
Loflin made further loans to us totaling $107,000. On August 18, 2000, Mr. Loflin agreed to convert the entire amount owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 owed him - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000.
Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned during 2000 were used primarily for operating expenses and the roll-out of our Quick-Cell wireless Internet access products, particularly in Santa Fe, New Mexico. Without outside funding, it is probable that Mr. Loflin will loan us additional funds, though no assurance or prediction can be made in this regard.

	In addition to Mr. Loflin's loans, during the first half of 2000, we obtained funds from private sales of our securities. In March and April 2000, we received cash of $325,000 from this private offering.

	We remain in need of more capital to provide full funding of our aggressive growth plan. We cannot assure you that we will obtain this level of capital. Our failure to do so would, more likely than not, prevent us from improving our future operating results.

	We expect that, during the last quarter of 2000, certain common stock purchase warrants, representing an additional approximately $1,800,000, will be exercised. However, we cannot assure you that these warrants will be exercised or, if exercised, that the timing of their exercise would significantly improve our financial position.

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

	Growth Strategy; Proposed Acquisitions. During the past year, as we refined our growth strategy, we have determined that, as a purveyor of Internet access, for us to achieve the greatest growth and economies of scale, it is necessary for us to offer traditional dial-up Internet access and our Quick-Cell wireless Internet access products. Thus, to reach more Internet users, we will continue to provide high quality dial-up Internet access service as we continue to deploy our Quick-Cell wireless Internet access products. However, all available capital will be applied to the development of our wireless Internet access business.

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

	As a result of lack of capital and in connection with the hiring of a new vice president of technology, in May 2000, we implemented a strategy whereby we are marketing our turn-key Quick-Cell wireless Internet access systems to the thousands of Competitive Local Exchange Carriers (CLECs), independent and other telcos, DSL providers and Internet service providers.
 This strategy is designed to serve two purposes: (1) to get our Quick-Cell wireless Internet access products in the hands of consumers, so as to begin to establish product name recognition; and (2) to provide needed funding with which we would be able to establish and operate our own Quick-Cell systems. To date, we have sold three Quick-Cell systems, and have indications of interests from many other telecommunications firms. We cannot assure you that these Quick-Cell system sales will be at a level that will allow us to establish our own Quick-Cell systems.

	USURF America National Reseller Program. During the last quarter of 1999, we announced and launched our "USURF America" high-quality dial-up Internet access service. The marketing of this dial-up access service was to be accomplished by resellers, through our national reseller program. This program was never implemented on a full-scale basis, due to our lack of capital. During the second quarter of 2000, we determined to abandon this program, in favor of our wireless Internet access business.

	Community Television Stations. In furtherance of our plan to focus on the exploitation of our Quick-Cell wireless Internet access products, we assigned all of our community (low power) television properties to New Wave
Media Corp., in exchange for 1,500,000 shares of New Wave common stock.
Our board of directors declared a dividend with respect to all 1,500,000
New Wave shares.

	Cash Flows from Operating Activities. During the six months ended June 30, 2000, our operations used $540,572 in cash compared to cash used of $291,206 during the same period of 1999. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly our Internet access costs and salary and commissions. We believe our recent personnel reductions will be sufficient to bring our operations close to a break-even level, for cash flow purposes. The effects of these actions will not be realized until the third quarter of 2000. However, we cannot predict the actual results of these personnel reductions.

	For the six months ended June 30, 2000, our operations would have used approximately $300,000 more in cash, had we not determined to defer payment of nearly all of our accounts payable for a short, as-yet undetermined, period of time, due our lack of working capital. To date, we have not suffered, and do not expect to suffer, any adverse consequences from our vendors.

	Cash Flows from Investing Activities. During the six months ended June 30, 2000, our investing activities used cash of $179,050 compared to $193,920 in the same period of 1999. During the 2000 period, in our investing activities, purchases of equipment used cash; however, in the 1999 period, our equipment purchases were offset, to some degree, by cash acquired in acquisitions of $180,817. Because we lack working capital, we cannot predict our cash flows from investing activities for the remainder of 2000.

	Cash Flows from Financing Activities. For the 2000 period, our financing activities provided $686,897 in cash. Of this amount, $463,900 is attributable to loans from our president and $325,000 is attributable to private sales of securities. For the 1999 period, our financing activities provided $657,930 in cash, all of which is attributable to private sales of our securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

	In March and April 2000, we received $325,000 in private sales of our securities. 65,000 units of securities consisting of one share of our common stock and one common stock purchase warrant [exercisable at $7.50 per share] were sold for $5.00 per unit.

	Non-Cash Investing and Financing Activities. During the six months ended June 30, 2000, we issued a total of 320,000 shares of common stock under consulting agreements; these shares have been valued at $1,105,000, in the aggregate. Also during the first half of 2000, we issued a total of 131,063 shares of common stock in acquisitions, which shares were valued at $524,252, in the aggregate.

	Subsequent to June 30, 2000, in July 2000, we we entered into an investment banking agreement with Gruntal & Co., L.L.C., under which we issued 250,000 shares of our common stock.

	During the 1999 period, non-cash investing and financing activities included the issuance of 2,350,000 shares of our common stock issued in the acquisition of CyberHighway.

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

	We expect that, during the last quarter of 2000, warrants representing an additional approximately $1,800,000 will be exercised. We cannot assure you that any of these warrants will ever be exercised.

	Our current operations will not be sufficient, on their own, to provide operating capital and to provide capital with which to pursue our growth strategy. We continue to seek capital with which to implement our growth strategy. We cannot assure you that we will ever secure capital necessary for our growth strategy to be implemented.

Capital Expenditures

	During the first half of 2000, we made $186,754 in equipment purchases, approximately 25% for wireless Internet equipment and approximately 75% for needed equipment in our network operations center. Currently, we lack capital to make any significant capital expenditures. However, during the remainder of 2000, we expect to apply substantially all of our available capital, if any, to (1) the purchase of Quick-Cell wireless Internet equipment and the construction of local Quick-Cell wireless Internet access systems and/or (2) the acquisition of one or more businesses that compliment our core business. We continue our aggressive pursuit of capital with which to implement our growth strategy. In this regard, we have retained the investment baking services of Gruntal & Co., L.L.C. We anticipate that Gruntal will be successful in securing needed funding with which we would be able to establish and operate Quick-Cell systems on a wide-scale basis. However, we cannot offer any assurance that we will be able to obtain needed capital through the efforts of Gruntal or at all.

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

	Some time during the next two months, we expect to enter into arbitration proceedings with Commonwealth Associates. The dispute revolves around Commonwealth's claim that we owe it approximately 127,000 shares of our common stock. We do not believe Commonwealth is entitled to any shares and will vigorously defend our position in arbitration. We cannot predict the outcome of this arbitration proceeding.

Item 2.  Changes in Securities.

	During the three months ended June 30, 2000, we issued securities as follows:

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

	Subsequent to June 30, 2000, the Company has issued unregistered securities, as follows:

     1.(a) Securities Sold. In July 2000, we issued 250,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Gruntal & Co., L.L.C.
       (c) Consideration. Such shares were issued under an investment banking letter agreement, and were valued by our board of directors at $1.50 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     2.(a) Securities Sold. In August 2000, we issued 250,000 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Robert A. Hart IV.
       (c) Consideration. Such shares were issued under an employment agreement, and were valued at $2.00 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     3.(a) Securities Sold. In August 2000, we issued 5,880 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Ryan D. Thibodeaux.
       (c) Consideration. Such shares were issued under an employment agreement, and were valued at prices ranging from $2.06 per share to $9.44 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

     4.(a) Securities Sold. In August 2000, we issued 5,880 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to Ryan G. Campanile.
       (c) Consideration. Such shares were issued under an employment agreement, and were valued at prices ranging from $2.06 per share to $9.44 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote
          of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on From 8-K.

		During the three months ended June 30, 2000, on or about April 4, 2000, we filed a Current
		Report on Form 8-K in which we reported the resignation of one of our directors.

                          SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: August 21, 2000.

                             USURF AMERICA, INC.


                             By: /s/ Christopher L. Wiebelt
                                  Christopher L. Wiebelt
                                  Chief Financial Officer