Form 10QSB
period 2000-09-30
USURF AMERICA INC
filed 2000-11-22
CIK 1035398

Form 10-QSB


            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.


  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended September 30, 2000


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


Yes [ X ]        No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


    Class                  Outstanding as of 11-17-00


Common Stock,
 $.0001 par value                 15,655,010



              PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                    USURF America, Inc.



Consolidated Balance Sheets as of September 30,
 2000 (unaudited), and December 31, 1999


Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and
 1999 (unaudited), and the Nine Months Ended
 September 30, 2000 and 1999 (unaudited)


Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and
 1999 (unaudited)


Notes to Consolidated Financial Statements

           USURF AMERICA, INC. AND SUBSIDIARIES


                CONSOLIDATED BALANCE SHEETS



                            12/31/99          9/30/00
                            (audited)       (unaudited)


ASSETS


CURRENT ASSETS
   Cash and cash
    equivalents            $    75,313       $   81,902
   Accounts receivable
    - net                       59,098           65,830
   Inventory                    21,207           32,150
   Prepaid expenses and
    other current assets         5,500           55,154
                            ----------       ----------


      Total current
       assets                 161,118           202,886


PROPERTY AND EQUIPMENT,
   Cost                      1,501,233        1,725,239
   Less: accumulated
    depreciation              (421,786)        (620,825)
                            ----------       ----------


                             1,079,447        1,104,414
                            ----------       ----------


INVESTMENTS                     68,029           68,029
                            ----------       ----------


OTHER ASSETS
   Acquired customer
    base - net              11,764,650        7,816,572
   Goodwill - net            5,681,992        3,843,275
   Other intangibles
    - net                      782,580          850,479
   Other assets                  7,353            7,853
                            ----------       ----------


                            18,236,575       12,518,179
                            ----------       ----------


      Total assets         $19,545,169      $13,894,508


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Notes payable -
    current portion              5,910                0
   Accounts payable            363,665          782,273
   Accrued payroll             118,157          231,186
   Other current liabilities   216,650          201,459
   Property dividends
    payable                     43,750           43,750
   Accrued interest to
    stockholder                 29,741                0
   Notes payable to
    stockholder                356,239                0
   Deferred revenue             87,538          102,026
                            ----------       ----------


      Total current
       liabilities           1,221,650        1,360,694


LONG-TERM LIABILITIES
   Deferred income tax       3,883,210        3,173,729
                            ----------       ----------


         Total
          liabilities        5,104,860        4,533,423
                            ----------       ----------


STOCKHOLDERS' EQUITY
   Common stock, $.0001
    par value; Authorized:
    100,000,000; Issued
    and Outstanding:
    12,786,116 shares at
    December 31, 1999,
    and 14,571,038 shares
    at September 30, 2000        1,279            1,457
   Additional paid-in
    capital                 28,918,638       32,645,830
   Accumulated deficit     (12,616,830)     (21,687,832)
   Subscriptions
    receivable                    (860)          (5,860)
   Deferred consulting      (1,861,918)      (1,592,510)
                            ----------       ----------


                            14,440,309        9,361,135
                            ----------       ----------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $19,545,169      $13,894,508

            USURF AMERICA, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF OPERATIONS


                Three Months Ended        Nine Months Ended
                    September 30,            September 30,
                2000          1999        2000          1999
                    (unaudited)               (unaudited)


REVENUES
 Internet
  access
  and web
  site
  devel-
  opment
  revenues   $   598,837   $ 781,282  $ 1,821,550  $2,047,364
 Internet
  access
  costs and
  cost of
  goods sold    (142,152)  (216,021)    (811,452)   (687,895)
              ----------    ---------   ----------   ---------


   Gross
    profit       456,685      565,261    1,010,098   1,359,469
              ----------    ---------   ----------   ---------


OPERATING EXPENSES
 Depre-
  ciation
  and amor-
  tization     2,323,562    2,086,017    6,843,089   5,433,339
  Profes-
  sional fees    889,157      381,879    2,105,852   1,212,366
  Rent            32,000       35,920      161,298      88,837
  Salary
   and
   commis-
   sions         890,334      369,276    1,701,223     979,291
  Contract
   services            0       64,839            0      64,839
  Advertising     66,787       35,024       85,782      88,273
  Other           79,612       95,718      576,527     284,929
              ----------    ---------   ----------   ---------
    Total
     Oper-
     ating
     Expen-
     ses       4,281,452    3,068,673   11,473,771   8,151,874
              ----------    ---------   ----------   ---------


LOSS
 FROM
 OPERATIONS   (3,824,767)  (2,503,417) (10,463,673) (6,792,405)
OTHER
 INCOME
 (EXPENSE)
  Other
   income-net     (6,065)           0          553           0
  Interest
   expense       (15,350)      (3,725)     (36,782)     (9,758)
              ----------   ----------   ----------   ---------


LOSS BEFORE
 INCOME TAX   (3,846,182)  (2,507,137) (10,499,902) (6,802,163)


INCOME TAX
 BENEFIT         481,673      448,347    1,434,865   1,182,718
              ----------   ----------   ----------   ---------


   NET
    LOSS      (3,364,509)  (2,058,790)  (9,065,037) (5,619,445)


   Net loss
    per
    common
    share        (0.25)        (0.17)       (0.68)       (0.51)


   Weighted
    average
    number of
    shares
    outstand-
    ing        13,3674868   11,784,748   13,207,279  11,034,764

            USURF AMERICA, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF CASH FLOWS


                       Nine Months Ended   Nine Months Ended
                           9/30/00             9/30/99
                         (unaudited)         (unaudited)


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss               $(9,065,037)        $(5,619,445)


 Adjustment to
  reconcile net loss
  to net cash used
  in operating
  activities
   Depreciation and
    amortization          6,843,089           5,433,339
   Consulting fees
    recognized            2,105,852           1,125,173
   Compensation expense      48,000                   0
   Deferred income
    taxes                (1,434,865)         (1,183,920)
 Changes in operating
  assets and liabilities:
   Due from affiliate             0              (1,614)
   Loss on disposal               0                 280
   Accounts receivable       65,830            (126,941)
   Inventory                 32,150              38,575
   Other assets and
    liabilities              46,601             (38,420)
   Deferred revenue          14,488               9,446
   Accounts payable         782,273             (91,584)
   Prepaid expenses          (8,553)             (8,773)
   Accrued payroll          231,186                   0
   Other current
    liabilities             (16,829)                  0
   Accrued expenses               0              35,551
   Customer deposits              0               1,787
   Taxes payable                  0                 731
                         ----------          ----------


     Net cash used
      in operating
      activities           (355,815)           (425,815)
                         ----------          ----------


CASH FLOWS FROM
INVESTING ACTIVITIES
 Proceeds on disposal
 of fixed assets                  0              15,090
 Cash acquired in
  acquisitions                7,704             180,812
 Capital expenditures      (408,187)           (389,822)
                         ----------          ----------


    Net cash used
     in investing
     activities            (400,483)           (193,920)
                         ----------          ----------


CASH FLOWS FROM
FINANCING ACTIVITIES
 Payments on notes
   payable                        0             (55,673)
 Payments on capital
   lease obligations                0                      (722)
 Increase in note payable
   to stockholder                           0              62,000
 Proceeds from note payable
   to shareholder           539,890                   0
Issuance of common stock
   for money                240,000             395,000
 Warrants exercise                0             337,321
 Payment on note
  payable to stockholder    (11,093)            (10,000)
                         ----------          ----------


    Net cash provided
     by financing
     activities             762,887             727,926
                         ----------          ----------


    Net increase
     (decrease)
     in cash and
     cash equivalents        (6,589)            172,804


Cash and cash equi-
 valents, beginning
 of period                   75,313               7,232


Cash and cash equi-
 valents, end of period      81,902             180,036



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND OTHER CASH FLOW INFORMATION


Nine Months Ended September 30, 2000:


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


  - In April 2000, the Company issued 100,000 shares of stock under a consulting agreement, which shares were valued at $725,000.


  - In July 2000, the Company issued 250,000 shares of stock under an investment banking agreement, which shares were valued at $375,000.


  - In August 2000, the Company issued 774,162 shares of stock in payment of indebtedness in the amount of $967,703.


Nine Months Ended September 30, 1999:


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

                    USURF AMERICA, INC.


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Nine Months Ended September 30, 2000
                        (Unaudited)


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


Note 2.  Interim Consolidated Financial Statements


In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 2000 and 1999, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.


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


Note 3.  Net 1, Inc. Acquisition; Subsequent Rescission


On August 23, 1999, the Company acquired Net 1, Inc. (Net 1) in a business combination accounted for as a purchase. Net 1 is primarily engaged as an ISP in Alabama. In September, 1999 the Company tendered the shares of capital stock obtained in the acquisition of Net 1 for rescission of the transaction (see Note 7). The Net 1 transaction was rescinded subsequent to September 30, 2000, in October 2000. However, legally, at December 31, 1999, and September 30, 2000, USURF was still the owner of the outstanding shares of Net 1 and is required by generally accepted accounting principles to record Net 1 as a wholly-owned subsidiary from the date of acquisition.


The financial statements of Net 1 were not available to USURF from September 1, 1999, through September 30, 2000; therefore, the revenues and expenses of Net 1 are not included in the accompanying statement of operations for the nine months ended September 30, 2000, nor were they included in USURF's statement of operations for the year ended December 31, 1999. This is considered a departure from generally accepted accounting principles, of which the effects on USURF have not been determined. However, in the future, because of the rescission of the Net 1 transaction, the Net 1 transaction will be omitted from the Company's financial statement presentation.


The total cost of the Net 1 acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at September 30, 2000, and at December 31, 1999, due to the change in the operating environment and was recorded in the accompanying financial statements as an impairment loss. Again, because of the rescission of this transaction, the Company will, in the future, no longer include the Net 1 transaction in its financial statement presentation.


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


Effective August 20, 1999, USURF acquired Net 1, which, subsequent to September 30, 2000, was rescinded. As described in Note 3, none of the operating data or balance sheet data associated with Net 1 is presented. (See Note 7).


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


Effective February 16, 2000, USURF acquired all of the ownership interests of IILLC, which acquisition has been accounted for as a purchase and not as a pooling of interests.
Note 5.  Note Repayment to Stockholder


On August 21, 2000, the Company's president agreed to convert all $967,703 owed to him into shares of common stock at the rate of one share for each $1.25 of indebtedness cancelled.


Note 6.  Stock Issuances


During the three months ended September 30, 2000, USURF issued shares of common stock, as follows:


A. In July 2000, 250,000 shares were issued pursuant to an investment banking agreement, which shares were valued at a price of $1.50 per share, or $375,000 in the aggregate.


B. In September 2000, 774,162 shares were issued in payment of indebtedness owed to the Company's president, which shares were valued at a price of $1.25 per share, or $967,703 in the aggregate.


Note 7.  Commitments and Contingencies


In September l999, USURF tendered the shares of capital stock obtained in the acquisition of Net 1 (see Note 2) for rescission of the transaction. USURF had intended to commence arbitration to pursue its rescission claim. However, one of the former owners of Net 1, instituted arbitration, through the American Arbitration Association, and sought to enforce certain registration rights associated with a portion of the shares of USURF's common stock received by him in the acquisition transaction.


USURF asserted the rescission claim as a counterclaim in the pending arbitration proceeding. The counterclaim was made against Net 1 and its former owners, wherein USURF sought to rescind the acquisition transaction that occurred in August 1999, and recover the 250,000 shares of common stock issued.


The Net 1 acquisition transaction was, in fact, rescinded in October 2000.


Note 8. CyberHighway Subsidiary Involuntary Bankruptcy
          Proceeding


On September 29, 2000, the Company's CyberHighway subsidiary suffered the filing of an involuntary bankruptcy petition by three alleged creditors. The Company believes the filing to have been made erroneously and in bad faith. The Company expects that this bankruptcy proceeding will dismissed in the near future, based on a settlement agreement with the petitioning parties. No assurance in this regard can be made.


The business of CyberHighway has not been affected adversely by this proceeding.


Note 9.  Subsequent Events


A. In October 2000, the Company entered into a $10 million common stock purchase agreement with Fusion Capital Fund II, LLC. The Company can begin to sell stock under this agreement at such time as it has completed a registration statement with respect thereto. This registration statement has been filed with the SEC. No prediction can be made as to when the registration statement will be declared effective.


B. In October 2000, the Company issued 450,000 shares under a consulting agreement. These shares were valued at approximately $.80 per share, or approximately $360,000.


C. In November 2000, the Company issued 100,000 shares under a consulting agreement. These shares were valued at approximately $.50 per share, or approximately $50,000. Also under this consulting agreement, the Company issued a warrant to purchase up to 35,000 shares of stock at an exercise price of $1.00 per share.

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


A LACK OF CAPITAL HAS CAUSED US TO SUSPEND SALES UNDER THIS BUSINESS PLAN. HOWEVER, CUSTOMER RESPONSE HAS BEEN EXTREMELY POSITIVE AND WE INTEND TO RECOMMENCE THIS PROGRAM IMMEDIATELY UPON OBTAINING CAPITAL.


     In July 2000, we entered into an investment banking agreement with Gruntal & Co., L.L.C. We anticipate that Gruntal will be successful in securing needed funding with which we would be able to establish and operate
Quick-Cell systems on a wide-scale basis. However, we cannot offer any assurance that we will be able to obtain needed capital through the efforts of Gruntal. Gruntal introduced us to Fusion Capital, a firm with whom we have executed a $10,000,000 common stock purchase agreement.


The Fusion Capital Agreement


     On October 9, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. To this end, we will file a registration statement with respect to up to 3,000,000 shares of our stock, for sale to Fusion Capital


     The term of the Fusion Capital agreement extends 750 calendar days (25 monthly periods) from the date that is five days after the effective date of the prospectus relating to the shares to be sold to Fusion Capital. The term may be extended for up to an additional three months by us, in our sole discretion.


     Under the Fusion Capital agreement, we have the right to sell up to $10,000,000 of our common stock, at the time or times and at the price or prices calculated pursuant to the formula described below.


     During each 30-day period (a "monthly period") throughout the term of the Fusion Capital agreement, Fusion will, from time to time, purchase shares of our common stock at the applicable price (the "purchase price") up to an aggregate amount of $400,000 (the "monthly base amount"). We have the right to increase the monthly purchase amount and the right to decrease the monthly base amount. Upon issuance of shares to Fusion Capital, Fusion
Capital will pay the appropriate cash purchase price of such shares.


     The purchase price for the shares of our common stock under the Fusion Capital agreement will be equal to the lesser of the variable purchase price and the fixed purchase price. The "fixed purchase price" means $20.00 per share, subject to customary anti-dilution adjustments. The "variable purchase price" means the lesser of (A) the lowest sale price of our common stock during the day of submission of a purchase notice by Fusion Capital or (B) the average of any three closing bid prices of our common stock, selected by Fusion Capital, during the fifteen trading days prior to the submission of a purchase notice by Fusion Capital.


    Under the Fusion Capital agreement, Fusion Capital is to receive a commitment fee as follows:


    800,000 shares of our common stock (the "commitment shares"): under the Fusion Capital agreement, Fusion Capital generally may not transfer or sell the commitment shares until the earlier of (A) 750 calendar days from the commencement date and (B) the termination of the Fusion Capital agreement.


    645,000 Warrants (the "Fusion Capital warrants"): each Fusion Capital warrant entitles its holder to purchase one share of our common stock (a "Fusion Capital warrant share" or the "Fusion Capital warrant shares"), with the Fusion Capital warrants being exercisable for a period of five years at the following prices:


     215,000 warrants to purchase a like number of shares of our common stock for $1.50 per share;


     215,000 warrants to purchase a like number of shares of our common stock for $2.00 per share; and


     215,000 Warrants to purchase a like number of shares of our common stock for $2.50 per share.


Effect of Performance of Fusion Capital Agreement on USURF America and our Shareholders


    All shares registered in connection with the Fusion Agreement will be freely tradable. It is anticipated that these shares will be sold over a period ranging between three and 25 months. The sale of a significant amount of shares of the Fusion Capital stock at any given time could cause the trading price of our common stock to decline and to be highly volatile.
 Fusion Capital may ultimately purchase all of the shares of common stock issuable under the Fusion Capital agreement and it may sell all of the shares of our common stock it acquires upon purchase. Therefore, the purchases of shares of Fusion Capital stock may result in substantial dilution to the interests of other holders of our common stock. However, we have the right to suspend purchases under the Fusion Capital agreement.


    The results of operations discussed below reflect, on the whole, our operating results based on our old business model. Our new business model focuses primarily on the exploitation of our Quick-Cell products. Because our Quick-Cell wireless Internet access business permits us to operate on significantly improved margins, as compared to operating margins in the dial-up Internet access business, we expect our operating results, during the latter half of the first quarter of Fiscal 2001, to show significant improvement. The level of improved operating results cannot be predicted, however, and will not improve significantly unless and until needed capital is obtained. We remain in need of expansion capital to achieve our aggressive growth strategy. Our $10 million funding agreement with Fusion Capital is expected to provide adequate capital for the first phase of our business plan.


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


    - August 1999: we acquired Premier Internet Services, Inc., an Idaho-based ISP, for 127,000 shares of our common stock.


    - August 1999: we acquired Net 1, Inc., an Alabama-based ISP, which acquisition has been rescinded. The financial statements of Net 1 were not available to us since September 1, 1999; therefore, the revenues and expenses of Net 1 are not included in this discussion, nor are they included in our statement of operations for the three months ended March 31, 2000. Please refer to Notes 3 and 7 to our financial statements appearing elsewhere in this Quarterly Report. Also, please see the discussion below under "Item 1. Legal Proceedings" of "Part II Other Information".


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


Shareholder Loans - Conversion to Equity


    Since our inception, our president, David M. Loflin, has made numerous loans to us. At December 31, 1999, we owed Mr. Loflin a total of $356,239. Through August 2000, Mr. Loflin loaned us an additional $559,806. On August 21, 2000, Mr. Loflin agreed to convert the entire amount owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 of indebtedness converted by him - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned to us during 2000 were used primarily for operating expenses, as well as for the purchase of network equipment. Unless we secure substantial capital from an outside source, it is probable that Mr. Loflin will loan us additional funds during the third and fourth quarters of 2000, although the amount and timing of any such loans cannot be predicted. Since August 2000, Mr. Loflin has made small loans to us to ease periods of restricted cash flow.


    Without Mr. Loflin's loans, we would have become substantially insolvent.


Restructuring and Personnel Reductions


    Recently, our CyberHighway subsidiary contracted with Dialup USA to provide all necessary Internet service provider operations services on our behalf. This move coupled with our recent sale of our affiliate-ISP customers has allowed CyberHighway to reduce its workforce dramatically, down to about three people. The cost savings have been significant and CyberHighway now operates profitably. These changes will manifest themselves during the fourth quarter of 2000. These personnel reductions were taken after a similar reduction in personnel occurred near the end of June 2000. Together, these actions have resulted in monthly savings of approximately $75,000.


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


CyberHighway Involuntary Bankruptcy Proceeding


    On September 29, 2000, CyberHighway suffered the filing of an involuntary petition in the Idaho Federal Bankruptcy Court. The petition was brought by three purported creditors. The filing has had no adverse impact on the day-to-day operations of CyberHighway or USURF America. CyberHighway believes the petition was filed in bad faith and expects that the petition will be dismissed in the very near future. Negotiations to this end are currently under way. While we expect these negotiations to have a beneficial outcome, no assurance in this regard can be given.


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


    Beginning toward the end of March 2000, we began operating our Quick-Cell wireless Internet access operations. These initial operations are occurring in Santa Fe, New Mexico. As of the date of this report, we had approximately 100 Quick-Cell customers, substantially all of whom are within their "free-use" period. The growth of our wireless Internet access business will continue at a slow rate, unless and until we obtain significant capital at least $1,000,000.


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


    This strategy was successful immediately. However, due to our lack of capital with which to operate on a full-scale basis, we determined to suspend this plan of marketing unless and until we obtain significant capital.


    Nine Months Ended September 30, 2000, versus Nine Months Ended September 30, 1999. Our operating results for the nine months ended September 30, 2000 and 1999, are summarized in the following table:


                           Nine Months Ended September 30,
                                           2000                 1999
                                        (unaudited)       (unaudited)


Revenues                              $1,821,550             $2,047,364
Internet access costs
  and cost of goods sold                811,452                 687,895
Gross Profit                            1,100,098             1,359,469
Operating Expenses                      11,473,771            8,151,874
Loss from Operations                    10,463,673            6,792,405
Net Loss                                 9,065,037            5,619,445


    Our net loss for the nine months ended September 30, 2000 nearly doubled compared to our net loss for the same period of 1999. The greater net loss during the 2000 period is primarily attributable to an increase in internet access costs and costs of goods sold, a large increase in professional fees, a doubling in salary and commissions, nearly all of which is attributable to a signing bonus of 250,000 shares of our stock issued to our vice president of technology, and a $1.4 million increase in depreciation and amortization of acquired customer bases, goodwill and other intangibles. Also, "other" operating expenses doubled in the current period. Due to our lack of capital, substantially all of the professional fees paid during the current period we paid with shares of our common stock.


    We expect that our operating results for the year to end December 31, 2000, will be similar to those of the first nine months of 2000. However, due to recent restructuring at CyberHighway, we expect to derive slightly lower per customer revenues, which will be more than set off by the drastic reductions in personnel that occurred during the current period, as well as during October 2000.


    During the nine months ended September 30, 2000, we issued 320,000 shares of common stock under two separate consulting agreements; these shares have been valued for financial accounting purposes at $660,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2000. Also during the current period, we issued an additional 160,000 shares under three separate consulting agreements; these shares have been valued for financial accounting purposes at $625,000, in the aggregate, and will be expenses in monthly amounts over the respective terms of the agreements pursuant to which they were issued two are four-month agreements and one is a six-month agreement.


    In August 2000, we issued 250,000 shares to Gruntal, under our investment banking agreement, which were valued at $375,000 by our board of directors, which is to be expensed over the two-year term of that agreement. Also, we issued 250,000 shares to our new vice president of technology, as a bonus under his employment agreement. These shares were valued at approximately $750,000 and will represent a one-time charge against our earnings.


    For the nine months ended September 30, 2000 and 1999, our statements of operations reflect an income tax benefit resulting from the difference in the bases of our acquired customer bases for book versus tax purposes.


    Subsequent to September 30, 2000, we issued 450,000 shares of our stock to a consultant, which shares were valued at $.8125 per share, or $365,625, in the aggregate. Also, in November 2000, we issued 100,000 shares of our stock to a consultant, which shares were value at $.50 per share, or $50,000, in the aggregate.


     Internet Segment. Our Internet segment generated all of our revenues during the current and prior period. During 1999 period, this segment operated at a modest loss, while during the 2000 period, this segment suffered a loss of approximately $700,000. This segment's increased operating loss is due to higher operating costs, particularly telephone line charges under contracts negotiated by CyberHighway's former management, as well as other network related costs.


    To stem our losses, we (1) sold all of our affiliate-ISP contracts to a third party, because we operated at a substantial loss under these contracts, (2) transferred all of our company-owned customers on the Dialup-USA Internet network, by which Dialup-USA serves as our virtual network operations center, and (3) reduced the number of employees at CyberHighway to approximately three. Our remaining CyberHighway staff has been able to continue to provide the necessary customer and other services at acceptable levels. These actions have permitted CyberHighway to begin to generate positive cash flow.


    Community Television Segment. This segment had no revenues during the 1999 period. As discussed above, effective July 1, 1999, we assigned all of our community television properties to New Wave Media Corp. Thus, our 2000 operations do not include this segment.


    Wireless Cable Segment. As described above, we have ceased, for the foreseeable future, our wireless cable activities.


Liquidity and Capital Resources


   September 30, 2000. Historically, we have had a significant working capital deficit. At September 30, 2000, our working capital deficit was approximately $1.1 million, which is about the same as our deficit at December 31, 1999. Our deficit remained constant, due to our president's converting $967,000 of loans into shares of our stock. This reduction in current liabilities was substantially set off by an increase in accounts payable, accrued salary and other current liabilities.


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


    Our accrued payroll at September 30, 2000, as well as at December 31, 1999, is attributable to accrued salary of our president and two of our vice presidents.


    On August 18, 2000, our president, David Loflin, agreed to convert the entire amount owed to him, including accrued interest, into a total of 774,162_ shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 owed him - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned during 2000 were used primarily for operating expenses and the roll-out of our Quick-Cell wireless Internet access products, particularly in Santa Fe, New Mexico. Without outside funding, it is probable that Mr. Loflin will continue to loan us additional funds, though no assurance or prediction can be made in this regard.


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


    Without substantial additional investment, we will continue to experience a working capital deficit and be unable to implement our aggressive growth plan. We expect that our agreement with Fusion Capital will provide the needed capital, but we cannot assure you that we will be successful in our efforts.


    Commitment to Wireless Internet Business. In October 1999, our management determined to apply, for the foreseeable future, all available capital to the exploitation of our Quick-Cell wireless Internet access products.
However, we cannot assure you that we will obtain sufficient capital with which to implement fully our growth plan.


    We have abandoned our growth-through-acquisition strategy, due to market conditions and other factors.


    Quick-Cell Wireless Internet Strategy. We are attempting to implement a plan designed to establish our Quick-Cell wireless Internet access products in as many U.S. cities as possible, as quickly as possible. We have reached an tentative agreement with Qwest (formerly US West) that would provide us with an extremely cost-effective connection to the Internet in our chosen markets, into which our Quick-Cell wireless Internet access systems would connect. We lack the capital needed to implement completely our growth plan and we cannot assure you that we will be successful in obtaining any capital.


    As a result of lack of capital and in connection with the hiring of a new vice president of technology, in May 2000, we implemented a strategy whereby we are marketing our turn-key Quick-Cell wireless Internet access systems to the thousands of Competitive Local Exchange Carriers (CLECs), independent and other telcos, DSL providers and Internet service providers.
 This strategy is designed to serve two purposes: (1) to get our Quick-Cell wireless Internet access products in the hands of consumers, so as to begin to establish product name recognition; and (2) to provide needed funding with which we would be able to establish and operate our own Quick-Cell systems. To date, we have sold three Quick-Cell systems, and have indications of interests from many other telecommunications firms. Again, a lack of capital has forced us to curtail these efforts, until capital is obtained by us. We cannot assure you that these Quick-Cell system sales will be at a level that will allow us to establish our own Quick-Cell systems.


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


    Cash Flows from Operating Activities. During the nine months ended September 30, 2000, our operations used $355,000 in cash compared to cash used of $425,815 during the same period of 1999. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly our Internet access costs and salary and commissions. We believe our recent personnel reductions will be sufficient to bring our operations close to a break-even level, for cash flow purposes. The effects of these actions will not be realized until the third quarter of 2000. However, we cannot predict the actual results of these personnel reductions.


    For the nine months ended September 30, 2000, our operations would have used approximately $300,000 more in cash, had we not determined to defer payment of nearly all of our accounts payable for a short, as-yet undetermined, period of time, due our lack of working capital. To date, we have not suffered, and do not expect to suffer, any adverse consequences from our vendors.


    Cash Flows from Investing Activities. During the nine months ended September 30, 2000, our investing activities used cash of $400,000 compared to $193,920 in the same period of 1999. During the 2000 period, in our investing activities, purchases of equipment used cash; however, in the 1999 period, our equipment purchases were offset, to some degree, by cash acquired in acquisitions of $180,817. Because we lack working capital, we cannot predict our cash flows from investing activities for the remainder of 2000.


    Cash Flows from Financing Activities. For the 2000 period, our financing activities provided $762,887 in cash. Of this amount, $539,000 is attributable to loans from our president and the balance is attributable to private sales of securities. For the 1999 period, our financing activities provided $657,930 in cash, all of which is attributable to private sales of our securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.


    In March and April 2000, we received $325,000 in private sales of our securities. 65,000 units of securities consisting of one share of our common stock and one common stock purchase warrant [exercisable at $7.50 per share] were sold for $5.00 per unit.


    Non-Cash Investing and Financing Activities. During the nine months ended September 30, 2000, we issued a total of 480,000 shares of common stock under consulting agreements; these shares have been valued at approximately $1,400,000, in the aggregate. Also during the first three quarters of 2000, we issued a total of 131,063 shares of common stock in acquisitions, which shares were valued at $524,252, in the aggregate.


    In July 2000, we we entered into an investment banking agreement with Gruntal & Co., L.L.C., under which we issued 250,000 shares of our common stock.


    Subsequent to September 30, 2000, we have issued 550,000 shares of our common stock to two consultants.


    During the 1999 period, non-cash investing and financing activities included the issuance of 2,350,000 shares of our common stock issued in the acquisition of CyberHighway.


Management's Plans Relating to Future Liquidity


    We believe our agreement with Fusion Capital, once implemented (anticipated to be during January or February of 2001)will allow us to operate from a relatively liquid position and to pursue aggressively the installation and marketing of our Quick-Cell wireless Internet access systems.


    Our current operations will not be sufficient, on their own, to provide operating capital and to provide capital with which to pursue our growth strategy.


Capital Expenditures


    During the first three quarters of 2000, we made $400,000 in equipment purchases, approximately 15% for wireless Internet equipment and approximately 85% for needed equipment in our network operations center. Currently, we lack capital to make any significant capital expenditures. However, during the remainder of 2000 and the first half of 2001, we expect to apply substantially all of our available capital, if any, to (1) the purchase of Quick-Cell wireless Internet equipment and the construction of local Quick-Cell wireless Internet access systems and/or (2) the acquisition of one or more businesses that compliment our core business.
We anticipate that our agreement with Fusion Capital will provide us with needed funding.


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


                PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.


Net 1 Acquisition Transaction


    In September 1999, we tendered the acquired shares of capital stock of Net 1, Inc. for rescission. We had intended to commence arbitration to pursue our rescission claim. However, one of the former owners of Net 1, Knud Nielsen, III, instituted arbitration, through the American Arbitration Association, and sought to enforce certain registration rights associated with a portion of the shares of our common stock received by him in the acquisition transaction. We presented the rescission claim as a counterclaim in the arbitration proceeding. In October 2000, this litigation was settled, with the acquisition being rescinded in its entirety. We issued 250,000 shares of our common stock to the former owners of Net 1 in settlement of certain claims.


CyberHighway Involuntary Bankruptcy


    On September 29, 2000, CyberHighway suffered the filing of an involuntary petition in the Idaho Federal Bankruptcy Court. The filing has had no effect on its business. CyberHighway believes this petition was filed in bad faith and that it will be successful in having it rejected by the court. Settlement negotiations to that end have commenced.


Temporary Injunction


        In November 2000, CyberHighway requested and received a temporary restraining order against Darrell Davis, formerly one of our officers, and his wife, Deanna Davis. We have alleged that the Davises have stolen customers from us. We expect that a hearing for our motion for a permanent injunction will occur in the very near future. This case is styled:
CyberHighway, Inc. versus Deanna Davis, individually and d/b/a Cyber-Trail, Inc., and Darrell D. Davis, 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana.


Possible Claim


        Some time in the future, it is possible that we will enter into arbitration proceedings with Commonwealth Associates. The dispute revolves around Commonwealth's claim that we owe it approximately 127,000 shares of our common stock. We do not believe Commonwealth is entitled to any shares and will vigorously defend our position in arbitration. We cannot predict the outcome of this arbitration proceeding.


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


     5.(a) Securities Sold. In September 2000, we issued 774,162 shares of Common Stock.
       (b) Underwriters and Other Purchasers. Such shares were issued to David M. Loflin.
       (c) Consideration. Such shares were issued pursuant to a debt cancellation letter agreement, and were valued at $1.25 per share.
       (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provision of Section 4(2) thereof, as a transaction not involving a public offering.
       (e) Terms of Conversion or Exercise.  Not applicable.


Item 3.  Defaults upon Senior Securities.


     None.


Item 4.  Submission of Matters to a Vote
          of Security Holders.


     None.


Item 5.  Other Information.


     None.


Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits.


          None.


     (b)  Reports on From 8-K.


                During the three months ended September 30, 2000, we filed no Current Reports on Form 8-K.


                Subsequent thereto, on or about October 14, 2000, we filed a Current Report on Form 8-K, wherein we reported the execution of a common stock purchase agreement with Fusion Capital.


                          SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Dated: November 22, 2000.


                             USURF AMERICA, INC.




                             By: /s/ David M. Loflin
                                  David M. Loflin
                                  President and
                                  Acting Principal
                                  Financial Officer