Form 10KSB
period 2000-12-31
USURF AMERICA INC
filed 2001-04-17
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              Form 10-KSB


      [  X  ]  Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000


      [     ]  Transition Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the Transition
               Period From _____ to ______


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


                              (225) 922-7744
             (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Securities Registered under Section 12(b) of the Exchange Act:


    Title of Each Class           Name of Exchange on Which Registered
    -------------------           ------------------------------------


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


Registrant's revenues for its most recent fiscal year were $1,781,082.


The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of April 11, 2001, was approximately $9,866,875.


The number of shares outstanding of the issuer's common equity as of April 11, 2000, was 19,526,770 shares of common stock, par value $.0001.


Documents Incorporated by Reference: Current Report on Form 8-K, date of event: October 9, 2000; Current Report on Form 8-K, date of event: March 9, 2001; and Current Report on Form 8-K, date of event: April 4, 2001.


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


  Since September 1998, we have acquired seven dial-up ISPs, the business of www.e-tail.com and a web design firm.


Current Overview


  Our management has committed all available current and future capital and other resources to the commercial exploitation of our Quick-Cell wireless Internet access products. It is these products upon which our future is based.


  Our dial-up Internet access business has lost nearly all of its customers and we have abandoned development of our e-commerce business.


Recent Developments


  On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway our wholly-owned subsidiary, in the Idaho Federal Bankruptcy Court. The petition was brought by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, a settlement was reached and the petitioning creditors and CyberHighway filed a joint motion to dismiss this involuntary proceeding. The joint motion to dismiss requires the approval of CyberHighway's creditors. However, some of CyberHighway's creditors have objected to the dismissal of the proceeding. The basis of the creditors' objection is their belief that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm represent CyberHighway's most valuable assets. These objecting creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.


  Due primarily to the involuntary bankruptcy proceeding, CyberHighway has lost nearly all of its customers. We do not expect that CyberHighway will resume operations.


  On October 9, 2000, we executed a common stock purchase agreement with Fusion Capital Fund II, LLC. Under this agreement, Fusion Capital may purchase up to $10 million of our common stock over a period of up to 25 months. (See "The Fusion Capital Transaction" below).


  With the recent merger between Qwest Communications and US West, we do not expect to execute final agreements that embody our previously announced letter of intent. This change in circumstance will not hinder our Quick-Cell business plan.


  We have abandoned our plan to establish ourselves as a national dial-up ISP. Because of this change, we terminated our contracts with two companies that serve as Internet backbone providers, NaviNet, Inc. and ioNET, Inc., a subsidiary of PSINet, Inc., with no liability accruing to us.


  In April 2001, we entered into a Quick-Cell reseller agreement with Wireless WebConnect!, Inc., a Florida-based reseller of wireless Internet access services.


The Fusion Capital Transaction


  General. On October 9, 2000, we entered into a common stock purchase agreement with Fusion Capital, as amended by letter agreement dated December 27, 2000, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price.


  We have filed with the SEC a registration statement on Form S-1, SEC File No. 333-96027, that relates to the resale of the shares issued and to be issued pursuant to the Fusion Capital agreement.


  Purchase of Shares Under the Fusion Capital Agreement. Under the Fusion Capital agreement, Fusion Capital will purchase shares of our common stock by purchasing from time to time a specified dollar amount of our common stock. Subject to the limits on purchase and the termination rights described below, during each 30-day period during the term of up to 25 months, Fusion Capital will purchase $400,000 of our common stock. The term may be extended up to an additional 3 months at our election. This amount may be decreased by us at any time. If our stock price equals or exceeds $5.00 per share, we have the right to increase this monthly amount up to the full remaining portion of the $10 million commitment. The selling price per share is equal to the lesser of:


     - the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion Capital; or


     - the average of any three closing bid prices of our common stock, selected by Fusion Capital, during the 15 trading days prior to the date of submission of a purchase notice by Fusion Capital; or


     -  $20.00.


  The selling price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the fifteen (15) trading days in which the closing bid price is used to compute the purchase price. Even though the Fusion Capital Agreement restricts Fusion Capital from owning more than 9.9% of our stock at any one time, this restriction does not prevent Fusion Capital from selling a portion of its holdings and later purchasing additional shares. Thus, it is possible that the total number of shares purchased by Fusion Capital would be greater than 9.9% of the then-outstanding common stock.


  The following table sets forth the number of shares of our common stock that would be sold to Fusion Capital upon our sale of common stock under the Fusion Capital agreement at varying purchase prices:


           Number of shares                    Percent of our common
Assumed    to be issued upon                   stock outstanding as of
Per Share  a full purchase                     April 11, 2001, after
Purchase   under the Fusion                    giving effect to the issu-
Price      Capital agreement  Gross Proceeds   ance to Fusion Capital(1)
---------  -----------------  --------------   --------------------------


$.66(2)      6,000,000(3)      $ 3,960,000             23.50%
$1.00        6,000,000(3)      $ 6,000,000             23.50%
$5.00        2,000,000         $10,000,000              9.29%
$10.00       1,000,000         $10,000,000              4.87%
$20.00         500,000         $10,000,000              2.50%
-----------
(1) Based on 19,526,770 shares of common stock outstanding as of April 11, 2001. Includes the issuance of 800,000 shares of common stock issued to Fusion Capital as a commitment fee, and the number of shares issuable at the corresponding assumed purchase price set forth in the adjacent column.
(2) The closing price as of April 12, 2001 was $.66 per share.
(3) We estimate that we will issue no more than 6,000,000 shares to Fusion Capital under the Fusion Capital agreement, excluding the shares of common stock issued as a commitment fee, all of which are included in this offering. If more than 6,000,000 shares are issuable to Fusion Capital under the Fusion Capital agreement, we currently intend to terminate that agreement without any payment or liability to Fusion Capital.


  Since we only plan to sell up to 6,000,000 shares to Fusion Capital under the Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $1.67 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.66 per share (the closing sale price of the common stock on April 12, 2001) and the purchase by Fusion Capital of the full amount of shares purchasable under the Fusion Capital agreement, proceeds to us would only be approximately $3,960,000, unless we choose to issue more than 6,000,000 shares, which we have the right to do.


  Our Right to Prevent Purchases. At any time or from time to time, so long as the closing sale price of our common stock has been below $20.00 for the most recent three trading days, we shall have the unconditional right to prevent any purchases by Fusion Capital effective upon three trading days prior notice. To the extent we need to use the cash proceeds of the sales of common stock under the Fusion Capital agreement for working capital or other business purposes, we do not intend to restrict purchases under the Fusion Capital agreement.


  Our Right to Mandatory Purchases. If the closing sale price of our common stock on each of the five trading days immediately prior to the first trading day of any 30-day period is at least $5.00, we shall have the right to require purchase by Fusion Capital of part or all of the outstanding $10 million (in such amounts as determined by us), during such time or times as Fusion Capital shall determine during the next two 30-day periods, provided the closing sale price of our common stock during such 30-day period or periods is at least $5.00. Our right to require purchase by Fusion Capital shall be exercisable by written notice from us to Fusion Capital prior to the first trading day of any 30-day period.


  Our Termination Rights. Prior to the date on which shares are purchased by Fusion Capital, we shall have the right to terminate the common stock purchase agreement at any time for any reason. After the date on which shares are first purchased by Fusion Capital, if at any time the closing sale price of our common stock for each of any ten consecutive trading days is below $20.00, we may, at any time within the next three trading days, give notice to Fusion Capital exercising our right to terminate the Fusion Capital agreement. Such notice shall be effective three trading days after Fusion Capital receives such notice. We may not exercise our termination rights in anticipation of, or in connection with, a change of control or other major transaction unless the change of control or other major transaction has been publicly disclosed for at least 60 trading days.


  Effect of Performance of the Fusion Capital Agreement on USURF America and Our Shareholders. All shares registered in connection with the Fusion Capital agreement will be freely tradable. It is anticipated that these shares will be resold over a period of up to 25 months from the date of the prospectus by which they are to be offered and resold by Fusion Capital. The resale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline and to be highly volatile. Fusion Capital may ultimately purchase all of the shares of common stock issuable under the Fusion Capital agreement, and it may sell all of the shares of common stock it acquires upon purchase. Therefore, the purchases under the Fusion Capital agreement may result in substantial dilution to the interests of other holders of our common stock. However, we have the right to block purchases of our common stock and to require termination of the Fusion Capital agreement, in some cases.


  No Short-Selling or Hedging by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Fusion Capital agreement.


  Events of Default. Generally, Fusion Capital may terminate the Fusion Capital agreement without any liability or payment to us upon the occurrence of any of the following events of default:


     - if for any legal reason the shares purchased by Fusion Capital cannot be resold pursuant to the prospectus by which they are to be offered for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;


     - suspension by the American Stock Exchange of our common stock from trading for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;


     - our failure to satisfy any listing criteria of the American Stock Exchange for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;


     - (1) notice from us or our transfer agent to the effect that we or the transfer agent intends not to comply with a proper request for purchase of shares under the Fusion Capital agreement; (2) our failure to promptly confirm to the transfer agent Fusion Capital's purchase notice; or (3) the failure of the transfer agent to issue shares of our common stock promptly upon delivery of a purchase notice;


     - any material breach of the representations or warranties or covenants contained in the Fusion Capital agreement or any related agreements which has or which could have a material adverse affect on us, subject to a cure period of 10 trading days;


     - if the number of shares to be issued to Fusion Capital reaches an aggregate amount that would require shareholder approval under our principal market regulations (to the extent not previously obtained and then required) or otherwise cause us to breach our principal market rules and regulations;


     - a default of any payment obligation of USURF America in excess of $1.0 million; or


     - commencement of insolvency or bankruptcy proceedings by or against USURF America.


  Shares and Warrants Issued to Fusion Capital. Under the terms of the Fusion Capital agreement, Fusion Capital received 800,000 shares as part of its commitment fee. These shares may not be resold by Fusion Capital until the earliest of termination of the Fusion Capital agreement, default under the Fusion Capital agreement or approximately 25 months from the date of the prospectus by which they are to be offered. In connection with the commencement of the Fusion Capital agreement, we have agreed to issue to Fusion Capital, as part of its commitment fee, warrants to purchase 215,000 shares of our common stock at an exercise price of $.25 per share, warrants to purchase 215,000 shares of our common stock at an exercise price of $.35 per share and warrants to purchase 215,000 shares of our common stock at an exercise price of $.45 per share. These warrants are exercisable by Fusion Capital for a period of five years from their date of issuance.


  No Variable-Priced Financings. Until the termination of the Fusion Capital agreement, we have agreed not to issue, or enter into any agreement with respect to the issuance of, any variable-priced equity or variable-priced "equity-like" securities, unless we have obtained Fusion Capital's prior written consent.


  Holdings of Fusion Capital Upon Completion of the Transaction. Because Fusion Capital may sell all, some or none of the common stock purchased by it, no estimate can be given as to the amount of common stock that will be held by Fusion Capital upon completion of the transaction.


  Use of Proceeds. We will not receive any of the proceeds from the resale of shares of our common stock by Fusion Capital; however, we may receive up to $10 million from the sale of shares to Fusion Capital under the Fusion Capital agreement. We are registering the shares for sale or resale to provide Fusion Capital with freely tradable securities, but the registration of these shares does not necessarily mean that any of these shares will be offered or resold by Fusion Capital.


  Registration Rights Agreement. In connection with the execution of the Fusion Capital agreement, we executed a registration rights agreement with Fusion Capital, which relates to all of the shares issuable to Fusion Capital. We are required under the registration rights agreement to register all such shares of our common stock pursuant to a registration statement and to keep such registration statement current for purposes of Rule 424 under the Securities Act, for a period of up to five years.


  Finder's Fee. Pursuant to the transactions contemplated by the Fusion Capital agreement, we have issued, or will be obligated to issue, to our investment banker, Gruntal & Co., L.L.C., as a finder's fee, 200,000 shares of our common stock (these shares have been issued) and a total of 161,250 warrants (these warrants have not been issued). All of the warrants to be issued to Gruntal & Co. are exercisable for a period of five years from the date of their issuance.


  In addition to the shares and warrants to be issued to Gruntal & Co., we will be obligated to pay to Gruntal & Co., as a further finder's fee, a sum of cash equal to 8% of the gross proceeds obtained by us pursuant to the Fusion Capital agreement.


  The shares of our common stock issued or to be issued to Gruntal & Co., including the shares of our common stock underlying the warrants to be issued to Gruntal & Co., are being registered on behalf of Gruntal & Co.


Industry Background


  Growth of the Internet; the World Wide Web. The Internet, commonly known as the World Wide Web, or simply the Web, is a collection of connected computer systems and networks that link millions of public and private computers to form, essentially, the largest computer network in the world. The Internet has experienced rapid growth in recent years and is expected to continue its growth.


  Internet Access. Internet access services represent the means by which ISPs interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access, like that provided by our CyberHighway subsidiary, for individuals and small businesses to high-speed dedicated transmission lines for broadband access by large organizations to wireless Internet access systems, like our Quick-Cell wireless Internet access system.


Strategic Relationships


  Financial Relationships. We believe our investment banking relationship with Gruntal & Co., L.LC., New York, New York, and our recently established relationship with Fusion Capital are valuable strategic relationships as we move ahead with efforts to exploit our wireless Internet access products. Our efforts will require significant capital and we believe that these relationships will, going forward, assist in obtaining some of the needed capital. However, we cannot assure you that this will be the case.


  Business Relationship. We recently entered into a reseller agreement relating to our Quick-Cell wireless Internet access products with Wireless WebConnect!, Inc., a Florida-based subsidiary of Intellicall, Inc., a publicly-held company. WebConnect is a nationally-known reseller of wireless Internet access services. Based on statements made by WebConnect personnel, we anticipate that this strategic alliance will provide us a relatively rapid means of increasing the number of Quick-Cell customers. However, because activities under this agreement have only recently begun, there is no actual sales data available upon which you can judge WebConnect's ability to resell our Quick-Cell products.


Wireless Internet Access


  What is Wireless Internet? "Wireless Internet" is a new type of communications spectrum recently designated by the FCC. Wireless Internet access requires a transmission facility maintained by an ISP employing a wireless system and the user's modem (a transmitter/receiver modem) equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or, in some situations, from a mobile, lap-top computer.


  What is Quick-Cell? "Quick-Cell" is the brand name of our proprietary wireless Internet access system. Each Quick-Cell system is comprised of one or more server modems, or cells. Server modems, which are less than one cubic foot in size, are mounted on tall structures, towers, tall buildings or billboards, for example. The space needed for mounting the server modems can be leased for an average monthly payment of about $500. Each server modem relays transmitted data directly into the Internet via a T1, or larger, telephone line. The monthly charge for each T1 line ranges from $600 to $1,500, depending on the market.


  Installed customer modems, which are slightly larger in size than a deck of playing cards, transmit data to, and receive data from, a server modem. Each customer modem is installed in the customer's computer and connected by a thin cable to a small antenna that is mounted on the outside of the customer's place of business or home, as the case may be. The installation process for customer modems is quite similar to that of cable television: the installation crew installs the customer modem in the computer, mounts the antenna outside, connects the modem and antenna with the cable and tests the connection. Depending on the market, each customer installation is expected to cost between $40 and $80.


  The number of Quick-Cell server modems needed for a particular system depends on a few factors:


     - the geographic size of the city to be served each server modem's signal covers an area approximately seven miles in diameter;


     - the population density of the city to be served since each server modem is capable of handling up to approximately 2,000 customers, the greater the population density, the greater the number of server modems required ;


     - the terrain of the city to be served the hillier the terrain, the greater the number of server modems required; and


     - the density of foliage of the city to be served more densely foliated areas require a greater number of server modems.


  Within a particular system, each additional server modem is configured to share transmitted data with the other server modems, so as to provide an uninterrupted connection to the Internet. In a Quick-Cell system with multiple server modems, the server modems are geographically located in a honeycomb fashion, for technical reasons.


  Data transmission speeds remain constant within a Quick-Cell system's transmission radius, regardless of the distance from the server modem. On the fringes of a Quick-Cell system's transmission radius, a customer's connection may fade in and out, similar to the reception of distant AM radio stations. To avoid this circumstance, we will attempt to avoid installing a customer modem within the fringe areas.


  Quick-Cell Equipment and Facilities. Until February 2001, all of our Quick-Cell modems were manufactured for us by OTC Telecom, San Jose, California, using off-the-shelf circuit boards and other parts. These modems cost approximately $300 each, because we lacked capital to purchase large quantities at a reduced per-modem cost.


  In February 2001, we completed the design and testing of our own modem circuit board. This advancement has freed us from our dependence on OTC Telecom for modems. We now are able to solicit competitive bids from circuit board manufacturers and other parts suppliers, then assemble the modems in our new facility located in Baton Rouge, Louisiana. Our first assembly run in this facility is planned for May 2001. With these changes, the modems will cost approximately $250 each.


  We will not construct towers on which to mount server modems. Instead, we will lease tower spaces, rooftop spaces or spaces on other tall structures. We have recently signed a 23-city tower lease agreement with SBA Communications Corporation, a Boca Raton, Florida-based tower company. We are currently negotiating with other tower companies for similar agreements in other cities. Based on our management's experience, securing adequate locations to mount the server modems is not expected to impede Quick-Cell system construction in any market.


  In each market, we will obtain the necessary fiber-optic telephone line connections to the Internet from one of the many telecommunications companies capable of providing an adequate Internet connection. Based on our past experience, we do not believe that we will encounter any difficulty in obtaining needed connections to the Internet at acceptable prices.


  Quick-Cell System Control Software. We have developed software that enables us to control the data transmission speed of each customer modem within each Quick-Cell system, all from a single location. With this software, we are able to increase or decrease a customer's data transmission speed in just a few minutes' time. This software also permits us to monitor easily each Quick-Cell server modem's bandwidth usage, which will enable us to add a server modem to a Quick-Cell system that is approaching maximum capacity prior to the time that system becomes overloaded and its transmission speed slows. This capability will enhance our ability to provide our customers data transmission service at speeds for which they contracted.


  Current Market. We have one Quick-Cell system operating in Santa Fe, New Mexico, where we serve approximately 120 customers. We have been unable to acquire more customers in Santa Fe, because we have lacked capital for advertising and customer installation expenses.


  Reseller Agreement. In April 2001, we entered into a Quick-Cell reseller agreement with Wireless WebConnect!, Inc., a Florida-based wireless Internet access reseller. Prior to this time, WebConnect has acted primarily as a reseller of a nationally-known wireless Internet access service, known as "RicochetTM", which is offered by Metricom, Inc., San Jose, California. Our reseller agreement with WebConnect is for an initial term of 10 years.


  Under the reseller agreement, WebConnect will select markets in which it desires to market our Quick-Cell service and begin to pre-sell the service.
 When 200 customers have subscribed to the service, we will construct the Quick-Cell system for that market, at WebConnect's expense, paid in advance. WebConnect will also purchase all customer modems from us. We will provide all customer installation services, at WebConnect's expense. WebConnect will provide all first level customer support services, services that do not require a visit to the customer's location. We will provide all second level customer support services, services that require technical expertise and/or a visit to the customer's location, at WebConnect's expense. In addition, WebConnect will pay us a monthly per-customer royalty that we expect to average about $12. However, because WebConnect has not yet begun selling our Quick-Cell service in any market, we cannot state with certainty the actual average monthly per-customer royalties that we will be paid by WebConnect.


  While WebConnect has achieved a high level of success in reselling Metricom's RicochetTM wireless Internet service, we cannot assure you that WebConnect will be successful in reselling our Quick-Cell service.


  It is possible that WebConnect's rate of sales will outstrip our ability to obtain needed equipment, including customer modems, due to our lack of capital, or ability to hire and train qualified installation crews. In these circumstances, we would be unable to take full advantage of WebConnect's abilities, thereby limiting potential profits.


  Other Quick-Cell Marketing Strategies. In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time. Due to a lack of capital, we have suspended this marketing effort.


  These Quick-Cell systems were sold to companies located in Brownwood, Texas, Wheeling, West Virginia, and San Juan, Puerto Rico. No paying customers use these systems, due to circumstances involving these companies that are beyond our control. We are unsure if and when the owners of these Quick-Cell systems will begin to offer service to the public.


  In 1999, we licensed five small Internet service providers to operate our Quick-Cell system. Three of these companies never acted on the granted licenses and they expired. A licensed Quick-Cell system in Casper, Wyoming, operated for three months, but was discontinued due to the sale of the licensee's business. The Santa Fe, New Mexico, licensee was acquired by us in June 1999.


  Quick-Cell Sales and Marketing. In cities in which we construct company-owned Quick-Cell systems, we intend to employ telephone marketing as the initial means for acquiring customers, primarily business customers.
 As a particular market begins to mature, we will employ mass media, including radio advertising. In conjunction with our mass media advertising, we will employ a sales force that will focus primarily on potential business customers. This focus on business customers is based on our management's informal study of Internet usage by businesses versus home users that revealed businesses' higher demand for high-speed Internet access. Our management's decision may prove to have been incorrect, which would significantly impair our ability to earn a profit.


  Without additional capital, we will not be able to construct another company-owned Quick-Cell system.


  In cities where a Quick-Cell reseller operates, we will not have final approval of the reseller's marketing strategies. Our resellers will be permitted to market our Quick-Cell service in any commercially reasonable manner. We cannot, therefore, assure you that any of our resellers will ever achieve high enough sales levels that would permit us to earn a profit.


  Competitive Features of Quick-Cell. While we believe Quick-Cell possesses some competitive advantages over other Internet access modes, it currently has three significant competitive disadvantages:


     -  No wide-spread brand name recognition;


     -  Professional installation usually required; and


     - Internet access only available locally, compared to dial-up Internet access that is available from virtually any telephone in any geographic location.


It is possible that we could overcome the first two listed disadvantages, after a lengthy period of marketing and product research and development. However, we currently lack capital to overcome either disadvantage. Further, it is likely that we will never overcome the third disadvantage, due to the inherent broadcast limitations of wireless technologies.


  We believe Quick-Cell offers the following competitive advantages:


     - Speed: our Quick-Cell system is capable of data transmission speeds of up to 10 Mbs; we expect that most of our customers' connections will transmit data at the rate of 256 kbs, the wireless equivalent of the well-publicized digital subscriber line (DSL) hard wire Internet access method; our Quick-Cell system offers far greater data transmission speeds than cellular telephone-based Internet access methods;


     - Lower Cost: we expect that our Quick-Cell service will be offered at costs between 15% and 60% less than available hard-wire Internet access, depending on the particular market, that is, less than the sum of monthly Internet service provider charges and monthly telephone line charges; Quick-Cell will also be priced competitively with cellular-telephone-based and other wireless Internet access methods;


     - No Telephone Company Involvement: our Quick-Cell customers will not be required to incur the expense of a hard-wire telephone line through which to access the Internet;


     - Security/Encryption: our Quick-Cell system is capable of encrypting, or scrambling, its broadcast signal, thereby offering a high degree of security to customers; and


     - Mobility: our Quick-Cell system is able to permit service personnel of a business to file contemporaneous reports, request and receive technical assistance and perform other computer-based functions from a customer's place of business or from a service vehicle, as long as the personnel remain within the Quick-Cell system's coverage area.


  Other Wireless Product. In January 1998, we delivered our first proprietary wireless DataLink system. This DataLink system was delivered to the Baton Rouge refinery of one of the largest international oil companies, the refinery being the second largest in the U.S. The DataLink system was purchased to replace an existing hard-wire (T1 telephone line) data transmission system. The wireless DataLink system transfers data at the rate of 2 megabytes per second. Due to a lack of capital for marketing and equipment, our management suspended DataLink-related activities. It was determined that our Quick-Cell products provided us the greater opportunity of achieving short-term market share and profitability. We cannot assume you that our management's decision in the regard will prove to have been correct or that we will ever earn a profit.


Dial-up Internet Access


  As recently as September 2000, our CyberHighway subsidiary provided dial-up Internet service to about 25,000 customers, approximately 8,500 directly and 16,500 through affiliate-Internet service providers. As of the end of February 2001, we had lost nearly all of our dial-up customers. This rapid demise of CyberHighway's business is due primarily to three factors:


     - In September 2000, we sold our affiliate-ISP business, due to its lack of profitability;


     - In September 2000, an involuntary bankruptcy petition was filed against CyberHighway we believe we lost at least 6,000 customers due to this event;


     - Our November 2000 switch-over to our contracted Internet service company's network we believe that we lost at least 2,000 customers to due to this event.


  The remainder of lost customers is attributable to CyberHighway's normal customer attrition rate, in light of the fact that CyberHighway ceased to advertise its services following the involuntary bankruptcy filing.


  We do not intend to commit any resources towards the revitalization of the business of CyberHighway.


  Customers and Markets. We have lost nearly all of our dial-up Internet access customers. We do not believe we will ever reclaim any dial-up customers.


  Sales and Marketing. CyberHighway has ceased all sales and marketing activities. We do not expect that these activities will be resumed.


  Affiliate-ISP Program. From its inception, CyberHighway employed an affiliate marketing program, a technique designed to generate rapid expansion of CyberHighway's subscriber base, which it did. However, the affiliate-ISP program was terminated during 1999. In September 2000, this business was sold, due to its continuing monthly losses.


Customer Service and Support


  We are committed to the highest levels of customer satisfaction. We believe that maintaining high levels of customer satisfaction will remain as a key competitive factor. Currently, we provide wireless Internet access customer support during normal business hours. Our customer support operations can be expected to expand, if and when we obtain needed capital.


Competition


  We believe that the primary competitive factors determining success as an Internet access provider are: a reputation for reliability and high-quality service; effective customer support; access speed; pricing; effective marketing techniques for customer acquisition; ease of use; and scope of geographic coverage. We believe that we will be able to address adequately all of these factors, except that we will not be able to offer scope of geographic coverage for the foreseeable future. It is also possible that we will not address any of these competitive factors successfully. Should we fail to do so, our business would likely never earn a profit. We currently lack capital necessary to compete effectively.


  We face severe competition from other wireless Internet access providers, such as from Metricom's RicochetTM product, as well as large, national providers of cellular telephone service providers..


  The market for the provision of dial-up Internet access services, in which our Quick-Cell wireless Internet access service will compete, is extremely competitive and highly fragmented. Current and prospective competitors include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than do we. We currently compete, or expect to compete, for the foreseeable future, with the following: national Internet service providers, numerous regional and local Internet service providers, most of which have significant market share in their markets; established on-line information service providers, such as America Online, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting, co-location and other Internet-based business services; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers.


  With respect to potential competitors, we believe that manufacturers of computer hardware and software products, as well as media and telecommunications companies will continue to enter the Internet services market, which will serve to intensify competition. In addition, as more consumers and businesses increase their Internet usage, we expect existing competitors to increase further their emphasis on Internet access and electronic commerce initiatives, resulting in even greater competition. The ability of competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, could place us at a significant competitive disadvantage. We currently lack capital necessary to compete effectively and we may never obtain enough capital to permit us to compete effectively in our markets.


  Moreover, we expect to face competition in the future from companies that provide connections to consumers' homes, such as telecommunications providers, cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly higher speeds than existing analog modem speeds. These types of companies could include Internet access in their basic bundle of services or offer such access for a nominal additional charge. Any such developments could reduce our market share, thereby impairing our ability to earn a profit.


Regulation


  Quick-Cell Wireless Internet Access. Our Quick-Cell wireless Internet access products operate in unregulated spectra, the 900 MHz and 2400 MHz spectra (primarily the 2400 MHz spectrum), and we expect that such spectra will remain unregulated.


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


Employees


  We have eight employees, including four officers. All of our officers have entered into employment agreements.


  None of our employees is covered by any collective bargaining agreement, nor have we ever experienced a work stoppage. Our management believes employee relations to be good. Much of our future success will depend, in large measure, upon our ability to continue to attract and retain highly skilled technical, sales, marketing and customer support personnel.


Risk Factors Concerning Us and Our Common Stock


  You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.


Because we have a short operating history, there is a limited amount of information about us upon which you can evaluate our business and potential for future success.


  We were incorporated in 1996 and have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as the market for wireless Internet access services. Some of these risks and uncertainties relate to our ability to:


     - gain access to sufficient capital with which to support anticipated growth;


     - achieve customer acceptance of our Quick-Cell wireless Internet access products;


     - expand our wireless Internet access subscriber base and subscriber-related revenues;


     -  compete successfully in a highly competitive market; and


     -  recruit and train qualified employees.


  We cannot assure you that we will successfully address any of these risks and uncertainties.


Our independent auditor expressed substantial doubt about our ability to continue as a going concern.


  In its opinion on our financial statements for the year ended December 31, 2000, our independent auditor, Postlethwaite & Netterville, expressed substantial doubt about our ability to continue as a going concern. This means that, given our current lack of capital, our independent auditor has substantial doubt that we will be in business one year from the date of its opinion on our financial statements. Please review the Independent Auditor's Report and Note 17 to the consolidated financial statements appearing elsewhere in this prospectus.


Unless we obtain $300,000 in new capital, we will be unable to remain in business.


  During the next twelve months, we will need approximately $300,000 just to continue our operations at their current levels. Absent this amount of funding, we will be able to continue our operations.


Some of our shareholders may have rights of rescission, due to potential violations by us of Section 5 of the Securities Act.


  Since January 2000, a total of 5,302,085 shares of our common stock may have been issued in violation of Section 5 of the Securities Act. The aggregate value assigned to these shares upon their issuance totalled $5,719,502. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions. We do not possess capital with which to pay any such claims, if asserted.


We had an accumulated deficit of $33,655,426 (unaudited) as of December 31, 2000, and we expect to continue to incur losses for the foreseeable future.


  We have had substantial losses since our inception and our operating losses may continue in the future.


  We have incurred annual operating losses since our inception. As a result, at December 31, 2000, we had an accumulated deficit of $33,655,426 (unaudited). Our gross revenues for the years ended December 31, 2000,1999 and 1998, were $1,781,082 (unaudited), $2,547,225, and
$5,440, respectively, with losses from operations of $14,427,178 (unaudited), $10,446,254 and $1,029,024, respectively. Our net losses for the years ended December 31, 2000, 1999 and 1998, were $21,063,599 (unaudited), $10,930,163 and $1,037,626, respectively. We cannot assure you that we will experience revenue growth, or that we will be profitable in the future.


  As we pursue full-scale sales and installation of our Quick-Cell wireless Internet products, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a materially adverse effect on our business and financial condition. Also, the market price for our stock could fall.


You will suffer substantial dilution in the net tangible book value of the common stock you purchase.


  You will suffer substantial and immediate dilution, due to the lower book value per share of our common stock compared to the purchase price per share of our common stock. We cannot predict your actual dilution.


We are unable to calculate the exact number of shares that we will issue under the Fusion Capital agreement.


  Based on the closing price of our stock on April 12, 2001, of $.66 per share, we would issue a total of 6,000,000 shares to Fusion Capital, representing approximately 23.5% of our then-outstanding shares.


  However, due to the fact that the number of shares to be issued under the Fusion Capital agreement depends on future market prices of our stock, we are unable to calculate the exact number of shares that we will issue under that agreement.


The lower our stock price at the time Fusion Capital makes a purchase, the more shares of stock Fusion Capital will receive.


  Since the shares covered under the Fusion Capital agreement are issuable at a floating rate based on our stock price, Fusion Capital will receive more shares at the time it makes a purchase, the lower the price of our stock. The following table sets forth the number of shares issuable to Fusion Capital at varying purchase prices:



           Number of shares                    Percent of our common
Assumed    to be issued upon                   stock outstanding as of
Per Share  a full purchase                     April 11, 2001, after
Purchase   under the Fusion                    giving effect to the issu-
Price      Capital agreement  Gross Proceeds   ance to Fusion Capital(1)
---------  -----------------  --------------   --------------------------


$.66(2)      6,000,000(3)      $ 3,960,000             23.50%
$1.50        6,000,000(3)      $ 6,000,000             23.50%
$2.00        5,000,000         $10,000,000             20.38%
$5.00        2,000,000         $10,000,000              9.29%
$10.00       1,000,000         $10,000,000              4.87%
$20.00         500,000         $10,000,000              2.50%
-----------
(1) Closing price on April 12, 2001, as reported by AMEX.
(2) In this circumstance, we intend to terminate the agreement without payment or liability to Fusion Capital.


Sales of stock by Fusion Capital could depress the price for our stock.


  To the extent Fusion Capital sells its shares of stock, the market price of our stock may decrease, due to the additional shares in the market. In turn, this could allow Fusion Capital to receive ever greater amounts of our stock, the sales of which would continue downward pressure on, if not further depress, our stock price.


Fusion Capital may purchase more than 9.9% of our common stock.


  Even though the Fusion Capital agreement restricts Fusion Capital from owning any more than 9.9% of our stock at any one time, this restriction does not prevent Fusion Capital from selling a portion of its holdings and later purchasing additional shares. Thus, it is possible that the total number of shares purchased by Fusion Capital would be greater than 9.9% of the then-outstanding common stock.


The existence of the agreement with Fusion Capital could cause downward pressure on the market price of our common stock.


  Simply the existence of the Fusion Capital agreement and the attendant dilution resulting from sales to Fusion Capital could cause holders of our common stock to sell their shares, which could cause the market price of our common stock to decline. Also, prospective investors anticipating the downward pressure on the price of our common stock due to the shares available for sale by Fusion Capital could refrain from purchases or effect sales in anticipation of a decline of the market price.


Even if our stock price decreases, we may elect to cause purchases of our common stock under the Fusion Capital agreement, causing more shares to be outstanding and resulting in substantial dilution.


  Because we are in need of funds with which to implement our Quick-Cell business plan, it is possible that we will elect to cause purchases of our stock under the Fusion Capital agreement, even if our stock price decreases. Fusion Capital's resale of shares purchased could cause the market price for our stock to decline further. Should these circumstances occur, we may encounter difficulty in obtaining the maximum $10 million under the Fusion Capital agreement. This would cause us to reduce the rate of our growth, due to a lack of capital.


We may be unable to obtain sufficient capital to sustain our business or pursue our growth strategy.


  Currently, we do not have sufficient financial resources to implement our business plan or grow our operations. Therefore, excluding any funding that we might receive from Fusion Capital, we will need additional funds to continue our operations and to grow our business. Assuming we do not receive any funding from Fusion Capital, there is no assurance that we will be able to generate revenues that are sufficient to sustain our operations and we would require additional sources of financing in order to satisfy our working capital needs. Should needed financing be unavailable or prohibitively expensive when we require it, it is possible that we would be forced to cease operations.


  We have designed a very aggressive growth strategy for the commercial exploitation of our Quick-Cell wireless Internet access products. This strategy is expected to place a significant strain on our managerial, operational and financial resources. In particular, our planned wireless Internet expansion will require significant capital with which to purchase equipment necessary for the construction and implementation of systems. If we are unable to secure enough capital, we will be unable to achieve our growth objectives. We cannot assure you that we will be able to obtain enough capital for our growth needs.


  Even if we are able to access $400,000 per month under the Fusion Capital agreement, we will need additional capital to implement fully our growth plans. We only have the right to receive more than $400,000 per month under the Fusion Capital agreement if our stock price equals or exceeds $5.00 per share. Our stock price may never reach this level.


We may not be able to secure enough Quick-Cell customer installation personnel to keep up with demand.


  It is possible that we will be unable to secure Quick-Cell installation crews, either through independent contractors or directly hiring personnel, in large enough numbers that will allow us to install new Quick-Cell customers in a timely manner. Any unreasonable delays in installation can cause customers to cancel their orders. We may not be able to overcome this potential barrier to market penetration. Our failure to do so would restrict our growth in revenues and severely impair our ability to earn a profit.


Our future operating results may vary from period to period, and, as a result, we may fail to meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline and inhibit our ability to obtain funds under the Fusion Capital agreement.


  Our revenues and results of operations have fluctuated in the past and can be expected to fluctuate significantly in the future, as we make financial commitments to facilitate expected growth. The following factors will influence our operating results:


     - access to funds for expansion-related capital expenditures, including Quick-Cell equipment purchases;


     - market acceptance of our Quick-Cell wireless Internet access products;


     - the rates of new wireless Internet access subscriber acquisition and retention;


     -  changes in our pricing policies or those of our competitors; and


     - potential competition from large, well-funded national telecommunications companies.


  Our personnel costs, marketing programs and overhead cannot be adjusted quickly and are, therefore, relatively fixed in the short term. To the extent that we begin to derive funding pursuant to the Fusion Capital agreement, our operating expense levels will be based, in part, on our expectations of future revenue. If actual revenues are below our expectations, our results of operations will suffer and we could be forced to cease operations.


  Period-to-period comparisons of our results of operations will likely not provide reliable indications of our future performance.


  Price fluctuations of our common stock could negatively impact our ability to obtain needed capital under the Fusion Capital agreement.


Because we depend heavily on outside suppliers, our business may suffer, should our suppliers fail to perform in a timely manner.


  We depend on third-party suppliers of hardware components and telecommunications carriers to provide equipment and communications capacity. The failure of one or more of our suppliers to perform in a timely manner could cause a significant disruption in our business.


Our failure to manage future growth would reduce our chance of earning a profit.


  Without additional capital, we will be unable to expand significantly our operations. However, as we obtain funds under the Fusion Capital agreement, we will begin to serve new geographic markets. This expected expansion will place a significant strain on our management and operating systems. In order to accommodate this sort of growth, we will need to hire and retain appropriate management personnel. We may not be able to hire and retain enough qualified managers. This circumstance would likely hinder our growth and reduce our chance of earning a profit.


  If and when we experience our anticipated rapid growth, we may encounter difficulties in developing and implementing needed internal systems, including our recruiting and management systems. Our failure to do so will reduce the likelihood that we will earn a profit.


Our future success will depend on our ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing customer needs.


  The Internet access market is constantly evolving, due primarily to technological innovations, as well as evolving industry standards, changes in subscriber needs and frequent new service and product introductions.
New services and products based on new technologies or new industry standards expose us to risks of equipment obsolescence. We must use leading technologies effectively, continue to develop our technical expertise and enhance our existing services on a timely basis to remain competitive in this industry. We cannot assure you that we will be able to do so.


  Our ability to compete successfully in our markets also depends on the continued compatibility of our services with products and systems utilized and sold by various third parties. Our failure to do so could cause us to lose a competitive position in our markets, thereby causing us to operate less profitably.


Our growth plans depend on the continued growth in the demand for high-speed Internet access.


  As Internet usage has become a common part of Americans' lives, a growing number of consumers have begun to demand higher Internet-access speed than can be provided by hard wire dial-up methods. If our wireless Internet access products are unable to address changes in consumers' preferences, we would become less likely ever to earn a profit.


Our Quick-Cell wireless Internet access products are new and consumer acceptance may not be achieved.


  Our Quick-Cell wireless Internet access products are new and do not enjoy wide-spread name recognition among consumers. If we are unable to achieve consumer acceptance of our products, it is unlikely that we would be able to earn a profit.


We could fail to overcome the severe competition for Internet access customers, which would impair our ability to earn a profit and cause our overall financial condition to deteriorate.


  The market for Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, we expect that competition will intensify over time.


  Our competitors include many large, nationally-known companies, such as America Online and Earthlink. These and other companies possess greater resources, particularly access to capital sources, market presence and brand name recognition than do we. In addition, we will face competition from other wireless Internet access providers, such as Metricom, and larger, national cellular telephone service providers. If we are unable to overcome this severe competition, we do not expect that we would earn a profit and our overall financial condition would decline.


We depend on our key personnel; the loss of any key personnel could disrupt our operations, adversely affect our business and result in reduced revenues.


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


  Our directors and executive officers own approximately 21% of our common stock. Two of our directors, as well as three other persons, have entered into a voting agreement relating to the voting in elections of directors. Currently, approximately 21% of our outstanding shares of common stock are subject to this voting agreement. These shareholders will be able effectively to control the outcome of corporate actions requiring shareholder approval by majority action. Their stock ownership may have the effect of delaying, deferring or preventing a change in control of USURF America.


Our business plan is not based on independent market studies, so we cannot assure you that our strategy will be successful.


  We have not commissioned any independent market studies concerning the extent to which customers will utilize our services and products. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our key management personnel, and upon other available information concerning the communications industry. If our management's assumptions prove to be incorrect, we will not be successful in establishing our wireless Internet access business.


We may not be able to protect our intellectual property rights, which could dramatically reduce our ability to earn a profit.


  We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We do not intend to file patent applications relating to our Quick-Cell wireless Internet access products, until completion of future generations of the products. We have not filed trademark applications relating to the "Quick-Cell" and "USURF Wireless Internet" brand names.


  Without patent or trademark protection, the existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our technologies. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business.


The market price of our common stock will continue to be extremely volatile, and it may drop unexpectedly.


  The market price of our common stock has fluctuated significantly in the past and we expect this volatility to continue in the future. Since January 2000, trading prices for our common stock have ranged from $.1875 per share to $11.00 per share. It is possible that the market price of our common stock could fall below the price you paid for your shares of our common stock.


  The stock prices for many high technology companies, especially those that base their businesses on the Internet, recently have experienced wide fluctuations and extreme volatility. This volatility has often been unrelated to the operating performance of such companies, so our stock price could decline even if our wireless Internet access business is successful. Also, following periods of volatility in the market price of a company's securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.


Nearly all of our shares will be eligible for future sale, which could cause the market price for our common stock to decline.


  Upon completion of our pending registration statement, nearly all of our outstanding shares of our common stock owned by non-affiliates will be eligible for resale to the public. This amount of common stock represents a significant overhang on the market for our common stock. The sale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline and to be highly volatile.


Cautionary Statement


  This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements above, other than statements of historical facts included in this Annual Report on Form 10-KSB, including those under "THE FUSION CAPITAL TRANSACTION", "STRATEGIC RELATIONSHIPS" AND "WIRELESS INTERNET ACCESS", are forward looking in nature. These statements are subject to risks and uncertainties, including:


     - our ability to obtain additional capital when we need it and at the times we need it;


     - changes in prices or demand for our products as a result of competitive actions or economic factors;


     -  changes in the cost of equipment; and


     -  unexpected changes in operating costs.


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


Item 2.  Description of Property


General


  We own all of the equipment necessary for the operation of a state-of-the-art network operations center. However, because of our agreement with Dialup USA, we no longer maintain this center. We intend to utilize this equipment in facilitating the expected growth of our wireless Internet access business. In addition, we own office equipment necessary to conduct our business.


  In Baton Rouge, Louisiana, we lease approximately 650 square feet for our executive offices, for a monthly rental of approximately $800, and a 1,600 square foot modem assembly facility, for a monthly rental of approximately $1500. We lease approximately 500 square feet in Santa Fe, New Mexico, for a monthly rental of approximately $800. CyberHighway has given up our leased premises.


Wireless Cable Properties


  We own the rights to wireless cable channels in Poplar Bluff, Missouri, Lebanon, Missouri, Port Angeles, Washington, The Dalles, Oregon, Sand Point, Idaho, Fallon, Nevada, and Astoria, Oregon. We have abandoned our efforts to develop these wireless cable properties, due to current market conditions. Rather, because our Quick-Cell system can be adapted for use on the wireless cable frequencies, we intend to develop these properties into operating wireless Internet systems, at such time as two-way data transmission on these frequencies is permitted. We cannot predict when this permission will be granted, if ever.


Intellectual Property


  We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We do not intend to file patent applications relating to our Quick-Cell wireless Internet access products, until completion of future generations of the products. We have not filed trademark applications relating to the "Quick-Cell" and the "USURF Wireless Internet" brand names.


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


CyberHighway Involuntary Bankruptcy


  On September 29, 2000, CyberHighway suffered the filing of an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss requires the approval of CyberHighway's creditors. However, some of CyberHighway's creditors have objected to the dismissal of the proceeding. The basis of the creditors' objection is their belief that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway's most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. The objecting creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway, no prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.


Other Litigation


  In November 2000, CyberHighway requested and received a temporary restraining order against Darrell Davis, formerly one of our officers, and his wife, Deanna Davis. We have alleged that the Davises have diverted dial-up customers from CyberHighway to a company controlled by him, all while he was an employee of USURF America. We expect that a hearing for our motion for a permanent injunction will occur in the very near future. In addition, we are seeking monetary damages in this action. This case is in its early stages and no prediction as to its final outcome can be made. This case is styled: CyberHighway, Inc. versus Deanna Davis, individually and d/b/a Cyber-Trail, Inc., and Darrell D. Davis, 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana. Patrick F. McGrew, Esquire, is our counsel in this case.


  In January 2000, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. We have alleged that Mr. Wiebelt violated certain terms of his employment agreement and are seeking damages resulting from those violations. This case is in its early stages and no prediction as to its outcome can be made. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. The law firm of Newlan & Newlan is our counsel in this proceeding.


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


Potential Legal Proceeding


  In addition to CyberHighway's cause of action against Dialup USA, it is the intention of USURF America to pursue damage claims against Dialup USA for tortiously interfering with the beneficial business relationships between CyberHighway and its customers. These claims arise out of Dialup USA's actions on behalf of one of our former officers, which were designed to divert customers to a company controlled by him. Our claim against Dialup USA will be for approximately $2 million. We have not established a date by which we intend to commence this legal proceeding.


Item 4.  Submission of Matters to Vote of Security Holders


  No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                               PART II


Item 5.  Market for Common Equity and Related Stockholder Matters


Market Information


  From 1997 through October 14, 1999, our common stock was traded on the NASD's OTC Bulletin Board, first under the symbol "MEME", then under the symbol "USRF". The table below sets forth, for the periods indicated, the high and low bid and asked prices for our common stock, as reported by the
OTCBB:


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


  Beginning on October 15, 1999, our common stock began to be traded on the American Stock Exchange, under the symbol "UAX". The table below sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the American Stock Exchange:


      Quarter/Period Ended:               High       Low


      10/15/99 thru 12/31/99              $5.875     $2.50


      March 31, 2000                      $11.00     $3.625
      June 30, 2000                       $6.00      $2.25
      September 30, 2000                  $2.50      $.875
      December 31, 2000                   $1.25      $.1875


      March 31, 2001                      $.80       $.22


  You should note that our common stock, like many newly-traded, technology-related stocks, has experienced significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.


Holders


  On April 11, 2001, the number of record holders of our common stock, excluding nominees and brokers, was 1,121, holding 19,526,770 shares.


Dividends


  We have never paid cash dividends on our common stock. We intend to re-invest any future earnings for the foreseeable future.


  Our board of directors has declared property dividends comprised of common stock of three private companies acquired by us. These dividends of stock are: 1,500,000 shares of New Wave Media Corp., in exchange for all of our community-television-related assets; 400,000 shares of Argo Petroleum Corporation, in exchange for 10,000 shares of our common stock; and 800,000 shares of Woodcomm International, Inc., in exchange for 7,500 shares of our common stock. The aggregate value of these dividends is $57,519.


  None of the three dividend distributions will occur unless and until a registration statement relating to each distribution transaction has been declared effective by the SEC.



Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Background


  We were organized to operate in the wireless cable and community (low power) television industries. Due to existing market conditions, we have abandoned our wireless cable business. Because our Quick-Cell wireless Internet access system can be adapted for use on the wireless cable frequencies, we believe our frequencies possess future value. However, these frequencies will not be of value to us, unless and until the FCC approves two-way communications on them. We cannot predict if this approval will be granted. If FCC approval is not granted during 2001, our wireless-cable-related assets will become impaired and their book value written off.


  Effective July 1, 1999, we assigned all of our television-related assets to New Wave Media Corp., in exchange for a 15% ownership interest in New Wave common stock. This business segment was discontinued as of that date and, since then, has not, and will not, generate any revenues. Our board of directors has declared a dividend with respect to all of the New Wave shares. These shares will be distributed to our shareholders, upon New Wave's completion of a Securities Act registration of the distribution transaction. This registration proceeding has not been commenced by New Wave, due to a lack of funds necessary to pay related professional expenses. New Wave has advised us that it is making its best efforts to obtain capital for this purpose, but cannot provide an exact time by which this will occur.


  Since 1998, we have acquired seven dial-up Internet service providers, including CyberHighway, the business of www.e-tail.com and a web design firm, none of which was an affiliated company, nor were any acquired from an affiliate. All but one of these acquisitions were made for shares of our stock. All of these acquisitions were accounted for as a purchase, which means that we did not include past operations of the acquired businesses in our historical statements of operations. Also in connection with these acquisitions, we recorded large amounts of amortizable customer base and goodwill values, as a result of the acquisitions' valuations exceeding the values of the acquired customer bases and assets.


  All of the customers of the acquired Internet access providers were assimilated into the dial-up operations of our CyberHighway subsidiary, which has few remaining customers please see the discussion under "CyberHighway Bankruptcy" below.


  We have determined to commit all of our available resources to the exploitation of our Quick-Cell wireless Internet access products. We currently lack the capital necessary to do so.


Current Overview


  Our management has committed all available current and future capital and other resources to the commercial exploitation of our Quick-Cell wireless Internet access products. It is these products upon which our future is based.


  As CyberHighway's business has dwindled to near nothing while in bankruptcy, we have determined not to attempt to revive of our dial-up Internet access business and, for the foreseeable future, we have abandoned development of our e-commerce business.


  In October 2000, we entered into the Fusion Capital agreement, pursuant to which Fusion Capital may purchase up to $10 million of our common stock.
 Please see the discussion under the heading "The Fusion Capital Transaction", for a more thorough explanation of this agreement. Should we obtain this funding, we would be able to begin to pursue our wireless Internet business plan. We have commenced marketing of our Quick-Cell service through a reseller. We will need more capital thereafter, as we continue to expand our wireless Internet business. We may never possess enough capital to permit us to earn a profit.


CyberHighway Bankruptcy


  On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re:
CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss requires the approval of CyberHighway's creditors. However, some of CyberHighway's creditors have objected to the dismissal of the proceeding. The basis of the creditors' objection is their belief that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway's most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as a claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. The objecting creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.


  The January 1999 acquisition of CyberHighway fundamentally altered our company. Our annual revenues went from nearly zero to about $2.5 million. Beginning in the last half of 1999, operating losses at CyberHighway, primarily personnel costs and leased telephone-line charges, steadily increased, while revenues began to decrease slightly each quarter. This trend continued throughout 2000.


  As a means to achieve immediate cost savings at CyberHighway, in September 2000, the following actions were taken:


     - CyberHighway sold its affiliate-ISP business for $40,500, in cash; and


     - CyberHighway contracted with Dialup USA for all "backroom" and customer support services, which took effect at the end of October 2000.


These actions did reduce monthly operating costs by approximately $50,000.


  However, the involuntary bankruptcy proceeding started the demise of CyberHighway's business, in effect rendering our September 2000 actions meaningless. Since that time, CyberHighway's company-owned dial-up customer base has gone from approximately 8,500 to nearly none. The filing of the involuntary bankruptcy and CyberHighway's switch-over to the network of Dialup USA were the primary causes of CyberHighway's customer base demise. We will not apply any available future capital to the revitalization of our dial-up Internet access business.


  This sudden and permanent demise of CyberHighway's customer base has caused our intangible assets, including goodwill, relating to those customers to become worthless. The write-off of these intangible assets totalled $18,229,229, as reflected in our December 31, 2000, financial statements. Please see the discussion below under the heading "Liquidity and Capital Resources" for more information on this topic.


Shareholder Loans - Conversion to Equity


  In August 2000, our president, David M. Loflin, converted all loan amounts owed to him at that time, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Since August 2000, Mr. Loflin has made small loans to us to ease periods of restricted cash flow.


Results of Operations


  General. By the end of February 2001, CyberHighway had lost nearly all of its dial-up Internet access customers and we do not foresee the revitalization of CyberHighway's business. You should not purchase our common stock expecting that CyberHighway's business will assist in making us profitable.


  Until the involuntary bankruptcy was filed against CyberHighway in September 2000, our revenues for 2000 were approximately 10% below 1999's nine-month results. Our revenues for the last three months of 2000 diminished rapidly month to month.


  We will report nominal revenues for the first quarter of 2001, most of which are attributable to our Quick-Cell system in Santa Fe, New Mexico. With the demise of CyberHighway, any future revenues will be derived from sales of our Quick-Cell wireless Internet access service. We currently lack the capital necessary to pursue our Quick-Cell business plan, and we may never possess enough capital with which to exploit fully our Quick-Cell products. In this circumstance, it is likely that we would never earn a profit.


  Prior to 1999, nearly all of our revenues were generated by our now-defunct community television segment. During 1999 and 2000, all of our revenues were generated by our Internet segment. Before the demise of CyberHighway, our revenues were derived primarily from monthly customer payments for dial-up access and from per-customer royalty payments from our CyberHighway affiliate-ISPs.


  Beginning in March 2000, we began initial Quick-Cell wireless Internet access operations in Santa Fe, New Mexico. Currently, we have approximately 120 Quick-Cell customers. Throughout 2000, these customers were in their one-year "free-use" period. Beginning in March 2001, we began to receive monthly payments from the customers who had completed their one-year of free use. The lack of growth of our wireless Internet access business during 2000 is due to the fact that our available monies were applied to CyberHighway expenses and corporate overhead. We had no available capital to apply to the expansion of the Santa Fe market.


  In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time, and received approximately 200 additional indications of interest via e-mail and telephone from other telecommunications companies and others, 25% of which our management considered to be of a serious nature. Due to a lack of capital, however, this marketing effort was suspended before we pursued sales to the other inquiring companies. No paying customers use these systems, due to circumstances involving these companies that are beyond our control.
During 2001, we do not expect to derive significant revenues from customer modem sales to these Quick-Cell purchasers.


  In cities in which we construct company-owned Quick-Cell systems, we intend to employ telephone marketing as the initial means for acquiring customers and, later, mass media. We will employ a sales force that will focus primarily on potential business customers. This focus on business customers is based on our management's informal study of Internet usage by businesses versus home users that revealed businesses' higher demand for high-speed Internet access. Our management's decision may prove to have been incorrect, which would significantly impair our ability to earn a profit. Our management believes that effective marketing techniques can overcome Quick-Cell's lack of name recognition, although this belief may also prove to have been incorrect. Our Quick-Cell business will not be able to succeed without additional capital.


  In cities where a Quick-Cell reseller operates, we will not have final approval of the reseller's marketing strategies. Our resellers will be permitted to market our Quick-Cell service in any commercially reasonable manner. We cannot, therefore, assure you that any of our resellers will ever achieve high enough sales levels that would permit us to earn a profit.


  Under our reseller agreement with WebConnect, we expect to derive revenues as follows:


     -  WebConnect's purchase of each Quick-Cell cell site;


     -  WebConnect's purchase of all customer modems;


     - Charges for installation services on behalf of every customer acquired by WebConnect; and


     - Monthly per-Quick-Cell-customer royalties while we anticipate that this monthly per-customer royalty will average approximately $12.00, we cannot assure you that the monthly per-customer royalty will be that high; in any event, given the number of customers that can use a single Quick-Cell cell site, approximately 2,000, the lowest monthly per-customer royalty to be paid by WebConnect will be about $9.00.


  The results of operations for 1999 and 2000, when compared to those expected for 2001, will not be similar. We expect our revenues for 2001 to be significantly below those of 1999 and 2000, since we no longer will derive revenues from the operations of CyberHighway. In 2001, we will produce significant revenues only if:


     - our Quick-Cell reseller is as successful selling our wireless Internet access products as it has been in the past in reselling a competing wireless Internet access service; or


     - we are able to obtain at least $3,000,000 under the Fusion Capital agreement. Our reseller may not be successful enough for us to make a profit, nor can we assure you that funding under the Fusion Capital agreement will permit us to make a profit.


  Year Ended December 31, 2000, versus Year Ended December 31, 1999.
During 1999 and 2000, all of our revenues were generated by CyberHighway's dial-up Internet access operations. We derived our revenues from monthly customer payments for dial-up Internet access, which averaged approximately $18.00 per customer. Also, we derived revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which averaged approximately $1.75 per customer. Due to the recent demise of CyberHighway, our revenues for most of 2001 can be expected to be significantly below our revenue levels of 1999 and 2000. However, we can make no prediction of our actual revenues.


  Our operating results for 2000 and 1999 are summarized in the following table:


                           2000              1999
                       (unaudited)         (audited)
Revenues                $1,781,082         $ 2,547,225
Cost of Goods Sold      2,145,955            1,152,721
Gross Profit (loss)       273,326            1,394,504
Operating Expenses     14,153,852           11,860,758
Other Expense           8,231,845            2,117,070
Loss from Operations   14,427,178           10,466,254
Net Loss               21,063,599           10,930,163


  During each of the reporting periods, we issued a relatively large number of shares of our common stock for consulting services or as bonuses. The value of the consulting services received under each agreement has been expensed in equal monthly amounts over their respective terms.


  Our net loss for 2000 is attributable largely to the write-off all of our intangible assets relating to CyberHighway, resulting from the demise of the business of CyberHighway. Also, professional fees of $2,811,856 (unaudited), substantially all of which is attributable to stock issuances under various consulting agreements, and $2,574,353 (unaudited) in salary and commissions was expensed, $875,000 of which is the result of stock bonuses to three officers.


  Our loss from business operations during 2000 was $273,326 (unaudited). This loss is attributable to expenses, primarily personnel costs and leased telephone line charges, that exceeded revenues.


  During 2000, we incurred the following significant charges against our earnings:


     - $875,000 750,000 shares of our common stock were issued to three vice presidents as bonuses, which appears in our statements of operations under the "Salary and Commissions" line item.


     - $2,811,856 this amount was incurred as professional fees, substantially all of which is attributable to the issuance of stock for professional services.


     - $9,239,310 this amount is an impairment loss relating to the demise of the business of CyberHighway and is comprised of amortization of our customer base, goodwill and other intangibles.


  Our acquisition and subsequent rescission of the acquisition of Net 1, Inc. affected our 1999 and 2000 financial statements in different ways, as follows:


     - On August 23, 1999, we acquired Net 1, Inc. Net 1 is primarily engaged as an Internet service provider in Alabama. In September 1999, we tendered the shares of capital stock obtained in the acquisition of Net 1 for rescission of the transaction. This rescission was based on perceived material misstatements made by one of the principals of Net 1. However, legally, we were still the owner of the outstanding shares of Net 1 at December 31, 1999, and were required by generally accepted accounting principles to record Net 1 as a wholly-owned subsidiary from the date of acquisition.


     - It was discovered during the arbitration proceedings between us and the former owners of Net 1 that no activity had occurred in Net 1 after the acquisition. The customer base was moved to an unrelated company by a former owner, and all activity was transacted in the unrelated company. Therefore, no revenues or expenses were incurred by Net 1 from the date of acquisition, August 23, 1999, through December 31, 1999.


     - The total cost of the acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at December 31, 1999, due to the change in the operating environment and was recorded as an impairment loss in our 1999 financial statements appearing elsewhere in this prospectus.


     - On October 12, 2000, the acquisition of Net 1 was rescinded. Included in the terms of the settlement agreement was the return to us of the 250,000 shares issued by us in the original transaction. We then issued 250,000 shares of our stock in settlement of the arbitration. The settlement agreement also called for one of the former owners of Net 1 to assume a $50,000 liability, that was recorded by us upon the acquisition. The total gain on the recission of the Net 1 transaction, $961,436 (unaudited), has been recognized in our 2000 financial statements appearing elsewhere in this prospectus


  For 1999, our net loss is attributable in large measure to the depreciation and amortization of acquired customer bases, goodwill and other intangibles of $7,653,924, while an additional $1,945,935 in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements, and $1,603,556 in salary and commissions were expensed.


  We issued 566,000 shares of common stock under consulting agreements during 1999; these shares were valued for financial accounting purposes at $2,216,000, in the aggregate. $2,000,000 of this amount is being expensed in equal monthly amounts over five years, while the remaining $216,000 of this amount was expensed in equal monthly amounts over periods ranging from three to six months.


  In our 1999 financial statements, we incurred two significant charges against our earnings, which appear in our statement of operations under the "Other Income (Expense)" heading:


     - As described above, we incurred a charge of $1,164,561 arising out of our acquisition, and subsequent tender for rescission, of Net 1.


     - We incurred a charge of $957,075 arising out a settlement agreement and mutual release, which settled legal proceedings in which USURF America and CyberHighway were involved. These legal proceedings were settled in full by the issuance of 340,000 shares of our common stock to the adverse parties and we paid $43,325 for reimbursement of their respective attorneys' fees. The 340,000 shares were valued at $2.6875 per share, or $913,750, in the aggregate. The price per share assigned to these shares was the closing price of our common stock on November 30, 1999, as reported by AMEX.


  For 1999 and 2000, our statements of operations reflect an income tax benefit of $1,595,424 (unaudited) and $1,653,161, respectively, resulting from the difference in the bases of the acquired customer bases for book versus tax purposes. Due to the demise of the business of CyberHighway, our statement of operations for 2001 will not contain a similar tax benefit.


  Community Television Segment. During 1999, this segment had no revenues and incurred a nominal loss from operations. As discussed above, effective July 1, 1999, we assigned all of our community television properties to New Wave Media Corp. and is now defunct. This segment was discontinued as of that date and will not generate any revenues in the future.


  Wireless Cable Segment. The wireless cable segment has had no operating activity since 1997. As described above, we have ceased, for the foreseeable future, our wireless cable activities.


Liquidity and Capital Resources


  General. Since our inception, we have had a significant working capital deficit. Prior to our January 1999 acquisition of CyberHighway, we had no material revenues and we operated from a severely illiquid position. Following the CyberHighway acquisition and until the recent demise of CyberHighway's business, we generated significant monthly revenues, yet continued to have a significant working capital deficit. Currently, we are substantially illiquid, although we do possess approximately $200,000 in cash, the result of recent non-public stock sales to private investors. Without additional capital, it is possible that we would be forced to cease operations.


  Our Capital Needs. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $3 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.


  Currently we do not possess enough capital to accomplish our goals for our Quick-Cell wireless Internet access business, including the construction of Quick-Cell systems. When we refer to the construction of a Quick-Cell system in any city, that process requires the following expenditures:


     - A single Quick-Cell cell site, including a Quick-Cell server modem, parts and configuration projected average cost: $25,000;


     -  Tower lease site projected average cost: $500 per month;


     - Direct T1 telephone line connection from the server modem to the Internet projected average cost: $1,200 per month; and


     -  Initial inventory of customer modems approximate cost: $70,000.


Each Quick-Cell cell site added to an existing system will cost approximately $25,000 for the server modem, parts and configuration, plus tower lease costs and, if customer usage requires, the cost of a direct T1 telephone line connection to the Internet.


  Should we be able to obtain the minimum of $400,000 per month pursuant to the Fusion Capital agreement, we would have enough money to pay for the construction of the initial Quick-Cell cell site in at least three markets per month. We cannot assure you that we will be able to construct Quick-Cell cell sites at that rate.


  In light of the relatively small amount of capital required to construct each Quick-Cell cell site, we believe that the expected funding under the Fusion Capital agreement would provide us with enough capital to construct the initial Quick-Cell cell site and commence marketing activities in approximately 60 markets. With the Quick-Cell construction permitted by this amount of capital, we will be able to determine whether our Quick-Cell wireless Internet access business is a viable business, as presently offered. However, the funds expected under the Fusion Capital agreement will not be adequate for us to pursue our complete Quick-Cell business plan, and we cannot assure you that we will be able to obtain capital when needed. Our inability to obtain further capital when needed would lessen our chance of earning a profit, as we would become illiquid.


  Proceeds from the Fusion Capital Agreement. We may receive up to $10 million under the Fusion Capital agreement. Assuming we receive this amount of funds, we anticipate that we will apply these funds as follows:


Purchase of Quick-Cell Equipment         $6,000,000
Construction of Quick-Cell Systems        1,300,000
Marketing                                 1,000,000
General and Administrative Expenses         200,000
Finder's Fee                                800,000
Working Capital                             700,000


             Total                      $10,000,000


  Should all of our outstanding warrants, including all of the warrants to be issued in connection with the Fusion Capital agreement, be exercised, we would receive cash proceeds of approximately $3,200,000. All funds received from the exercise of warrants would be used to purchase Quick-Cell equipment and for the marketing of our Quick-Cell wireless Internet access service.


  You should note that we may never receive any of the funds discussed above. Our failure to obtain capital from these sources could cause us to cease our operations.


  December 31, 2000. At December 31, 2000, our working capital deficit was $1,517,164 (unaudited), which is greater than our deficit at December 31, 1999, of $1,060,532. Our deficit would have been significantly larger, if not for our president's converting $967,000 of our indebtedness to him (including interest) into shares of our stock. This conversion of debt into stock was more than offset by an increase in accounts payable, accrued salary and other current liabilities.


  The following table sets forth our current assets and current liabilities at December 31, 2000 and 1999:


                                    2000              1999
                                (unaudited)        (audited)
Current Assets   Cash            $   1,088         $  75,313
    Accounts Receivable                  -            59,098
    Inventory                      246,721            21,207
    Prepaids                             -             5,500


Current Liabilities
    Notes payable -
     current portion             $       -         $    5,910
Accounts payable                 1,472,030            363,665
Accrued payroll                    158,262            118,157
Other current liabilities           41,824            216,650
Property dividends payable          43,750             43,750
Accrued interest to stockholder          -             29,741
Notes payable to stockholder         6,638            356,239
Deferred revenue                         -             87,538


  Without obtaining at least $1,000,000 in new capital, we will continue to have a significant working capital deficit and will not be able to operate from a position of liquidity. This will impair our ability to pursue our Quick-Cell business plan and, thus, our ability ever to earn a profit.


  The increase in our accounts payable is attributable to (1) operating costs that continued to increase during 2000, until September 2000, when the involuntary bankruptcy proceeding was filed against CyberHighway, and
(2) our determination to defer payment of nearly all of our accounts payable for most of 2000, due our lack of working capital. It is unlikely that this indebtedness will ever be paid by CyberHighway, due to the demise of its dial-up Internet access business. To date, no creditor of USURF America has taken any adverse action as a result of this policy.


  Our accrued payroll at December 31, 2000, as well as at December 31, 1999, is primarily attributable to accrued salary of our president and two of our vice presidents.


  In August 2000, our president, David M. Loflin, converted the entire amount owed to him at that time, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 owed him - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000, the last trading day prior to the conversion. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned by Mr. Loflin were used primarily for operating expenses, including expenses of CyberHighway, corporate overhead and the construction of our Quick-Cell system in Santa Fe, New Mexico.


  During 2000, we obtained funds from private sales of our securities. In March and April 2000, we sold a total of 60,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $7.50 per share. The warrants are exercisable for a period of two years. Each unit was sold for $5.00 in cash, for total proceeds of $300,000. These proceeds were used to pay approximately $250,000 in operating expenses, including operating expenses of CyberHighway, and to purchase about $50,000 of equipment.


  In December 2000, we sold 400,000 shares of our common stock to a private investor for $80,000 in cash. The proceeds from this sale of stock were used to pay accounting expenses and for working capital. In connection with this sale of stock, we issued to a finder 40,000 shares of our common stock and a warrant to purchase 380,000 shares of our common stock at an exercise price of $.20 per share. These warrants are exercisable for a period of three years. The 40,000 shares issued to the finder were valued at $.20 per share, a total value of $8,000. No value was placed on the warrants issued.


  Subsequent to 2000, we sold securities on two occasions. In February 2001, we sold 840,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $.15 per share, to a private investor for $126,000 in cash. The warrants are exercisable for a period of three years. The proceeds from this sale of securities will be applied to the payment of approximately $50,000 in professional fees and the balance will be used for working capital. In connection with this sale of securities, we issued to a finder 84,000 shares of our common stock and a warrant to purchase 336,000 shares of our common stock at an exercise price of $.15 per share. These warrants are exercisable for a period of three years. The 84,000 shares issued to the finder were valued at $.15 per share, a total value of $12,600. No value was placed on the warrants issued.


  In March 2001, we sold 500,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $.25 per share, to a private investor for $125,000 in cash. The warrants are exercisable for a period of three years. Approximately 60% of the proceeds from this sale of securities will be applied to the construction of a Quick-Cell system and the balance will be used for working capital. In connection with this sale of securities, we issued to a finder 50,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock at an exercise price of $.25 per share. These warrants are exercisable for a period of three years. The 50,000 shares issued to the finder were valued at $.25 per share, a total value of $12,500. No value was placed on the warrants issued.


  If we are unable to obtain significant additional capital, it is possible that we would be forced to cease operations.


  Community Television Stations. In furtherance of our plan to focus on the implementation of our Quick-Cell business plan, effective July 1, 1999, we assigned all of our community (low power) television properties to New Wave Media Corp., in exchange for 1,500,000 shares of New Wave common stock.
Our board of directors declared a dividend with respect to all 1,500,000 New Wave shares.


        Cash Flows from Operating Activities. During the year ended December 31, 2000, our operations used $953,112 (unaudited) in cash compared to cash used of $546,097 during the same period of 1999. In both periods, the use of cash in operations was a result of the lack of revenues compared to our operating expenses, particularly our Internet access costs and salary and commissions. The recent demise of the business of CyberHighway has served to reduce substantially our ongoing operating expenses. The effects of the demise of CyberHighway will not be readily apparent from our financial statements until the first quarter of 2001.


        For the year ended December 31, 2000, our operations would have used approximately $500,000 more in cash, had we not determined to defer payment of nearly all of our accounts payable for most of the year, due to our lack of working capital.


        Cash Flows from Investing Activities.  During the year ended
December 31, 2000, our investing activities used cash of $85,150 (unaudited) compared to $412,785 in the same period of 1999. During the 2000 period, in our investing activities, purchases of equipment used cash; however, in the 1999 period, our equipment purchases were offset, to some degree, by cash acquired in acquisitions of $180,817. Because we lack working capital, we cannot predict our cash flows from investing activities for 2001.


       Cash Flows from Financing Activities. For 2000, our financing activities provided $964,037 (unaudited) in cash. Of this amount, $568,571
(unaudited) is attributable to loans from our president and the balance is
attributable to sales of securities.   For 1999, our financing activities
provided $1,026,963 in cash, most of which is attributable to private sales of our securities. Because we continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.


        Non-Cash Investing and Financing Activities. During the year ended December 31, 2000, we issued a total of 131,063 shares of common stock in acquisitions.


        In May 2000, we issued 250,000 shares of our common stock to a vice president as a signing bonus under his employment agreement, which were valued at $750,000, in the aggregate.


        In July 2000, we we entered into an investment banking agreement with Gruntal & Co., L.L.C., under which we issued 250,000 shares of our common stock, valued at $375,000, in the aggregate.


        During 2000, we issued a total of 500,000 shares of our common stock as bonuses to two of our vice presidents, which were valued at $.25 per share, the last closing price of our common stock prior to the issuances, a total value of $125,000.


        During 1999, non-cash investing and financing activities included the issuance of shares for the acquisition of several businesses. By far the largest of these transactions was the acquisition of CyberHighway. We issued 2,325,000 shares of our common stock in connection with this acquisition. These shares were valued at approximately $18,530,250. Each of the four other Internet service providers acquired by us were assimilated into the operations of CyberHighway. Now, with the involuntary bankruptcy of CyberHighway, none of these Internet service providers represents a portion of our continuing operations. Our historical balance sheets have reflected these acquisition values, less accumulated amortization. However, due to the recent demise of CyberHighway, the unamortized portion of this value was written-off on our December 31, 2000 balance sheet. We have suspended, for the foreseeable future, the development of the acquired business known as www.e-tail.com, due to a lack of capital, the acquisition of which was valued at $863,000.


Management's Plans Relating to Future Liquidity


       To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $3 million.


       Our best opportunity for obtaining needed funds is pursuant to the Fusion Capital agreement. The following summarizes the important terms under the Fusion Capital agreement:


      -     Fusion Capital may purchase up to $10 million of our common stock;


      -     The selling price to Fusion Capital will be equal to the lesser of :


              -       $20.00; or


              - a price based upon the future market price of the common stock without any fixed discount to the market price;


      - As long as our stock price is below $5.00 per share, we have the right to require Fusion Capital to purchase up to $400,000 during each 30-day period of the agreement;


      - Should our stock price is $5.00 or higher, we have the right to require Fusion Capital to purchase up to the full remaining portion of the $10 million commitment;


      - The highest purchase price of our common stock under this agreement is $20.00 per share; and


      - During the term of the Fusion Capital agreement, we may not issue, or agree to issue, any variable-priced equity or variable-priced "equity-like" securities, unless we have obtained Fusion Capital's prior written consent.


        Since we only plan to sell up to 6,000,000 shares to Fusion Capital under the Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $1.67 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.66 per share, the closing sale price of the common stock on April 12, 2001, and the purchase by Fusion Capital of the full amount of shares purchasable under the Fusion Capital agreement, proceeds to us would only be approximately $3,960,000, unless we choose to issue more than 6,000,000 shares, which we have the right to do.


        Should we obtain at least $3 million under the Fusion Capital agreement, we believe that we will be able to have accomplished our two primary objectives:


      - Placing at least 20,000 customers on our Quick-Cell systems during the next year; and


      - proving the commercial viability of our Quick-Cell wireless Internet access service.


We cannot assure you that we will accomplish these objectives.


      Currently, we have no other sources for funding on the scale of the Fusion Capital transaction.


        If we do not obtain the necessary funding, we would be forced to cease operations.


Capital Expenditures


        During 2000, we made approximately $400,000 in equipment purchases, approximately 15% for wireless Internet equipment and approximately 85% for needed equipment in our network operations center. We currently have no capital with which to make any significant capital expenditures. Should we obtain funding under the Fusion Capital agreement, we will be able to make major expenditures on Quick-Cell-related equipment, as described above. However, without additional capital, we will make no capital expenditures. During Fiscal 1999, we made $614,193 in equipment purchases.


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


                               PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers


  The following table sets forth the officers and directors of USURF America.


   Name                  Age     Position(s)


David M. Loflin(1)       43      President, Acting Chief
                                  Financial Officer and Director
Waddell D. Loflin(1)     51      Vice President, Secretary and
                                  Director
Robert A. Hart IV        53      Vice President of Technology
James Kaufman            36      Vice President Corporate
                                  Development
Ross S. Bravata          42      Director
Michael Cohn             43      Director
------------
(1) David M. Loflin and Waddell D. Loflin are brothers.


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


  Robert A. Hart, IV, Vice President of Technology, has, for the last 30 years, worked in the telecommunications industry as proprietor of Hart Engineers, which provides engineering and consulting services to BellSouth, numerous independent telephone companies and other communications service providers. Mr. Hart is a graduate of Louisiana State University with a B.S. degree in Electrical Engineering and is a Registered Professional Engineer. Mr. Hart has served on the board of the Small Business Personal Communications Services (PCS) Association, a national trade association focused on small business applications and opportunities for PCS technology (a universal wireless communications technology), and also served this organization as chairman of the lobbying committee. He is also a past board member and current member of the Association of Communication Engineers, and current member of the Institute of Electrical and Electronics Engineers, National Society of Professional Engineers and the Louisiana Engineering Society.


  James Kaufman, Vice President Corporate Development, received a B.S. degree in Journalism from the University of Colorado, Boulder, Colorado. >From 1994 to 1995, Mr. Kaufman was a registered representative with D.E. Fry, a Denver, Colorado-based broker-dealer. From 1995 to 1996, Mr. Kaufman was a registered representative with A.G. Edwards, a St. Louis, Missouri-based broker-dealer. From 1997 to February 1999, Mr. Kaufman served as Director of Corporate Development for B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm.


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


Audit Committee


  In September 1999, our board of directors created an Audit Committee, consisting of three members, the majority of whom must be outside directors. The initial members of the Audit Committee are David M. Loflin and Michael Cohn. There is one vacancy on this committee, due to the recent resignation of Richard N. Gill as a director. The Audit Committee has the responsibility to review internal controls, accounting policies and financial reporting practices, to review the financial statements, the arrangements for, and scope of, the independent audit as well as the results of the audit arrangement and to review the services and fees of the independent auditors, their independence and recommend to the board of directors for its approval and for the ratification by our shareholders the engagement of the independent auditors to serve the following year in examining our accounts. The Audit Committee has held two meetings.


  The Audit Committee recommended the change in our auditors to the full board of directors.


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


  Based on a review of copies of these reports furnished to us, we believe that all of our directors, executive directors and greater-than-10% beneficial owners filed their respective Form 3 reports; all of the Form 3 reports were filed late. Form 5 reports for 1999 and 2000 for all officers and directors have not yet been filed. Form 4 reports for certain of our officers and directors are due and have not yet been filed. We have requested that all of these persons file the required reports.


  Based on a review of the copies of these reports furnished to us, it appears that Julius W. Basham, II, a former officer, director and 10%-owner, is current in his filings of required Forms 4 and Form 5 and is no longer required to file ownership reports.


Item 10.  Executive Compensation


Executive Compensation


  The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                                                Long-
                                                term
                                                Compen-
                                                sation
                                       Other    Awards    All
                                       Annual     of     other
Name and                               Compen-  Stock    Compen-
Principal          Salary    Bonus     sation   Options  sation
Position   Year      $         $          $        #        $
---------  ----  --------  ----------  -------  -------  -------
David M.   2000  $62,500(1)  $-0-      $-0-        0      $-0-
 Loflin    1999  $62,500(2)  $-0-      $-0-        0      $-0-
President  1998  $55,000     $-0-      $-0-        0      $-0-
[Principal
Executive
Officer]


Waddell D. 2000  $41,667(3)  $50,000(7)$-0-        0      $-0-
 Loflin    1999  $41,667(4)  $-0-      $-0-        0      $-0-
[Vice      1998  $48,000     $-0-      $-0-        0      $-0-
President
and Sec-
retary]


James      2000  $103,333(5) $75,000(8)$-0-        0      $-0-
 Kaufman   1999  $103,333(6) $-0-      $-0-        0      $-0-
[Vice      1998  $-0-        $-0-      $-0-        0      $-0-
President
- Corporate
Develop-
ment]


Julius W.  2000  $-0-        $-0-      $-0-        0      $-0-
 Basham II 1999  $133,762    $-0-      $-0-        0      $-0-
[Former    1998  $-0-        $-0-      $-0-        0      $-0-
Chief
Operating
Officer]


Robert A.  2000  $-0-        $750,000(9)$-0-       0       $-0-
 Hart IV   1999  $-0-        $-0-       $-0-       0       $-0-
[Vice      1998  $-0-        $-0-       $-0-       0       $-0-
President
- Tech-
nology]
-------------
(1) $27,083 of this amount has been accrued.
(2) $27,083 of this amount has been accrued.
(3) $10,417 of this amount has been accrued.
(4) $10,417 of this amount has been accrued.
(5) $20,667 of this amount has been accrued.
(6) $20,667 of this amount has been accrued; $82,666 of this amount was paid in shares of our stock.
(7) This bonus was paid by the issuance of 200,000 shares to Mr. Loflin, which were valued at $.25 per share, the last closing price of our common stock prior to the issuance.
(8) This bonus was paid by the issuance of 300,000 shares to Mr. Kaufman, which were valued at $.25 per share, the last closing price of our common stock prior to the issuance.
(9) Mr. Hart received 250,000 shares of our common stock as a signing bonus under the terms of his employment agreement. These shares were valued at $3.00 per share.


  In May 2000, we issued 250,000 shares to Robert A. Hart IV, our vice president of technology, as a bonus, upon the execution of his employment agreement. These shares were valued at $3.00 per share, which was the closing price of our common stock on the day of Mr. Hart's execution of his employment agreement.


  In December 2000, two of our vice presidents, Waddell D. Loflin and James Kaufman, were issued shares of our common stock as a bonus. Mr. Loflin was issued 200,000 shares and Mr. Kaufman was issued 300,000 shares. These shares were valued at $.25 per share, which was the closing sale price of our common stock on the day immediately preceding their issuance.


Employment Contracts and Termination of Employment and Change-in-Control Agreements


  Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.


Name of Officer     Position(s)    Term       Salary         Date
----------------    -----------    ----       ------         ----



David M. Loflin     President      7 years   $150,000(1)    6/1/99



Waddell D. Loflin   Vice President 7 years   $100,000(2)    6/1/99
                     and Secretary



Robert A. Hart, IV  Vice President 3 years   $90,000(3)     5/25/00
                     of Technology



James Kaufman       Vice President, 1 year   $120,000(4)    3/22/99
                     Corporate    (renewable)
                     Development
-----------
(1) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $27,083.
(2) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $10,417.
(3) Mr. Hart will begin to receive salary payments at such time as we obtain a significant capital investment. Mr. Hart received 250,000 shares of our stock as a signing bonus, which shares were valued at $750,000. The value of these shares was derived from the closing price for our stock on the date of execution of his employment agreement.
(4) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Kaufman deferred salary in the amount of $20,667. In 2000, we issued Mr. Kaufman a total of 34,536 shares of our stock valued at $154,667 in payment of the stock portion of his salary.


  In January 1999, we entered into an employment agreement with Julius W. Basham, II, formerly a director and our former chief operating officer. Pursuant to the terms of a settlement agreement, Mr. Basham resigned as chief operating officer on January 4, 2000.


  In May 2000, we issued 250,000 shares to Robert A. Hart IV, our vice president of technology, as a bonus, upon the execution of his employment agreement. These shares were valued at $3.00 per share, which was the closing price of our common stock on the day of Mr. Hart's execution of his employment agreement.


  In November 2000, we terminated the employment of Darrell Davis, formerly Vice President of U.S. Internet Operations, based on violations of his employment agreement. (See "Litigation" for a discussion of Mr. Davis' termination).


  In December 2000, we terminated the employment of Christopher L. Wiebelt, formerly Vice President of Finance and Chief Financial Officer, based on violations of his employment agreement. (See "Litigation" for a discussion of Mr. Wiebelt's termination).


  We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change-in-control.


Option/SAR Grants in Last Fiscal Year


  We did not grant any options to any person during the fiscal year ended December 31, 2000. We have never granted any stock appreciation rights
(SARs), nor do we expect to grant any SARs in the foreseeable future.




Item 11.  Security Ownership of Certain Beneficial Owners
            and Management


  There are 19,526,770 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the current beneficial ownership of our common stock, by (1) persons known to be beneficial owners of more than 5% of our common stock, (2) each our officers and directors and (3) our officers and directors, as a group. Unless otherwise noted, the address of the listed persons is 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809.


Name and                      Shares
Address of                    Owned             Percent
Beneficial Owner           Beneficially         Owned(1)
----------------           ------------         --------


David M. Loflin(2)           3,250,960           14.67%


Waddell D. Loflin(2)           290,000            1.31%


James Kaufman                  625,000            2.82%
665 W. Velarde Drive
Thousand Oaks, CA 91360


Robert A. Hart IV              250,000            1.12%


Ross S. Bravata                 32,000              *


Michael Cohn                   209,000(3)           *


Fusion Capital Fund            810,000            3.65%
 II, LLC
222 Merchandise Mart Plaza
Suite 9-112
Chicago, IL 60654


Shelter Capital Ltd.         1,328,000(4)         5.99%
P.O. Box 635
Providenciales
Turks & Caicos Islands
British West Indies


Claymore Asset Management    1,680,000(5)         7.58%
 Group, Ltd.
Market Place, Unit C-12
Providenciales
Turks & Caicos Islands
British West Indies


All officers and             4,656,960(3)        21.01%
 directors as a group
 (6 persons)
-------------
* Less than 1%.
(1) Based on 22,163,247 shares outstanding, assuming the issuance of all 2,636,477 shares underlying currently exercisable warrants.
(2) All of the shares owned by this shareholder are subject to a voting agreement and must be voted for David M. Loflin and Waddell D. Loflin in all elections of directors.
(3) 80,000 of these shares have not been issued, but underlie currently exercisable warrants.
(4) 960,000 of these shares have not been issued, but underlie currently exercisable warrants.
(5) 840,000 of these shares have not been issued, but underlie currently exercisable warrants.


Item 12.  Certain Relationships and Related Transactions


Founders


  In November 1996, David M. Loflin purchased 1,600,000 shares of our common stock for $1,600 and Waddell D. Loflin, purchased 200,000 shares of our common stock for $200.


Conversion of Loans to Stock by Officer


  As of August 21, 2000, we owed Mr. Loflin a total of $967,703 ($916,045 in principal, $51,658 in interest), the result of cash loans made to us by Mr. Loflin during the past approximately two years. The proceeds of these loans were used primarily for operating expenses and purchases of equipment. On August 21, 2000, we entered into a letter agreement with our president, David M. Loflin, whereby Mr. Loflin agreed to convert all sums owed to him into shares of our common stock.


  Pursuant to the letter agreement, Mr. Loflin received one share of common stock for every $1.25 of debt converted, for a total of 774,162 shares.
The $1.25 price was agreed upon as that price was the low sale price for our common stock on Friday, August 18, 2000, as reported by AMEX.


  Our board of directors, in authorizing the transaction described above, found the transaction to be in the best interest of USURF America, as it would significantly improve our financial condition, potentially making it more attractive to prospective investors.


Subscription Agreements


  In December 1996, we entered into a subscription agreement with David M. Loflin, whereby we issued 1,578,512 shares of our common stock to Mr. Loflin in exchange for assignments of licenses and leases of licenses of television channels and wireless cable television channels and options to acquire these assets.


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


  Also in December 1996, we entered into a subscription agreement with Waddell D. Loflin, whereby we issued 104,249 shares of our common stock to Mr. Loflin in exchange for an assignment of the license of a television channel.


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


Stock Bonus Officers


  In December 2000, two of our vice presidents, Waddell D. Loflin and James Kaufman, were issued shares of our common stock as a bonus. Mr. Loflin was issued 200,000 shares and Mr. Kaufman was issued 300,000 shares. These shares were valued at $125,000, or $.25 per share, which was the closing sale price of our common stock on the day immediately preceding their issuance.


Stock Bonus Directors


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


Employment Agreements


  Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.


Name of Officer     Position(s)    Term       Salary         Date
----------------    -----------    ----       ------         ----



David M. Loflin     President      7 years   $150,000(1)    6/1/99



Waddell D. Loflin   Vice President 7 years   $100,000(2)    6/1/99
                     and Secretary



Robert A. Hart, IV  Vice President 3 years   $90,000(3)     5/25/00
                     of Technology



James Kaufman       Vice President, 1 year   $120,000(4)    3/22/99
                     Corporate    (renewable)
                     Development
-----------
(1) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $27,083.
(2) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $10,417.
(3) Mr. Hart will begin to receive salary payments at such time as we obtain a significant capital investment. Mr. Hart received 250,000 shares of our stock as a signing bonus, which shares were valued at $750,000. The value of these shares was derived from the closing price for our stock on the date of execution of his employment agreement.
(4) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Kaufman deferred salary in the amount of $20,667. In 2000, we issued Mr. Kaufman a total of 34,536 shares of our stock valued at $154,667 in payment of the stock portion of his salary.


  In January 1999, we entered into an employment agreement with Julius W. Basham, II, formerly a director and our former chief operating officer. Pursuant to the terms of a settlement agreement, Mr. Basham resigned as chief operating officer on January 4, 2000.


  In May 2000, we issued 250,000 shares to Robert A. Hart IV, our vice president of technology, as a bonus, upon the execution of his employment agreement. These shares were valued at $3.00 per share, which was the closing price of our common stock on the day of Mr. Hart's execution of his employment agreement.


  In November 2000, we terminated the employment of Darrell Davis, formerly Vice President of U.S. Internet Operations, based on violations of his employment agreement. (See "Litigation" for a discussion of Mr. Davis' termination).


  In December 2000, we terminated the employment of Christopher L. Wiebelt, formerly Vice President of Finance and Chief Financial Officer, based on violations of his employment agreement. (See "Litigation" for a discussion of Mr. Wiebelt's termination).


Voting Agreement


  On January 29, 1999, David W. Loflin, Waddell D. Loflin, Julius W. Basham, David W. Brown and Wm. Kim Stimpson entered into a voting agreement, whereby all of these persons are required to vote all shares owned by them for David M. Loflin and Waddell D. Loflin in all elections of directors of USURF America. Currently, approximately 4,100,000 shares are subject to this voting agreement. This amount of stock represents approximately 21% of our currently outstanding shares.


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


     - USURF America delivered a total of 340,000 shares of common stock, as follows: 215,000 shares to Basham; 34,000 shares to Stimpson; and 91,000 shares to Brown; these shares were valued at $2.6875 per share, $913,750, in the aggregate;


     -  Basham resigned as chief operating officer of USURF America;


     - USURF America paid, as reimbursement for attorneys fees incurred by Basham, Stimpson and Brown, the total sum of $43,325 to the law firm of Givens Pursley, Boise, Idaho;


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


H + N Partners


  During 1998, we issued a total of 187,000 shares of our common stock to H + N Partners, a fictitious name division of B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm in which James Kaufman, our Vice President Corporate Development, was a partner. Mr. Kaufman received a portion of the shares issued to H + N Partners. 37,000 of the shares were valued at $2.00 per share and 150,000 of the shares were valued at $2.50 per share. All of the shares issued to H+N Partners were the subject of effective registration statements filed with the SEC. Mr. Kaufman was not an officer at the time of the stock issuances to H + N Partners.


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


Fusion Capital Consulting Agreement


  On January 12, 2001, we entered into a one-year consulting agreement with Fusion Capital, pursuant to which Fusion Capital agreed to provide certain operational and strategic consulting services. Fusion Capital will receive 10,000 shares of our common stock during each month of this agreement and reimbursement for certain expenses.


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


                                                        Current
                                                        Percentage of
              Appraised Value  Shares of Common Outstanding Historical Cost
Transaction      of Assets Acquired           Stock Issued      Shares
     of Assets
                                               Current
                                               Percentage
                 Appraised         Shares      of Out-     Historical
                  of Value        of Common    standing       Cost
Transaction   Assets Acquired   Stock Issued   Shares      of Assets


Subscription  $1,826,873          1,578,512      8.08%     Unknown(1)
 Agreement
 with David
 M. Loflin


Subscription     120,652            104,249    less than   Unknown(1)
 Agreement                                        1%
 with Waddell
 D. Loflin


First            263,106            227,336      1.16%     $ 17,337
 Reorgan-
 ization


Second         2,233,555          1,929,903      9.88%     $179,611
 Reorgani-
 zation


      Total   $4,444,186          3,840,000     19.66%     $196,948
------------
(1) These historical costs could not be determined by our original independent auditor, due to the lack of reliable cost records associated with the underlying assets. Consequently, no value was assigned to these assets, for financial statement purposes.


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


Item 13.  Exhibits and Reports on Form 8-K


  (a)(1) Financial Statements


  Index to Financial Statements of USURF America


     Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and  1998
     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and  1998
     Notes to Consolidated Financial Statements


  (a)(2) Exhibits


     None.


  (b) Reports on Form 8-K


  During the three months ended December 31, 2000, we filed a Current Report on Form 8-K, date of event: October 9, 2000, wherein we reported the execution of a common stock purchase agreement with Fusion Capital Fund II, LLC. This Current Report on Form 8-K is incorporated herein by this reference.


  Subsequent to December 31, 2000, we have filed two Current Reports on Form 8-K:


     - Date of event: March 9, 2001, wherein we reported the resignation of one of our directors. This Current Report on Form 8-K is incorporated herein by this reference.


     - Date of event: April 4, 2001, wherein we reported information pursuant to Regulation FD.



                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       USURF AMERICA, INC.



                       By: /s/ David M. Loflin
                            David M. Loflin
                            President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ David M. Loflin                             April 16, 2001
David M. Loflin
President (Principal Executive
Officer), Acting Principal
Financial Officer and Director



/s/ Waddell D. Loflin                           April 16, 2001
Waddell D. Loflin
Vice President, Secretary
and Director



___________________________                     April   , 2001
James Kaufman
Vice President Corporate
Development



___________________________                     April   , 2001
Robert A. Hart IV
Vice President Technology



/s/ Ross S. Bravata                             April 16, 2001
Ross S. Bravata
Director



/s/ Michael Cohn                                April 16, 2001
Michael Cohn
Director


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



         INDEX TO FINANCIAL STATEMENTS OF USURF AMERICA, INC.


Consolidated Balance Sheets as of December 31, 2000 (unaudited) and 1999 Consolidated Statements of Operations for the Years Ended December 31,
  2000 (unaudited), 1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 2000 (unaudited), 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31,
  2000 (unaudited), 1999 and 1998
Notes to Consolidated Financial Statements



                      USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


ASSETS


                                       2000            1999
CURRENT ASSETS                      (unaudited)     (audited)
  Cash and cash equivalents        $     1,088     $   75,313
  Accounts receivable-net                    -         59,098
  Inventory                            246,721         21,207
  Prepaid expenses and
   other current assets                      -          5,500
                                       247,809        161,118
PROPERTY AND EQUIPMENT
  Cost                                  92,557      1,501,233
  Less: accumulated depreciation       (46,279)      (421,786)


                                        46,278      1,079,447


INVESTMENTS                             68,029         68,029


OTHER ASSETS
  Acquired customer base-net                 -     11,764,650
  Goodwill-net                               -      5,681,992
  Other intangibles-net                      -        782,580
  Other assets                          25,000          7,353
                                        25,000     18,236,575


     TOTAL ASSETS                  $   387,116    $19,545,169



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Disbursements in Excess of
   Cash Balances                   $    42,469
  Notes payable-current portion              -    $     5,910
  Accounts payable                   1,472,030        363,665
  Accrued payroll                      158,262        118,157
  Other current liabilities             41,824       216,650
  Property dividends payable            43,750         43,750
  Accrued interest to stockholder            -         29,741
  Notes payable to stockholder           6,638        356,239
  Deferred revenue                           -         87,538
                                     1,764,973     1,221,650


LONG-TERM LIABILITIES
  Deferred income taxes                      -      3,883,210
                                     1,764,973      5,104,860


STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value
   Authorized: 100,000,000 shares
   Issued and outstanding:
    16,688,808 in 2000; 12,786,116
    in 1999                             1,669           1,279
  Additional paid-in capital       33,261,803      28,918,638
  Accumulated deficit             (33,655,426)    (12,616,830)
  Subscriptions receivable            953,514            (860)
  Deferred consulting              (1,939,417)     (1,861,918)
                                   (1,377,857)     14,440,309


     TOTAL LIABILTIES AND
      STOCKHOLDERS' EQUITY        $   387,116     $19,545,169



The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                 2000          1999         1998
REVENUES                     (unaudited)    (audited)    (audited)
  Internet access revenues   $1,781,082     $2,268,511   $    5,440
  Equipment sales                91,547        278,714            -
  Internet access costs
   and cost of goods sold    (2,145,955)   (1,152,721)           -
    Gross profit (loss)        (273,326)    1,394,504        5,440



OPERATING EXPENSES
  Depreciation and
   amortization               7,628,910      7,653,924        4,394
  Professional fees           2,811,856      1,945,935      813,517
  Rent                          216,416        132,395       15,823
  Salaries and commissions    2,574,353      1,603,556      154,924
  Advertising                    24,583        125,034            -
  Other                         897,734        399,914       45,806
                             14,153,852     11,860,758    1,034,464



LOSS FROM OPERATIONS        (14,427,178)   (10,466,254)  (1,029,024)



OTHER INCOME (EXPENSE)
  Other income                   67,447         23,875            -
  Litigation settlement               -       (957,075)           -
  Impairment loss            (9,239,310)    (1,164,561)           -
  Interest expense              (21,418)       (19,309)      (8,602)
  Gain on rescission            961,436


                             (8,231,845)    (2,117,070)      (8,602)



LOSS BEFORE INCOME TAX      (22,659,023)   (12,583,324)  (1,037,626)



INCOME TAX BENEFIT            1,595,424      1,653,161            -



NET LOSS                   $(21,063,599) $(10,930,163) $(1,037,626)



Net loss per common share      (1.54)        $(0.96)       $(0.14)



Weighted average number
 of shares outstanding       13,679,385     11,419,641    7,361,275



The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (unaudited)
                                          Sub-
                                          scrip-
                              Accum-      tions     Deferred
           Common Paid-in     ulated      Receiv-   Con-
  Shares   Stock  Capital     Deficit     vable     sulting      Total
---------- ----- ---------- ------------ --------- ---------  -----------


Balance,
December
31, 1997


 6,424,000   642    998,466    (649,041)     (860)  (311,889)      37,318


Issuance of
common
stock for
future
services


 1,655,759   166  1,556,734           -         - (1,556,900)           -


Issuance of
common
stock for
cash


   400,000    40    332,760           -         -          -      332,800


Issuance of
common
stock for
investments


    17,500     2     43,748           -         -          -       43,750


Declared
dividends


         -     -    (57,519)          -         -          -      (57,519)


Amortization
of deferred
consulting


         -     -          -           -         -    765,865      765,865


Net loss


         -     -          -  (1,037,626)        -          -   (1,037,626)


Balance,
December
31, 1998


 8,497,259   850  2,874,189  (1,686,667)     (860)(1,102,924)      84,588


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


Issuance of
common
stock for
settlement


   340,000    34    913,716           -         -          -      913,750


Stock
warrants


         -     -    145,298           -         -          -      145,298


Amortization
of deferred
consulting


         -     -          -           -         -  1,457,006    1,457,006


Net loss


         -     -          - (10,930,163)        -          -  (10,930,163)


Balance,
December
31, 1999


12,786,116 1,279 28,918,638 (12,616,830)     (860)(1,861,918)  14,440,309


Issuance of
common
stock for
future
services


 2,262,166   226  2,500,047           -         - (2,500,273)           -


Issuance of
common
stock for
acqui-
sitions


   131,063    13    761,738           -         -          -      761,751


Issuance of
common
stock for
cash


   400,000    40     79,960           -   (10,000)         -       70,000


Issuance of
subscription
agreement


    65,000     7    324,993           -  (325,000)         -            -


Proceeds
on sub-
scription
receivable


         -     -          -           -   300,000          -      300,000


Issuance of
stock per
employment
agreement


   754,463    75    345,992           -         -          -      346,067


Expenses to
be paid by
issuance
of common
stock


   290,000    29    330,435           -         -          -      330,464


Conversion
of debt to
equity


         -     -          -           -   969,374          -      969,374


Amortization
of deferred
consulting


         -     -          -           -         -  2,422,774    2,422,774


Net loss


         -     -          - (21,038,596)        -          -  (21,038,596)



The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                2000             1999             1998
CASH FLOWS FROM              (unaudited)       (audited)       (audited)
OPERATING ACTIVITIES
  Net loss                 $(21,063,599)    $(10,930,163)     $(1,037,626)
  Adjustment to
   reconcile net loss
   to net cash used
   in operating
   activities
     Depreciation and
      amortization            7,628,910       7,653,924            4,394
     Consulting fees
      recognized              3,181,856       1,457,006          765,865
     Litigation settlement            -         913,750                -
     Impairment loss          9,804,764        1,164,561                -
     Legal fees                       -          126,500                -
     Compensation expense       816,582         319,301                -
     Deferred income taxes   (1,595,423)     (1,653,161)               -
     Loss on disposal                 -              280                -
  Changes in operating
   assets and liabilities
     Accounts receivable         59,098           35,537             (809)
     Inventory                   71,000           49,518                -
     Prepaid expenses and
      other current assets        5,500            7,980                -
     Accounts payable         1,157,334          (36,857)            1,787
     Accrued payroll             40,105          118,157           (39,310)
     Other current
      liabilities               (10,265)         215,929                -
     Other assets and
      liabilities                     -          (11,555)            (300)
     Deferred revenue           (87,538)          23,196                -
      Net cash used in
      operating activities      953,112         (546,097)        (305,999)



CASH FLOWS FROM
INVESTING ACTIVITIES
  Proceeds on disposal
   of fixed assets               40,050           15,090                -
  Cash acquired in
   acquisitions                       -          186,318          (24,666)
  Payment of organization
   costs                              -                -              569
  Capital expenditures                          (614,193)         (25,605)
      Net cash used in
      investing activities      (85,150)        (412,785)         (49,702)



CASH FLOWS FROM
FINANCING ACTIVITIES
  Payments on notes
   payable                       (5,910)         (65,369)               -
  Disbursements in excess of
   cash balances                 42,469                -                -
  Payments on notes
   payable-stockholder          (11,093)         (25,000)               -
  Payments on subscriptions
   receivable                         -          150,000                -
  Proceeds from note
   payable-stockholder          568,571          235,010           30,133
  Issuance of common
   stock for cash               370,000          395,000          332,800
  Warrants exercised                  -          337,322                -
      Net cash provided
      by financing
      activities                964,037        1,026,963          362,933



Net increase (decrease)
in cash and cash
equivalents                     (74,225)          68,081            7,232



Cash and cash equivalents,
Beginning of period              75,313            7,232                -



Cash and cash equivalents,
End of period                    $1,088       $   75,313        $   7,232



The accompanying notes are an integral part of these statements.

                  USURF AMERICA, INC. AND SUBSIDIARIES



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation


USURF America, Inc. (USURF), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. USURF currently provides wireless Internet access services to a small number of customers in Santa Fe, New Mexico. USURF's original purpose was to operate as a holding company in the wireless cable television and community (low power) television industries, as well as other segments of the communications industry. Until January 1999, the Company was in the development stage. In 1998 the Company changed its focus to concentrate its efforts in the wireless internet communications industry. The Company later ceased efforts to develop the wireless cable and low power television business areas and assigned all of its assets from the low power television activities to New Wave Media Corp. in exchange for a 15% ownership interest in New Wave Media Corp.



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


In August 1999, USURF acquired the www.usurf.com domain by issuing 150,000 shares of stock valued at approximately $863,000. This acquisition has been accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.


In November 1999, the Company acquired the customer base of Cyber Mountain, Inc., a Denver, Colorado-based ISP, for 25,000 shares of stock valued at approximately $75,000. This acquisition has been accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.


In December 1999, USURF acquired a portion of the ISP-related equipment and customer base of Cyber Highway of North Georgia, Inc., a Demorest, Georgia-based ISP, for 53,000 shares of stock valued at approximately $21,000. This acquisition has been accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.


In February 2000, the Company acquired the Spinning Wheel, Inc., an Idaho Springs, Idaho-based ISP, for 81,063 shares of common stock valued at approximately $260,000. This acquisition has been accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.


In February 2000, the Company acquired Internet Innovations, LLC, a Baton Rouge, Louisiana-based web design company, for 50,000 shares of common stock valued at approximately $200,000. This acquisition has been accounted for as a purchase business combination. Disclosure of what operations would have been as if the transaction had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.



Principles of Consolidation


The accompanying consolidated financial statements include all the accounts of USURF and all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation.



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



Property and Equipment


Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years. Included in property and equipment are wireless modems, which had not been placed in service at December 31, 2000, and are therefore, not being depreciated.



Revenue Recognition


Until September 2000, the Company maintained license agreements with affiliate ISP's to provide internet access to affiliates' customers. License fees were typically billed in the month the services were provided.
 The Company charges direct customers (residential and business subscribers) monthly access fees to the internet and recognizes the revenue in the month the access is provided. For certain subscribers billed in advance, the Company recognizes the revenue ratably over the period the billing covers. Revenue for other services provided, including set-up fees charged to customers and affiliates, and equipment sales are recognized as the service is performed or the equipment is delivered.



Costs of Access Revenues


Costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure. Costs of access expenses also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.



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



Goodwill and Other Intangible Assets


Goodwill and other intangible assets, primarily acquired customer bases, are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (generally 3 years). Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions which may indicate an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized, based on location specific economic factors.


Due to the demise of the business of the dial-up Internet access business of the CyberHighway subsidiary, associated goodwill and other intangibles were impaired at December 31, 2000, and were written down in the total amount of $18,229,229.



Advertising


The Company expenses advertising costs as incurred. During the year ended December 31, 2000, the Company incurred approximately $24,583, in advertising costs.



Investments


Investments include minority interests held in three non-public companies recorded at cost, which approximates fair value.



2.  NET 1, INC. ACQUISITION


On August 23, 1999, the Company acquired Net 1, Inc. (Net 1) in a business combination accounted for as a purchase. Net 1 was primarily engaged as an ISP in Alabama. In September, 1999 the Company tendered the shares of capital stock obtained in the acquisition of Net 1 for rescission of the transaction. However, legally the Company was still the owner of the outstanding shares of Net 1 at December 31, 1999, and is required by generally accepted accounting principles to record Net 1 as a wholly owned subsidiary from the date of acquisition.


It was discovered during arbitration proceedings that no activity occurred in the newly acquired subsidiary, Net 1, after the acquisition. The customer base was moved to an unrelated company by a former owner, and all activity was transacted in the unrelated company. Therefore, no revenues or expenses were incurred by Net 1 from the date of acquisition, August 23, 1999 through December 31, 1999.


The total cost of the acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at December 31, 1999 due to the change in the operating environment and was recorded in the accompanying financial statements as an impairment loss.


On October 12, 2000 the acquisition of Net 1 was rescinded. Included in the terms of the settlement agreement was the return of the 250,000 shares issued in the original transaction to the Company. The Company then issued 250,000 shares of stock in settlement of the arbitration. The agreement also called for one of the former owners to assume a $50,000 liability, that was recorded by USURF upon the acquisition. The total gain on the recission of the transaction was $961,436 and will be recognized in the December 31, 2000 financial statements.



3.  PROPERTY AND EQUIPMENT


Property and equipment and accumulated depreciation were as follows at December 31, 2000 and 1999:


                                 2000                  1999


Total property and equipment   $92,557             $1,501,233



Accumulated depreciation       (46,279)              (421,786)


Property and equipment, net    $46,278             $1,079,447



4.  INTANGIBLES


Classification of intangibles and accumulated amortization at December 31st were as follows:


                                2000                           1999


Acquired customer base      $        -                      $16,676,433
Goodwill                             -                        8,126,616
Other                                -                          940,186


                                     -                       25,743,235


Accumulated amortization             -                       (7,514,013)


                            $        -                      $18,229,222



5.  WIRELESS CABLE ASSETS


Property and equipment includes wireless cable station equipment, which is capable of operation but has not been put into use. The equipment is recorded at cost of approximately $188,000 and is not being depreciated.
In addition, the Company owns licenses in the wireless cable markets, which operate on the same frequencies and will be used in the wireless internet market.


The Company's ability to provide two-way interactive internet service on its current channel license agreements depends on Federal Communication Commission (FCC) approval of two-way communication on the related frequencies. Management cannot predict if and when the FCC will grant this approval; however, if such approval is not obtained, the carrying value may become impaired.



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


Application for renewal of licenses must be filed within a certain period prior to expiration.


If FCC approval of two-way communications on these frequencies is not obtained, the carrying value may become impaired.



7.  NOTE PAYABLE TO STOCKHOLDER


                                                 2000           1999


Note payable to stockholder,
interest accrues at 8%, due
on demand and unsecured.                        $6,638              $356,239



8.  LOAN CONVERSION - STOCKHOLDER


As of August 21, 2000, the Company owed its president, David M. Loflin, a total of $967,703 ($916,045 in principal, $51,658 in interest), the result of cash loans made to the Company by Mr. Loflin during the previous approximately two years. On August 21, 2000, the Company entered into a letter agreement with Mr. Loflin, whereby Mr. Loflin agreed to convert all sums owed to him into shares of our common stock.


Pursuant to the letter agreement, Mr. Loflin received one share of common stock for every $1.25 of debt converted, for a total of 774,162 shares. The $1.25 price was agreed upon as that price was the low sale price for the Company's common stock on Friday, August 18, 2000, as reported by the American Stock Exchange.


The Company's board of directors, in authorizing the transaction described above, found the transaction to be in the best interest of USURF America.



9.  SOURCES OF SUPPLIES


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



10.  COMMITMENTS


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



11.  STOCK FOR SERVICES


The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of shareholder's equity and will be amortized over the respective lives of the agreements.



12.  RELATED PARTIES


In March 1998, four directors of the Company were issued 20,000 shares each of Company common stock as a bonus for their services as directors. Compensation expense of approximately $45,000 was recorded based on the fair value of the common stock on the date of issue.


In December 2000, a total of 500,000 shares of common stock were issued to two officers as bonuses for their services as officers. Compensation expense of approximately $125,000 was recorded based on the fair value of the common stock on the date of issue.



13.  WARRANTS


Warrants outstanding at December 31, 2000 consists of the following:


60,000 issued in January 1999, pursuant to a private offering, with an exercise price of $7.00, exercisable for a period of three years from issuance, redeemable by the Company at any time the bid price of the Company's common stock has been at or above $8.50 per share for five consecutive trading days.


56,667 issued in May 1999, pursuant to an Investment Banking Agreement, with an exercise price of $1.25, exercisable for a period of four years from issuance.


56,667 issued in May 1999, pursuant to an Investment Banking Agreement, with an exercise price of $1.50, exercisable for a period of four years from issuance.


34,000 issued in May 1999, pursuant to a Selling Agreement, with an exercise price of $1.25, exercisable for a period of five years from issuance, of which 21,857 were exercised during 1999.


35,000 issued in June 1999, pursuant to a private offering, with an exercise price of $7.00, exercisable for a period of two years from issuance, redeemable by the Company at any time the bid price of the Company's common stock has been at or above $10.00 per share for five consecutive trading days.


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


60,000 issued in April 2000, pursuant to a private offering, with an exercise price of $7.50, exercisable for a period of two years from issuance.


35,000 issued in November 2000, pursuant to a Consulting Agreement, with an exercise price of $1.00, exercisable for a period of three years from issuance.


380,000 issued in December 2000, as a finder's fee, an exercise price of $.20, exercisable for a period of three years from issuance.



14.  SETTLEMENT AGREEMENT


In November l999, the Company entered into a settlement agreement and mutual release, which settled certain legal proceedings in which USURF and CyberHighway had been involved. The parties to the settlement agreement were: USURF, CyberHighway, the former operating officer and a former director, and two former owner-employees (collectively the plaintiffs) of CyberHighway.


Pursuant to this settlement agreement, certain legal proceedings were settled in full by issuance of 340,000 shares of USURF common stock to the plaintiffs. The 0Company paid a total sum of $43,325 for reimbursement of attorneys' fees paid by the plaintiffs.


The 340,000 shares issued were valued at $2.6875 per share, or $913,750, in the aggregate. The price per share assigned to the issued shares was the closing price of the common stock, as reported by the American Stock Exchange. The total charge against earnings in 1999 resulting from the settlement agreement was $957,075.



15.  CONTINGENCIES


  A.  Bankruptcy


        On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:
CyberHighway, Inc., Case No. 00-02454. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss requires the approval of CyberHighway's creditors. However, some of CyberHighway's creditors have objected to the dismissal of the proceeding. The basis of the creditors' objection is their belief that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway's most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. The objecting creditors desire that these claims be adjudicated in the bankruptcy court. The Company believes it is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway.


      This involuntary bankruptcy filing has caused the demise of CyberHighway's dial-up Internet access business. CyberHighway has lost nearly all of its customers. Due to this loss of customer base, the Company's intangible assets relating to those customers are worthless. The write-off of the intangible assets reflected on the Company's December 31, 2000, balance sheet was $18,229,229. Due to this change in operating environment, the Company's revenues have decreased substantially as well as a decrease in expenses associated with the elimination of personnel previously required to operate the Company's network operations center, and accordingly goodwill has been impaired. The write-down of goodwill reflected on the Company's December 31, 2000, balance sheet was $3,800,000.


  B.  Potential Rescission Claims


        From January 24, 2000, to December 31, 2000, a total of 5,032,085 shares of the common stock of the Company may have been issued in violation of
Section 5 of the Securities Act of 1933, as amended. The aggregate value assigned to these shares upon their issuance totalled $5,521,502. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions.


        The Company believes that it is unlikely that any of these potential rescission claims will be asserted against the Company.


16.  Going Concern


It is expected that the Company's independent auditor will express a going concern opinion in its report on the Company financial statements for the year ended December 31, 2000.



17.  Pending Financing Transaction


In October 9, 2000, the Company signed a common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock and 645,000 common stock purchase warrants for up to $10,000,000. The purchase price of the shares under this agreement will vary, based on future market prices of the Company's common stock. The agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default the buyer is no longer obligated to purchase any additional shares of stock. The agreement will terminate on April 30, 2001, if all of the circumstances necessary to effect the transaction have not occurred by that date, including completion of a registration statement with respect thereto.



18.  SIGNIFICANT BUSINESS COMBINATION


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


The following shows the unaudited proforma condensed balance sheets of the Company and CyberHighway as if the acquisition occurred on December 31, 1998:


                         Historical
                                  Cyber-     Proforma       Proforma
                      USURF       Highway   Adjustments   Consolidated


Current assets     $  8,265       $306,018  $      -      $    314,283
Property and
 equipment, net     247,267        408,558   (72,692)          583,133
Other assets         43,920         13,480         -            57,400
Intangibles          34,207              -   20,827,477      20,861,684
Total assets       $333,659       $728,056  $20,754,785     $21,816,500


                         Historical
                                  Cyber-     Proforma       Proforma
                      USURF       Highway   Adjustments   Consolidated


Current liabilities $249,071   $  282,892   $      -       $  531,963
Deferred tax
 liability                 -            -    5,260,690        5,260,690
Stockholders'
 equity               84,588      445,164    15,494,095       16,023,847


Total liabilities
 and stockholders'
 equity             $333,659    $728,056    $20,754,785      $21,816,500


The following unaudited proforma condensed statements of operations assumes the CyberHighway acquisition occurred on January 1, 1998. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.


                         Historical
                                  Cyber-     Proforma       Proforma
                      USURF       Highway   Adjustments   Consolidated


Revenues            $  5,440    $2,449,156  $       -       $2,454,596
Expenses
  Internet access
   cost                    -       510,036          -          510,036
  Equipment cost           -       326,488          -          326,488
  Depreciation and
   amortization        4,394       138,674  6,918,262        7,061,330
  General and
   administrative  1,030,070     1,292,526          -        2,322,596
  Selling                  -       110,397          -          110,397
Total operating
 expense            1,034,464     2,378,121 6,918,262       10,330,847


Operating income
 (loss)            (1,029,024)      71,035 (6,918,262)      (7,876,251)


Other income
 (expense)             (8,602)       6,960          -           (1,642)


Income (loss)
 before taxes      (1,037,626)      77,995 (6,918,262)      (7,877,893)


Income tax
 benefit                    -            - (1,753,563)      (1,753,563)


Net income
 (loss)          ($1,037,626)      $77,995($5,164,699)     ($6,124,330)


Net income
 (loss) per
 share              ($0.14)        $31.51                     ($0.65)


Weighted average
 number of
 shares
 outstanding       7,361,275       2,475                      9,361,275



19.  SUBSEQUENT EVENTS


In January 2000, the Company issued 800,000 shares of its common stock as a commitment fee under the common stock purchase agreement to the unrelated company, as well as 200,000 shares as a finder's fee to the Company's investment banker.


In February 2001, the Company sold, pursuant to a Securities Purchase Agreement, 840,000 shares of common stock and 840,000 warrants with an exercise price of $.15, exercisable for a period of three years from issuance. These securities were sold for $126,000 in cash, with no portion of the purchase price having been allocated to the warrants.


In February 2001, the Company issued, as a finder's fee, 84,000 shares of common stock and 336,000 warrants with an exercise price of $.15 per share, exercisable for a period of three years from issuance.


In March 2001, the Company sold, pursuant to a Securities Purchase Agreement, 500,000 shares of common stock and 500,000 warrants with an exercise price of $.25, exercisable for a period of three years from issuance. These securities were sold for $125,000 in cash, with no portion of the purchase price having been allocated to the warrants.


In March 2001, the Company issued, as a finder's fee, 50,000 shares of common stock and 200,000 warrants with an exercise price of $.25 per share, exercisable for a period of three years from issuance.



 .