Form 10KSB/A
period 2000-12-31
USURF AMERICA INC
filed 2001-04-19
CIK 1035398

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


        In its opinion on our financial statements for the year ended
December 31, 2000, our independent auditor, Postlethwaite & Netterville, expressed substantial doubt about our ability to continue as a going concern. This means that, given our current lack of capital, our independent auditor has substantial doubt that we will be in business one year from the date of its opinion on our financial statements. Please review the Independent
Auditor's Report and Note 18 to the consolidated financial statements appearing elsewhere in this Annual Report.


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


        Since January 2000, a total of 5,302,085 shares of our common stock may have been issued in violation of Section 5 of the Securities Act. The aggregate value assigned to these shares upon their issuance totalled $5,719,502. 5,172,085 of these shares, with an assigned value of $5,069,502, were issued in payment of services or as bonuses to employees and 130,000 of these shares were issued for cash or underlie currently exercisable warrants, which were sold or will be sold for at total of $650,00 in cash. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions. We do not possess capital with which to pay any such claims, if asserted.


We had an accumulated deficit of $34,502,160 as of December 31, 2000, and we expect to continue to incur losses for the foreseeable future.


        We have had substantial losses since our inception and our operating losses may continue in the future.


        We have incurred annual operating losses since our inception. As a result, at December 31, 2000, we had an accumulated deficit of $34,502,160. Our gross revenues for the years ended December 31, 2000, 1999 and 1998, were $1,781,082, $2,547,225, and $5,440, respectively, with losses from operations of $15,248,909, $10,446,254 and $1,029,024, respectively.  Our net losses for the years ended December 31, 2000, 1999 and 1998, were $21,855,330, $10,930,163 and $1,037,626, respectively. We cannot assure you that we will experience revenue growth, or that we will be profitable in the future.


        As we pursue full-scale sales and installation of our Quick-Cell wireless Internet products, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a negative impact on our financial condition. Also, the market price for our stock could fall.


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


Item 3.  Legal Proceedings


Net 1 Acquisition Transaction


In September 1999, we tendered the acquired shares of capital stock of Net 1, Inc. for rescission. We had intended to commence arbitration to pursue our rescission claim. However, one of the former owners of Net 1, Knud Nielsen, III, instituted arbitration, through the American Arbitration Association, and sought to enforce certain registration rights associated with a portion of the shares of our common stock received by him in the acquisition transaction. We presented the rescission claim as a counterclaim in the arbitration proceeding. In October 2000, this litigation was settled, with the acquisition being rescinded in its entirety. We issued 250,000 shares of our common stock to the former owners of Net 1 in settlement of certain claims. These shares were valued at $961,436.


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


Our board of directors has declared property dividends comprised of common stock of three private companies acquired by us. These dividends of stock are: 1,500,000 shares of New Wave Media Corp., in exchange for all of our community-television-related assets; 400,000 shares of Argo Petroleum Corporation, in exchange for 10,000 shares of our common stock; and 800,000 shares of Woodcomm International, Inc., in exchange for 7,500 shares of our common stock. The aggregate value of these dividends is $43,750.


None of the three dividend distributions will occur unless and until a registration statement relating to each distribution transaction has been declared effective by the SEC.


Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Background


We were organized to operate in the wireless cable and community (low power) television industries. Due to existing market conditions, we have abandoned our wireless cable business. Because our Quick-Cell wireless Internet access system can be adapted for use on the wireless cable frequencies, we believe our frequencies possess future value. However, these frequencies will not be of value to us, unless and until the FCC approves two-way communications on them. We cannot predict if this approval will be granted. If FCC approval is not granted during 2001, our wireless-cable-related assets will become impaired and their $23,197 book value written off.


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


Since 1998, we have acquired seven dial-up Internet service providers, including CyberHighway, the business of www.e-tail.com and a web design firm, none of which was an affiliated company nor were any acquired from an affiliate. All but one of these acquisitions were made for shares of our stock. All of these acquisitions were accounted for as a purchase, which means that we did not include past operations of the acquired businesses in our historical statements of operations. Also in connection with these acquisitions, we recorded large amounts of amortizable customer base and goodwill values, as a result of the acquisitions' valuations exceeding the values of the acquired customer bases and assets. At December 31, 2000, all of these values were written off, due to the demise of CyberHighway's business. Please see the discussion under "CyberHighway Bankruptcy" below.


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


In October 2000, we entered into the Fusion Capital agreement, pursuant to which Fusion Capital may purchase up to $10 million of our common stock. Please see the discussion under the heading "Management's Plans Relating to Future Liquidity", for a more thorough explanation of this agreement. Should we obtain this funding, we would be able to begin to pursue our wireless Internet business plan. We have commenced marketing of our Quick-Cell service through a reseller. We will need more capital thereafter, as we continue to expand our wireless Internet business. We may never possess enough capital to permit us to earn a profit.


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


The January 1999 acquisition of CyberHighway fundamentally altered our company. Our annual revenues went from nearly zero to about $2.5 million. Beginning in the last half of 1999, operating losses at CyberHighway, primarily personnel costs and leased telephone-line charges, steadily increased, while revenues began to decrease slightly each quarter. This trend continued throughout 2000, until September 2000.


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


This sudden and permanent demise of CyberHighway's customer base has rendered our intangible assets relating to those customers to become worthless. The write-off of these intangible assets totalled $4,814,272, net of deferred taxes, as reflected in our December 31, 2000, financial statements. Due to this change in operating environment, monthly revenues have decreased substantially, and, accordingly, goodwill has been impaired.
 The write-down of goodwill totalled $4,425,037, as reflected in our December 31, 2000, financial statements. Please see the discussion below under the heading "Liquidity and Capital Resources" for more information on this topic.


Shareholder Loans - Conversion to Equity


In August 2000, our president, David M. Loflin, converted all loan amounts owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Since August 2000, Mr. Loflin has made small loans to us to ease periods of restricted cash flow. At December 31, 2000, we owed Mr. Loflin $6,638.


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


In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time, and received approximately 200 additional indications of interest via e-mail and telephone from other telecommunications companies and others, 25% of which our management considered to be of a serious nature. Due to a lack of capital, however, this marketing effort was suspended before we investigated the nature of the other inquiring companies. No paying customers use these systems, due to circumstances involving these companies that are beyond our control. During 2001, we do not expect to derive significant revenues from customer modem sales to these Quick-Cell purchasers.


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


        - Charges for installation services on behalf of every customer acquired by WebConnect; and


        - Monthly per-Quick-Cell-customer royalties while we anticipate that this monthly per-customer royalty will average approximately $12.00, we cannot assure you that the monthly per-customer will be that high; in any event, given the number of customers that can use a single Quick-Cell cell site, approximately 2,000, the lowest monthly per-customer royalty to be paid by WebConnect will be about $9.00.


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


Year Ended December 31, 2000, versus Year Ended December 31, 1999. During 1999 and 2000, all of our revenues were generated by CyberHighway's dial-up Internet access operations. We derived our revenues from monthly customer payments for dial-up Internet access, which averaged approximately $18.00 per customer. Also, until September 2000, we derived revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which averaged approximately $1.75 per customer.


Due to the recent demise of CyberHighway, our revenues for most of 2001 can be expected to be significantly below our revenue levels of 1999 and 2000. However, we can make no prediction of our actual revenues.


Our operating results for 2000 and 1999 are summarized in the following table:


                                        2000             1999


     Revenues                       $ 1,781,082       $ 2,547,225
     Internet Access Costs and
       Cost of Goods Sold             2,145,955         1,152,721
     Gross Profit (Loss)               (273,326)        1,394,504
     Operating Expenses              14,975,583        11,860,758
     Other Expense                    9,193,281         2,117,070
     Loss from Operations            15,248,909        10,466,254
     Net Loss                        21,855,330        10,930,163


Our 2000 statement of operations reflect the following significant charges against our earnings:


        - each of the following amounts relates to the demise of the business of CyberHighway:


                - $4,814,272 amount of intangible assets written off attributable to acquired customers bases, net of deferred taxes; and


                - $4,425,037 amount of intangible assets written off attributable to goodwill.


        - $875,000 750,000 shares of our common stock were issued to three vice presidents, 250,000 shares as an employment agreement signing bonus valued at $3.00 per share and 500,000 shares as employment bonuses valued at $125,000 this expense is included in the "Salary and Commissions" statement of operations line item.


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


Due to our severe lack of capital during 1999 and 2000, during both years, we issued a large number of shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the "Professional Fees" line item. Issuing stock was the only means by which we could obtain the consultants' services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:


        - in 2000, we issued 2,262,166 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at $3,110,000, in the aggregate. This amount is being expensed in equal monthly amounts over periods ranging from four months to one year. Nearly all of this total amount was expensed during 2000.


        - in 1999, we issued 566,000 shares of common stock under consulting agreements; these shares were valued for financial accounting purposes at $2,216,000, in the aggregate. $2,000,000 of this amount is being expensed in equal monthly amounts over five years, while the remaining $216,000 of this amount was expensed in equal monthly amounts over periods ranging from three to six months.


Our net loss for 2000 is attributable to several large non-standard items


        - the depreciation and amortization of acquired customer bases, goodwill and other intangibles of $7,618,755;


        - $2,811,856 in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements;


        - $4,168,610 in salary and commissions was expensed, $875,000 of which is the result of stock bonuses to three officers; and


        - $9,239,310 in impairment loss relating to the demise of CyberHighway's business and the associated write off of all related intangible assets.


For 1999, our net loss is attributable in large measure to the following expense items:


        - $7,653,924 in depreciation and amortization of acquired customer bases, goodwill and other intangibles;


        - $1,945,935 in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements; and


        -       $1,603,556 in salary and commissions.


Our acquisition and subsequent rescission of the acquisition of Net 1, Inc. affected our 1999 and 2000 statements of operations in different ways, as follows:


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


        - The total cost of the acquisition was $1,164,561, which exceeded fair value of the net assets of Net 1 by $1,164,561. The excess was deemed to be impaired at December 31, 1999, due to the change in the operating environment and was recorded as an impairment loss in our statement of operations for 1999 under the "Other Income/Expense" heading.


        - On October 12, 2000, the acquisition of Net 1 was rescinded. Included in the terms of the settlement agreement was the return to us of the 250,000 shares issued by us in the original transaction. We then issued 250,000 shares of our stock in settlement of the arbitration. The settlement agreement also called for one of the former owners of Net 1 to assume a $50,000 liability, that was recorded by us upon the acquisition.
The total gain on the recission of the Net 1 transaction, $961,436, has been recorded in our statement of operations for 2000 under the "Gain on Rescission" heading.


For 1999 and 2000, our statements of operations reflect an income tax benefit of $1,595,424 and $1,653,161, respectively, resulting from the difference in the bases of the acquired customer bases for book versus tax purposes. Due to the demise of the business of CyberHighway, our statement of operations for 2001 will not contain a similar tax benefit.


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


Liquidity and Capital Resources


General. Since our inception, we have had a significant working capital deficit. Prior to our January 1999 acquisition of CyberHighway, we had no material revenues and we operated from a severely illiquid position. Following the CyberHighway acquisition and until the recent demise of CyberHighway's business, we generated significant monthly revenues, yet continued to have a working capital deficit. Currently, we are substantially illiquid, although we do possess approximately $200,000 in cash, the result of recent non-public stock sales to private investors. Without additional capital, it is possible that we would be forced to cease operations.


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


        - Direct T1 telephone line connection to the Internet projected average cost: $1,200 per month; and


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


Proceeds from the Fusion Capital Agreement. We may receive up to $10 million under the Fusion Capital agreement. Assuming we receive this amount of funds, we anticipate that we will apply these funds as follows:


            Purchase of Quick-Cell Equipment        $ 6,000,000
            Construction of Quick-Cell Systems        1,300,000
            Marketing                                 1,000,000
            General and Administrative Expenses         200,000
            Finder's Fee                                800,000
            Working Capital                             700,000
                                                     ----------


                          Total                     $10,000,000


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


December 31, 2000. At December 31, 2000, our working capital deficit was $1,517,164, which is greater than our deficit at December 31, 1999, of $1,060,532. Our deficit would have been significantly larger, if not for our president's converting $967,000 of our indebtedness to him (including interest) into shares of our stock. This conversion of debt into stock was more than offset by an increase in accounts payable, accrued salary and other current liabilities.


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


Many balance sheet line items changed significantly from 1999 to 2000. These changes are summarized below:


        - Accounts Payable our accounts payable increased to $1,472,030 in 2000, from $363,665 in 1999. This increase is due to our lack of capital throughout 2000, compounded by our decision to suspend payment of most of our accounts, beginning in April 2000. While no creditor has taken any adverse action against USURF America as a result of this policy, this policy did negatively impact CyberHighway.


        - Other Current Liabilities our other current liabilities decreased from 1999 to 2000, from $216,650 to $41,824. This change resulted from the rescission of the Net 1 acquisition transaction, as Net 1's liabilities were removed.


        - Accrued Interest to Stockholder at December 31, 2000, we owed our president only $6,638, because of his converting approximately $967,000 that we owed him into shares of our stock in August 2000.


        - Deferred Revenue we had no deferred revenue for 2000, due to the sudden demise of CyberHighway during the last quarter of 2000.


        - Long-term Liabilities at December 31, 2000, we had no long-term liabilities. Our 1999 long-term liabilities consisted primarily of deferred taxes relating to our acquired customer bases. However, deferred taxes are no longer applicable, since our intangible assets have been written off.


        - Subscriptions Receivable this amount of $933,514 arises from our president's converting his loans into shares of our stock. This entry appears due to the fact that the shares issued in that transaction were not actually issued until after December 31, 2000, due to an administrative oversight.


        - Stockholders' Equity (Deficit) at December 31, 2000, we had a stockholders' deficit of $1,377,857, the result of the write off of all of our intangible assets. This is compared to our stockholders' equity of $14,440,309 at December 31, 1999.


Without obtaining at least $1,000,000 in new capital, we will continue to have a significant working capital deficit and will not be able to operate from a position of liquidity. This will impair our ability to pursue our Quick-Cell business plan and, thus, our ability to ever earn a profit.


Our accrued payroll at December 31, 2000, as well as at December 31, 1999, is primarily attributable to accrued salary of our president and two of our vice presidents.


In August 2000, our president, David M. Loflin, converted the entire amount owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 owed him
- $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000, the last trading day prior to the conversion. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned by Mr. Loflin were used primarily for operating expenses, including expenses of CyberHighway, corporate overhead and the construction of our Quick-Cell system in Santa Fe, New Mexico. Subsequent to the conversion transaction, Mr. Loflin has loaned us small sums. At December 31, 2000, we owed Mr. Loflin $6,638. All sums owed to Mr. Loflin are payable on demand, with
interest accruing at 8% per annum.   We cannot assure you that Mr. Loflin
will continue to loan us money when we need it.


During 2000, we obtained funds from private sales of our securities on two occasions:


        - In March and April 2000, we sold a total of 65,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $7.50 per share. The warrants are exercisable for a period of two years. Each unit was sold for $5.00 in cash, for total proceeds of $325,000. These proceeds were used to pay approximately $275,000 in operating expenses, including operating expenses of CyberHighway, and to purchase about $50,000 of equipment.


        - In December 2000, we sold 400,000 shares of our common stock to a private investor for $80,000 in cash. The proceeds from this sale of stock were used to pay accounting expenses and for working capital. In connection with this sale of stock, we issued to a finder 40,000 shares of our common stock and a warrant to purchase 380,000 shares of our common stock at an exercise price of $.20 per share. These warrants are exercisable for a period of three years. The 40,000 shares issued to the finder were valued at $.20 per share, a total value of $8,000. No value was placed on the warrants issued.


Subsequent to 2000, we sold securities on two occasions:


        - In February 2001, we sold 840,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $.15 per share, to a private investor for $126,000 in cash. The warrants are exercisable for a period of three years. The proceeds from this sale of securities will be applied to the payment of approximately
$50,000 in professional fees and the balance will be used for working capital. In connection with this sale of securities, we issued to a finder 84,000 shares of our common stock and a warrant to purchase 336,000 shares of our common stock at an exercise price of $.15 per share. These warrants are exercisable for a period of three years. The 84,000 shares issued to the finder were valued at $.15 per share, a total value of $12,600. No value was placed on the warrants issued.


        - In March 2001, we sold 500,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $.25 per share, to a private investor for $125,000 in cash. The warrants are exercisable for a period of three years. Approximately 60% of the proceeds from this sale of securities will be applied to the construction of a Quick-Cell system and the balance will be used for working capital. In connection with this sale of securities, we issued to a finder 50,000 shares of our common stock and a warrant to purchase
200,000 shares of our common stock at an exercise price of $.25 per share.
These warrants are exercisable for a period of three years. The 50,000 shares issued to the finder were valued at $.25 per share, a total value of $12,500. No value was placed on the warrants issued.


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


Cash Flows from Operating Activities. During the year ended December 31, 2000, our operations used $953,112 in cash compared to cash used of $546,097 during 1999. In both years, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly our Internet access costs and salary and commissions. The recent demise of the business of CyberHighway has served to reduce substantially our ongoing operating expenses; however, its demise also reduced our revenues to insubstantial amounts. The effects of the demise of CyberHighway will not be readily apparent from our financial statements until the first quarter of 2001.


For the year ended December 31, 2000, our operations would have used approximately $750,000 more in cash, had we not determined to defer payment of nearly all of our accounts payable for most of the year, due to our lack of working capital.


Cash Flows from Investing Activities. During the year ended December 31, 2000, our investing activities used cash of $85,150 compared to $412,785 in 1999. During 2000, in our investing activities, purchases of equipment used cash, though to a lesser extent than during 1999; in 1999, our equipment purchases of $614,193 were offset, to some degree, by cash acquired in acquisitions of $180,817. Because we lack working capital, we cannot predict our cash flows from investing activities for 2001.


Cash Flows from Financing Activities. For 2000, our financing activities provided $964,037 in cash. Of this amount, $568,571 is attributable to loans from our president and $370,000 is attributable to sales of securities. For 1999, our financing activities provided $1,026,963 in cash, $235,010 of which is attributable to loans from our president and $545,000 of which is attributable to private sales of our securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities. However, we expect that financing activities will provide significant sums of cash, as a result of sales of our common stock expected under the agreement with Fusion Capital.


Non-Cash Investing and Financing Activities. During the year ended December 31, 2000, we issued a total of 2,262,166 shares of common stock under consulting agreements; these shares have been valued at $3,110,000, in the aggregate. Also during 2000, we issued a total of 131,063 shares of common stock in acquisitions, which shares were valued at $761,739, in the aggregate.


In May 2000, we issued 250,000 shares of our common stock to a vice president as a signing bonus under his employment agreement, which were valued at $750,000, in the aggregate.


In July 2000, we we entered into an investment banking agreement with Gruntal & Co., L.L.C., under which we issued 250,000 shares of our common stock, valued at $375,000, in the aggregate.


In December 2000, we issued a total of 500,000 shares of our common stock as bonuses to two of our vice presidents, which were valued at $.25 per share, the last closing price of our common stock prior to the issuances, a total value of $125,000.


During 1999, non-cash investing and financing activities included the issuance of shares for the acquisition of several businesses. By far the largest of these transactions was the acquisition of CyberHighway. We issued 2,325,000 shares of our common stock in connection with this acquisition. These shares were valued at approximately $18,530,250. Each of the four other Internet service providers acquired by us were assimilated into the operations of CyberHighway. Now, with the involuntary bankruptcy of CyberHighway, none of these Internet service providers represents a portion of our continuing operations. Our historical balance sheets have reflected these acquisition values, less accumulated amortization. However, due to the recent demise of CyberHighway, the unamortized portion of this value was written-off on our December 31, 2000 balance sheet. We have suspended, for the foreseeable future, the development of the acquired business known as www.usurf.com, due to a lack of capital, the acquisition of which was valued at $863,000, and we have determined not to pursue the development of www.e-tail.com.


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


        - The selling price to Fusion Capital will be equal to the lesser of (1) $20.00 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price;


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


James Kaufman, Vice President Corporate Development, received a B.S.
degree in Journalism from the University of Colorado, Boulder, Colorado. From 1994 to 1995, Mr. Kaufman was a registered representative with D.E. Fry, a Denver, Colorado-based broker-dealer. From 1995 to 1996, Mr. Kaufman was a registered representative with A.G. Edwards, a St. Louis, Missouri-based broker-dealer. From 1997 to February 1999, Mr. Kaufman served as Director of Corporate Development for B. Edward Haun & Company, a Denver, Colorado-based investment banking and research firm.


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


Employment Contracts and Termination of Employment and Change-in-Control Agreements


Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.


Name of Officer     Position(s)    Term       Salary         Date
----------------    -----------    ----       ------         ----


David M. Loflin     President      7 years   $150,000(1)    6/1/99



Waddell D. Loflin   Vice President 7 years   $100,000(2)    6/1/99
                     and Secretary



Robert A. Hart, IV  Vice President 3 years   $90,000(3)     5/25/00
                     of Technology



James Kaufman       Vice President, 1 year   $120,000(4)    3/22/99
                     Corporate    (renewable)
                     Development
-----------
(1) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $54,166.
(2) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $20,834.
(3) Mr. Hart will begin to receive salary payments at such time as we obtain a significant capital investment. Mr. Hart received 250,000 shares of our stock as a signing bonus, which shares were valued at $750,000. The value of these shares was derived from the closing price for our stock on the date of execution of his employment agreement.
(4) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Kaufman deferred salary in the amount of $41,334, 80% of which is payable in shares of our stock. In 2000, we issued Mr. Kaufman a total of 34,536 shares of our stock valued at $154,667 in payment of the stock portion of his salary.


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


These assets were valued at $120,652, which was determined pursuant to the appraisal described above. Mr. Loflin's acquisition costs of these assets are unknown. Accordingly, our financial statements have never attributed any value to these assets.


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


Employment Agreements


Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.


Name of Officer     Position(s)    Term       Salary         Date
----------------    -----------    ----       ------         ----



David M. Loflin     President      7 years   $150,000(1)    6/1/99



Waddell D. Loflin   Vice President 7 years   $100,000(2)    6/1/99
                     and Secretary



Robert A. Hart, IV  Vice President 3 years   $90,000(3)     5/25/00
                     of Technology



James Kaufman       Vice President, 1 year   $120,000(4)    3/22/99
                     Corporate    (renewable)
                     Development
-----------
(1) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $54,166.
(2) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Loflin deferred salary in the amount of $20,834.
(3) Mr. Hart will begin to receive salary payments at such time as we obtain a significant capital investment. Mr. Hart received 250,000 shares of our stock as a signing bonus, which shares were valued at $750,000. The value of these shares was derived from the closing price for our stock on the date of execution of his employment agreement.
(4) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2000, we owed Mr. Kaufman deferred salary in the amount of $41,334, 80% of which is payable in shares of our stock. In 2000, we issued Mr. Kaufman a total of 34,536 shares of our stock valued at $154,667 in payment of the stock portion of his salary.


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


Fusion Capital Consulting Agreement


On January 12, 2001, we entered into a one-year consulting agreement with Fusion Capital, pursuant to which Fusion Capital agreed to provide certain operational and strategic consulting services. Fusion Capital will receive 10,000 shares of our common stock during each month of this agreement and reimbursement for necessary expenses.


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


                                               Current
                                               Percentage
                 Appraised         Shares      of Out-     Historical
                  of Value        of Common    standing       Cost
Transaction   Assets Acquired   Stock Issued   Shares      of Assets
-----------   ---------------   ------------   ----------  ----------


Subscription  $1,826,873          1,578,512      8.08%     Unknown(1)
 Agreement
 with David
 M. Loflin


Subscription     120,652            104,249    less than   Unknown(1)
 Agreement                                        1%
 with Waddell
 D. Loflin


First            263,106            227,336      1.16%     $ 17,337
 Reorgan-
 ization


Second         2,233,555          1,929,903      9.88%     $179,611
 Reorgani-
 zation


      Total   $4,444,186          3,840,000     19.66%     $196,948
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


Item 13.  Exhibits and Reports on Form 8-K


  (a)(1) Financial Statements


  Index to Financial Statements of USURF America


       Independent Auditor's Report
       Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended
         December 31, 2000 and 1999
       Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000 and 1999
       Notes to Consolidated Financial Statements


  (a)(2) Exhibits


     Exhibit No.       Description


        23.1           Consent of Postlethwaite & Netterville,
                       Independent Auditor


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




/s/ David M. Loflin                             April 18, 2001
David M. Loflin
President (Principal Executive
Officer), Acting Principal
Financial Officer and Director





/s/ Waddell D. Loflin                           April 18, 2001
Waddell D. Loflin
Vice President, Secretary
and Director





___________________________                     April   , 2001
James Kaufman
Vice President Corporate
Development





___________________________                     April   , 2001
Robert A. Hart IV
Vice President Technology





/s/ Ross S. Bravata                             April 18, 2001
Ross S. Bravata
Director





/s/ Michael Cohn                                April 18, 2001
Michael Cohn
Director



Supplemental Information to be Furnished With Reports Filed Pursuant to 15(d) of the Exchange Act by Non-reporting Issuers.


As of the date of this Annual Report on Form 10-KSB/A, no annual report or proxy material has been sent to security holders of USURF America. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB/A.

           INDEX TO FINANCIAL STATEMENTS OF USURF AMERICA, INC.


Independent Auditor's Report
Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
USURF America, Inc. and Subsidiaries
Baton Rouge, Louisiana


We have audited the accompanying consolidated balance sheets of USURF America, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. and Subsidiaries as of December 31,2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has significant operating losses. In addition, the Company has excess current liabilities over current assets of approximately $1.5 million. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ POSTLETHWAITE & NETTERVILLE

Baton Rouge, Louisiana
April 16, 2001

                      USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

ASSETS
                                       2000            1999
CURRENT ASSETS
  Cash and cash equivalents        $     1,088     $   75,313
  Accounts receivable-net                    -         59,098
  Inventory                            246,721        386,802
  Prepaid expenses and
   other current assets                      -          5,500
                                    ----------      ---------
                                       247,809        526,713
                                    ----------      ---------

PROPERTY AND EQUIPMENT
  Cost                                 138,954      1,135,638
  Less: accumulated depreciation       (69,476)      (421,786)
                                    ----------      ---------
                                        69,478        713,852
                                    ----------      ---------

INVESTMENTS                             68,029         68,029
                                    ----------      ---------

OTHER ASSETS
  Acquired customer base-net                 -     11,764,650
  Goodwill-net                               -      5,681,992
  Other intangibles-net                      -        782,580
  Other assets                          25,000          7,353
                                    ----------      ---------
                                        25,000     18,236,575

     TOTAL ASSETS                  $   410,316    $19,545,169
                                    ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Disbursements in Excess of
   Cash Balances                   $    42,469    $         0
  Notes payable-current portion              -          5,910
  Accounts payable                   1,472,030        363,665
  Accrued payroll                      158,262        118,157
  Other current liabilities             41,824        216,650
  Property dividends payable            43,750         43,750
  Accrued interest to stockholder            -         29,741
  Notes payable to stockholder           6,638        356,239
  Deferred revenue                           -         87,538
                                    ----------      ---------
                                     1,764,973      1,221,650

LONG-TERM LIABILITIES
  Deferred income taxes                      -      3,883,210
                                    ----------      ---------
                                     1,764,973      5,104,860

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value
   Authorized: 100,000,000 shares
   Issued and outstanding:
    16,688,808 in 2000; 12,786,116
    in 1999                             1,669           1,279
  Additional paid-in capital       34,183,962      28,918,638
  Accumulated deficit             (34,502,160)    (12,616,830)
  Subscriptions receivable            933,514            (860)
  Deferred consulting              (1,971,642)     (1,861,918)
                                    ---------       ---------
                                   (1,354,657)     14,440,309
                                    ----------      ---------
     TOTAL LIABILTIES AND
      STOCKHOLDERS' EQUITY        $   410,316     $19,545,169
                                    ==========      =========

The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


                                 2000          1999

REVENUES
  Internet access revenues   $1,781,082    $2,268,511
  Equipment sales                91,547       278,714
  Internet access costs
   and cost of goods sold    (2,145,955)   (1,152,721)
                              ---------     ---------
    Gross profit (loss)        (273,326)    1,394,504
                              ---------     ---------

OPERATING EXPENSES
  Depreciation and
   amortization               7,618,755     7,653,924
  Professional fees           4,168,610     1,945,935
  Rent                          216,416       132,395
  Salaries and commissions    2,060,528     1,603,556
  Advertising                    24,583       125,034
  Other                         886,691       399,914
                              ---------     ---------
                             14,153,852    11,860,758


LOSS FROM OPERATIONS        (15,248,909)  (10,466,254)

OTHER INCOME (EXPENSE)
  Other income                   67,447        23,875
  Litigation settlement               -      (957,075)
  Impairment loss            (9,239,310)   (1,164,561)
  Interest expense              (21,418)      (19,309)
                              ---------     ---------
                             (9,193,281)   (2,117,070)
                              ---------     ---------

GAIN ON RESCISSION              961,436             -
                              ---------     ---------

LOSS BEFORE INCOME TAX      (23,480,754)  (12,583,324)

INCOME TAX BENEFIT            1,595,424     1,653,161
                              ---------     ---------

NET LOSS                   $(21,855,330) $(10,930,163)
                             ==========    ==========

Net loss per common share      (1.60)        $(0.96)
                             ==========    ==========

Weighted average number
 of shares outstanding       13,679,385    11,419,641
                             ==========    ==========

The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                            BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Issuance of
common
stock for
future
services

 2,262,166   226  3,109,774           -         - (3,110,000)           -

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

Expenses
paid by
issuance
of common
stock

   290,000    29    214,871           -         -          -      214,900

Conversion
of debt to
equity

         -     -          -           -   969,374          -      969,374

Stock
warrants

         -     -          -           -         -          -            -

Amortization
of deferred
consulting

         -     -          -           -         -  3,000,276    3,000,276

Net loss

         -     -          - (21,855,330)        -         -  (21,855,330)


The accompanying notes are an integral part of these statements.

                     USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                2000             1999

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                 $(21,855,330)    $(10,930,163)
  Adjustment to
   reconcile net loss
   to net cash used
   in operating
   activities
     Depreciation and
      amortization            7,618,755       7,653,924
     Consulting fees
      paid with stock         3,000,276       1,457,006
     Litigation settlement      214,900         913,750
     Gain on rescission        (961,436)
     Impairment loss and
      write down of assets   10,577,878       1,164,561
     Legal fees paid
      with stock                281,498         126,500
     Compensation expense
      paid with stock           774,066         319,301
     Deferred income taxes   (1,595,423)     (1,653,161)
     Loss on disposal                 -              280
  Changes in operating
   assets and liabilities
     Accounts receivable         59,098           35,537
     Inventory                   71,000           49,518
     Prepaid expenses and
      other current assets        5,500            7,980
     Accounts payable         1,108,365          (36,857)
     Accrued payroll             40,105          118,157
     Other current
      liabilities              (174,826)         215,929
     Other assets and
      liabilities                     -          (11,555)
     Deferred revenue           (87,538)          23,196
                              ---------        ---------

      Net cash used in
      operating activities     (953,112)        (546,097)
                              ---------        ---------

CASH FLOWS FROM
INVESTING ACTIVITIES
  Proceeds on disposal
   of fixed assets             $ 40,050        $  15,090
  Cash acquired in
   acquisitions                       -          186,318
  Payment of organization
   costs                              -                -
  Capital expenditures         (125,000)        (614,193)
                              ---------        ---------

      Net cash used in
      investing activities      (85,150)        (412,785)
                              ---------        ---------

CASH FLOWS FROM
FINANCING ACTIVITIES
  Payments on notes
   payable                     $ (5,910)       $ (65,369)
  Disbursements in excess of
   cash balances                 42,469                -
  Payments on notes
   payable-stockholder          (11,093)         (25,000)
  Payments on subscriptions
   receivable                         -          150,000
  Proceeds from note
   payable-stockholder          568,571          235,010
  Issuance of common
   stock for cash               370,000          395,000
  Warrants exercised                  -          337,322
                              ---------        ---------

      Net cash provided
      by financing
      activities                964,037        1,026,963
                              ---------        ---------

Net increase (decrease)
in cash and cash
equivalents                     (74,225)          68,081


Cash and cash equivalents,
Beginning of period              75,313            7,232


Cash and cash equivalents,
End of period                    $1,088       $   75,313
                              =========        =========

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

In November 1999, the Company acquired the customer base of Cyber Mountain, Inc. a Denver, Colorado-based ISP, for 25,000 shares of stock valued at approximately $75,000.

In December 1999, USURF acquired a portion of the ISP-related equipment and customer base of Cyber Highway of North Georgia, Inc., a Demorest, Georgia-based ISP for 54,000 shares of stock valued at approximately $212,000.

In February 2000, the Company acquired Spinning Wheel, Inc., an Idaho Springs, Idaho-based ISP, for 81,063 shares of stock valued at approximately $325,000. This acquisition has been accounted for as a purchase business combination.

In February 2000, the Company acquired Internet Innovations, LLC, a Baton Rouge, Louisiana based web design company, for 50,000 shares of common stock valued at approximately $437,000. This acquisition has been accounted for as a purchase business combination.

None of the acquisitions described above, with the exception of Cyberhighway which was near the beginning of 1999, had significant operations at the time they were acquired by the Company. Therefore, proforma disclosure of what operations would have been as if the transactions had occurred at the beginning of the period are not shown due to the transactions being immaterial to the financial statements taken as a whole.

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

Inventory

Inventories are stated at the lower of cost or market, and represents modems purchased from suppliers.

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

Due to the demise of the business of the dial-up Internet access business of the CyberHighway subsidiary, associated goodwill and other intangibles were impaired at December 31, 2000, and were written-down in the amounts of $4,425,037 and $4,814,272 (net of deferred taxes of $2,531,497), respectively.

Advertising

The Company expenses advertising costs as incurred. During the years ended December 31, 2000 and 1999, the Company incurred approximately $25,000 and $125,000, in advertising costs, respectively.

Investments

Investments include minority interests held in three non-public companies recorded at cost, which approximates fair value.

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of shareholders' equity and will be amortized over the respective lives of the agreements.

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

On October 12, 2000 the acquisition of Net 1 was rescinded. Included in the terms of the settlement agreement was the return of the 250,000 shares issued in the original transaction to the Company. The Company then issued 250,000 shares of stock in settlement of the arbitration. The agreement also called for one of the former owners to assume a $50,000 liability, that was recorded by USURF upon the acquisition. The total gain on the recission of the transaction was approximately $960,000.

3.  PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2000 and 1999:

                                    2000                1999

     Wireless cable equipment     $         -        $   188,091
     Equipment                         92,557            906,047
     Furniture and fixtures                 -             37,487
     Office equipment                       -            338,531
     Leasehold improvements                 -             31,077
                                   ----------         ----------

                                       92,557          1,501,233

     Accumulated depreciation         (46,279)          (421,786)
                                   ----------         ----------

     Property and equipment, net      $46,278         $1,079,447

4.  INTANGIBLES

Classification of intangibles and accumulated amortization at December 31st were as follows:

                                    2000                1999

     Acquired customer base       $         -        $16,676,433
     Goodwill                               -          8,126,616
     Other                                  -            940,186
                                   ----------         ----------
                                            -         25,743,235
     Accumulated amortization      (        -)        (7,514,013)
                                   ----------         ----------

                                  $         -        $18,229,222

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
         Fallon, Nevada                      August 09, 2006

Application for renewal of licenses must be filed within a certain period prior to expiration.

7.  NOTE PAYABLE TO STOCKHOLDER

                                       2000             1999
     Note payable to stockholder,
     interest accrues at 8%,
     due on demand and unsecured.    $ 6,638          $356,239

8.  LOAN CONVERSION - STOCKHOLDER

As of August 21, 2000, the Company owed its president, David M. Loflin, a total of $967,703 ($916,045 in principal, $51,658 in interest), the result of cash loans made to the Company by Mr. Loflin during the previous approximately two years. On August 21, 2000, the Company entered into a letter of agreement with Mr. Loflin, whereby Mr. Loflin agreed to convert all sums owed to him into shares of Company common stock.

Pursuant to the letter agreement, Mr. Loflin received one share of common stock for every $1.25 of debt converted, for a total of 774,162 shares.
The $1.25 price was agreed upon as that price was the low price for the Company's common stock on Friday, August 18, 2000, as reported by the American Stock Exchange. The Company's board of directors, in authorizing the transaction described above, found the transaction to be in the best interest of USURF America. The issuance of shares was not complete until the first quarter of 2001, therefore, the substance of this transaction has been reflected as stock subscription in the accompanying financial statements.

9.  NOTE PAYABLE

The note payable of $5,910 at December 31, 1999, consists of a note payable to a bank with interest at 9.25%, due in monthly payments of $2,887, with final payment due February 25, 2000, secured by accounts receivable, inventory and equipment.

10.  INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31:

                     +OK 3 2367

     Deferred tax liabilities
       Amortization of intangibles   $        -        $3,883,210
                                      ---------         ---------

     Deferred tax assets
       Net operating loss
        carryforwards                 3,739,588         2,313,159
       Less - valuation
        allowance                    (3,739,588)       (2,313,159)
                                      ---------         ---------
                                              -                 -

     Net deferred tax
      liability                      $        -        $3,883,210

The net changes in the valuation allowance for the periods ended December 31, 1999 and 1998 were $1,739,692 and $352,793, respectively.

The deferred tax liability results from the acquisitions of Cyberhighway, Inc., Santa Fe Trail Internet Plus, Inc., and Premier Internet Services, Inc. in tax free reorganizations, in which there is no tax basis in the acquired customer base.

The Company has a net operating loss carry forward of approximately $11,000,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2014 if not utilized.

11.  SOURCES OF SUPPLIES

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

During 2000, the Company purchased all of its network radios from one supplier. Additionally, the Company has purchased its modems principally from two suppliers. Additional changes in suppliers could cause a delay in manufacturing which would affect operation results adversely.

12.  COMMITMENTS

The Company has contracts with various telephone companies and other companies to provide data communication services. The terms on these agreements range from month-to-month to five years. Future obligations under these agreements as of December 31, 1999 are as follows for the years ending December 31:

                       2001           $540,000
                       2002            330,000
                       2003            140,000
                       2004            100,000

13.  RELATED PARTY

In December 2000, a total of 500,000 shares of common stock were issued to two officers as bonuses for their services as officers. Compensation expense of approximately $125,000 was recorded based on the fair value of the common stock on the date of issue.

14.  WARRANTS

During 2000, the Company issued warrants to purchase 480,000 shares of common stock at various share prices. The remaining warrants expire between 2001 and 2004. Warrants at December 31, 2000 consist of the following:

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

60,000 issued on December 1, 1999, pursuant to a Consulting Agreement, with an exercise price of $3.50, exercisable for a period of five years from issuance. The Company does apply SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for the stock warrants issued to non-employees in connection with the original stock issuance. The Company has recorded expense of $145,298 pursuant to the issuance of these warrants. The fair value of the warrants granted to non-employees is estimated on the date of the grant using the assumption of an expected life of five years, and a risk-free interest rate of 5.0%.

50,000 issued on August 27, 1999, pursuant to a Subscription Agreement, with an exercise price of $6.00, exercisable for a period of three years from issuance.

65,000 issued in April 2000, pursuant to a private offering, with an exercise price of $7.50, exercisable for a period of two years from issuance.

35,000 issued in November 2000, pursuant to a Consulting Agreement, with an exercise price of $1.00, exercisable for a period of three years from issuance.

380,000 issued in December 2000, as a finder's fee, an exercise price of $.20, exercisable for a period of three years from issuance.

15.  SETTLEMENT AGREEMENT

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

16.  CONTINGENCIES

     A.  Bankruptcy

         On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:CyberHighway, Inc., Case No. 00-02454. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss requires the approval of CyberHighway's creditors. However, some of CyberHighway's creditors objected to the dismissal of the proceeding. The objecting creditors desire that all claims be adjudicated in the bankruptcy court. The Company believes it is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway.

         Subsequent to the involuntary bankruptcy, CyberHighway lost nearly all of its customers. Due to this loss of customer base, the Company's intangible assets relating to those customers are worthless. The write-off of the intangible assets reflected on the Company's December 31, 2000 balance sheet was $4,814,272 (net of deferred taxes).

Also, e reported pursuant
to SFAS 131.

18.  GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by approximately $1.5 million at December 31, 2000. The Company's president loaned the Company approximately $568,571 during fiscal 2000 and loaned an additional $26,590 subsequent to year-end. The appropriateness of using the going concern basis is dependent upon continued funding by the Company's president, obtaining additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty about these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital by obtaining financing and eventually, through public offerings. Management intends to use the proceeds from any borrowings to acquire and develop markets to implement its Wireless Internet Access System and sell its service. The Company believes that these actions will enable it to carry out its business plan and ultimately to achieve profitable operations.

19.  FINANCING TRANSACTION

On October 9, 2000, the Company signed a common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock and 645,000 common warrants for up to $10,000,000. The purchase price of the shares under this agreement will vary, based on future market prices of the Company's common stock. The agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default the buyer is no longer obligated to purchase any additional shares of stock. The agreement will terminate on April 30, 2001, if all of the circumstances necessary to effect the transaction have not occurred by that date, including completion of a registration statement with respect thereto.

20.  SIGNIFICANT BUSINESS COMBINATION

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

21.  SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2000:

In January 2000, the Company issued 800,000 shares of its common stock as a commitment fee under the common stock purchase agreement to the unrelated company.

In February 2001, the Company sold, pursuant to a Securities Purchase Agreement, 840,000 shares of common stock and 840,000 warrants with an exercise price of $.15, exercisable for a period of three years from issuance. These securities were sold for $126,000 in cash, with no portion of the purchase price having been allocated to these warrants.

In February 2001, the Company issued, as a finder's fee, 84,000 shares of common stock and 336,000 warrants with an exercise price of $.15 per share, exercisable for a period of three years from issuance.

In March 2001, the Company sold, pursuant a Securities Purchase Agreement, 500,000 shares of common stock and 500,000 warrants with an exercise price of $.25, exercisable for a period of three years from issuance. These securities were sold for $125,000 in cash, with no portion of the purchase price having been allocated to the warrants.

In March 2001, the Company issued, as a finder's fee, 50,000 shares of common stock and 200,000 warrants with an exercise price of $.25 per share, exercisable for a period of three years from issuance.