Form 10QSB
period 2001-03-31
USURF AMERICA INC
filed 2001-05-15
CIK 1035398

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Class Outstanding as of 5-11-01

Common Stock,

$.0001 par value 19,824,770


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USURF America, Inc.

Consolidated Balance Sheets as of March 31,

2001 (unaudited), and December 31, 2000

Consolidated Statements of Operations for

the Three Months Ended March 31, 2001 and

2000(unaudited)

Consolidated Statements of Cash Flows for

the Three Months Ended March 31, 2001 and

2000(unaudited)

Notes to Consolidated Financial Statements


USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

12/31/00 3/31/01

(audited) (unaudited)

ASSETS

CURRENT ASSETS

Cash and cash

equivalents $ 1,088 $ 125,494

Accounts receivable

- net 0 384

Inventory 246,721 246,721

---------- ----------

Total current

assets 247,809 372,599

---------- ----------

PROPERTY AND EQUIPMENT,

Cost 138,954 138,954

Less: accumulated

depreciation (69,476) (81,056)

---------- ----------

69,478 57,898

---------- ----------

INVESTMENTS 68,029 68,029

---------- ----------

OTHER ASSETS 25,000 25,000

---------- ----------

25,000 25,000

---------- ----------

Total assets $ 410,316 $ 523,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Disbursements in excess of

cash balances 42,469 42,469

Accounts payable 1,472,030 1,473,817

Accrued payroll 158,262 200,155

Other current liabilities 41,824 51,824

Property dividends

payable 43,750 43,750

Notes payable to

stockholder 6,638 32,728

---------- ----------

Total current

liabilities 1,764,973 1,844,743

---------- ----------

LONG-TERM LIABILITIES

Deferred income tax 0 0

---------- ----------

Total

liabilities 1,764,973 1,844,743

STOCKHOLDERS' EQUITY

Common stock, $.0001

par value; Authorized:

100,000,000; Issued

and Outstanding:

16,688,808 shares at

December 31, 2000,

and 18,052,770 shares

at March 31, 2001 1,669 1,805

Additional paid-in

capital 34,183,962 35,131,339

Accumulated deficit (34,502,160) (35,403,419)

Subscriptions

receivable 933,514 313,000

Deferred consulting (1,971,642) (1,363,942)

---------- ----------

(1,354,657) (1,321,217)

---------- ----------

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY $ 410,316 $ 523,526


USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended

March 31,

2001 2000

(unaudited) (unaudited)

REVENUES

Internet access

revenues $ 384 $ 597,392

Internet access

costs and cost

of goods sold 0 (269,136)

---------- ----------

Gross profit 384 328,256

---------- ----------

OPERATING EXPENSES

Depreciation

and amortization 11,580 2,238,544

Professional fees 707,288 390,038

Rent 5,361 61,570

Salary and

commissions 160,746 399,358

Advertising 0 15,179

Other 16,668 249,530

---------- ----------

Total

Operating

Expenses 901,643 3,354,219

---------- ----------

LOSS FROM OPERATIONS (901,259) (3,025,963)

OTHER INCOME(EXPENSE)

Other income 0 6,618

Interest expense 0 (9,770)

---------- ----------

LOSS BEFORE INCOME TAX (901,259) (3,029,115)

INCOME TAX BENEFIT 0 471,519

---------- ----------

NET LOSS (901,259) (2,557,596)

Net loss per

common share (.05) (0.20)

Weighted average

number of

shares

outstanding 18,208,215 12,937,499


USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended Three Months Ended

3/31/01 3/31/00

(unaudited) (unaudited)

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss $(901,259) $(2,557,596)

Adjustment to

reconcile net loss

to net cash used

in operating

activities

Depreciation and

amortization 11,580 2,238,544

Consulting fees

recognized 670,400 311,750

Compensation expense 3,300 24,000

Deferred income

taxes 0 (471,519)

Accounts receivable (384) 633

Inventory 0 6,301

Other current

liabilities 10,000 (16,823)

Other assets and

liabilities 0 9,276

Deferred revenue 0 68,051

Accounts payable 1,786 49,464

Prepaid expenses and

other current assets 0 (3,381)

Accrued payroll 41,893 35,521

---------- ----------

Net cash used

in operating

activities (162,684) (305,779)

---------- ----------

CASH FLOWS FROM

INVESTING ACTIVITIES

Cash acquired in

acquisitions 0 7,704

Capital expenditures 0 (102,612)

---------- ----------

Net cash used

in investing

activities 0 (94,908)

---------- ----------

CASH FLOWS FROM

FINANCING ACTIVITIES

Payments on notes

payable and capital

lease obligations 0 (5,910)

Proceeds from sub-

scriptions receivable 261,000 115,000

Proceeds from note

payable to stockholder 26,090 286,400

Issuance of common

stock for cash 0 0

Payment on note

payable to stockholder 0 (11,093)

---------- ----------

Net cash provided

by financing

activities 287,090 384,397

---------- ----------

Net increase

(decrease)

in cash and

cash equivalents 124,406 (16,290)

Cash and cash equi-

valents, beginning

of period 1,088 75,313

Cash and cash equi-

valents, end of period 125,494 59,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING

AND OTHER CASH FLOW INFORMATION

Three Months March 31, 2001:

- In January 2001, the Company entered into a one-year

consulting agreement, by issuing 200,000 shares of

stock valued at $62,000.

- In January 2001, the Company issued 800,000 shares of

stock valued at $248,000, in payment of a commitment

fee under a common stock purchase agreement.

- In January 2001, 774,162 shares were issued to the

Company's president, pursuant to a debt conversion

agreement, which shares were not issued in 2000, due

to an administrative error.

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


USURF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2001

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

Inter-company transactions and balances have been eliminated in the consolidation.

Loss Per Common Share

Basic loss per common share has been computed by dividing

the net loss by the weighted average number of shares of

common stock outstanding throughout the period.

Note 2. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated

financial statements for the three months ended March 31,

2001 and 2000, reflect all adjustments (consisting only of

normal recurring adjustments) necessary to present fairly

the financial condition, results of operations and cash

flows of USURF, including subsidiaries, and include the

accounts of USURF and all of its subsidiaries. All material

inter-company transactions and balances are eliminated.

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

USURF's Annual Report on Form 10-KSB/A for the year

ended December 31, 2000, as filed with the SEC. Certain

reclassifications and adjustments may have been made to the

financial statements for the comparative period of the prior fiscal year to conform with the 2001 presentation. The

results of operations for the interim periods are not

necessarily indicative of the results to be obtained for the entire year.

Note 3. Notes Payable to Shareholder

March 31, 2001

(unaudited)

Notes payable to majority

stockholder, interest

accrues at 8%, due on

demand and unsecured $32,728

Note 4. Stock Sales

In February 2001, the Company sold, pursuant to a Securities

Purchase Agreement, 840,000 shares of common stock and

840,000 warrants with an exercise price of $.15, exercisable for a period of three years from issuance. These securities

were sold for $126,000 in cash, with no portion of the

purchase price having been allocated to these warrants. In

connection with this transaction, the Company issued, as a

finder's fee, 84,000 shares of common stock and 336,000

warrants with an exercise price of $.15 per share,

exercisable for a period of three years from issuance.

In March 2001, the Company sold, pursuant a Securities

Purchase Agreement, 500,000 shares of common stock and

500,000 warrants with an exercise price of $.25, exercisable for a period of three years from issuance. These securities

were sold for $125,000 in cash, with no portion of the

purchase price having been allocated to the warrants. In

connection with this transaction, the Company issued, as a

finder's fee, 50,000 shares of common stock and 200,000

warrants with an exercise price of $.25 per share,

exercisable for a period of three years from issuance.

Note 5. Other Material Stock Issuances

In January 2000, the Company issued 800,000 shares of its

common stock as a commitment fee under a common stock

purchase agreement to an unrelated company. See Note 7.

Note 6. Contingencies

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

CyberHighway.

Subsequent to the involuntary bankruptcy,

CyberHighway lost nearly all of its customers. Due

to this loss of customer base, the Company's

intangible assets relating to those customers were

determined to be worthless. The write-off of the

intangible assets reflected on the Company's December

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

December 31, 2000, balance sheet was $4,425,037.

B. Potential Rescission Claims

Since January 2000, a total of 5,032,085 shares of

the common stock of the Company may have been issued

in violation of Section 5 of the Securities Act of

1933, as amended. The aggregate value assigned to

these shares upon their issuance totaled $5,521,502.

It is possible that each of the issues of these

shares has a potential claim for rescission of

their respective issuance transactions.

The Company believes that it is unlikely that any of these

potential rescission claims will be asserted against the

Company.

Note 7. Financing Transaction

On October 9, 2000, the Company signed a common stock

purchase agreement with an unrelated company to sell up to

$10,000,000 of its common stock. This agreement was

replaced by a similar agreement on April 25, 2001, as

amended May 9, 2001. The purchase price of the shares under

this agreement will vary, based on future market prices of

the Company's common stock. The agreement calls for the

Company to meet certain requirements and maintain certain

criteria with respect to its common stock in order to avoid

an event of default. Upon the occurrence of the event of

default, the buyer would no longer obligated to purchase any additional shares of stock. The agreement will expire on

May 31, 2001, if all of the circumstances necessary to

effect the transaction have not occurred by that date,

including completion of a registration statement with

respect thereto. This registration statement is to be filed

in the near future.


Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.

Background

Our management has determined to commit all of our

available resources to the exploitation of our Quick-Cell

wireless Internet access products. We currently lack the

capital necessary to do so.

We were organized to operate in the wireless cable and

community (low power) television industries. Due to

existing market conditions, we have abandoned our wireless

cable business. Because our Quick-Cell wireless Internet

access system can be adapted for use on the wireless cable

frequencies, we believe our frequencies possess future

value. However, these frequencies will not be of value to

us, unless and until the FCC approves two-way communications on them. Due to this circumstance, our wireless-cable-related assets were determined to be impaired and their $188,091 book value written off in December 2000.

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

All but one of these acquisitions were made for shares of

our stock. All of these acquisitions were accounted for as

a purchase, which means that we did not include past

operations of the acquired businesses in our historical

statements of operations. Also in connection with these

acquisitions, we recorded large amounts of amortizable

customer base and goodwill values, as a result of the

acquisitions' valuations exceeding the values of the

tangible net assets. At December 31, 2000, all of these

values were written off, due to the demise of

CyberHighway's business. Please see the discussion

under "CyberHighway Bankruptcy" below.

All of the customers of the acquired Internet access

providers were assimilated into the dial-up operations of

our CyberHighway subsidiary, which has few remaining

customers; please see the discussion under

"CyberHighway Bankruptcy" below.

Current Overview

Our management has committed all available current and

future capital and other resources to the commercial

exploitation of our Quick-Cell wireless Internet access

products. It is these products upon which our future is

based.

As CyberHighway's business has become defunct while

in bankruptcy, we have determined not to attempt to revive

our dial-up Internet access business and, for the

foreseeable future, we have abandoned development of our

e-commerce business.

In April 2001, we entered into a common stock purchase

agreement with Fusion Capital Fund II, LLC, which was

amended in May 2001. This agreement replaced a similar

agreement entered into in October 2000. Pursuant to the

agreement, Fusion Capital may purchase up to $10 million of

our common stock. We intend to file, in the very near

future, a registration statement with respect to the shares

issued and to be issued pursuant to the Fusion Capital

agreement. Please see the discussion under the heading

"Management's Plans Relating to Future

Liquidity", for a more thorough explanation of the

impact this agreement could have on our business. Should we

obtain this funding, we would be able to begin to pursue our wireless Internet business plan. We have commenced

marketing of our Quick-Cell service through a reseller. We

will need more capital thereafter, as we continue to expand

our wireless Internet business. We may never possess enough

capital to permit us to earn a profit.

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

The January 1999 acquisition of CyberHighway fundamentally

altered our company. Our annual revenues went from nearly

zero to about $2.5 million. Throughout 2000, operating

losses at CyberHighway, primarily personnel costs and leased telephone-line charges, steadily increased, while revenues

began to decrease slightly each quarter. This trend

continued until September 2000.

As a means to achieve immediate cost savings at

CyberHighway, in September 2000, the following actions were

taken:

- CyberHighway sold its affiliate-ISP business for

$40,500, in cash; and

- CyberHighway contracted with Dialup USA for all

"backroom and customer support services, which

took effect at the end of October 2000.

These actions did reduce monthly operating costs by

approximately $50,000.

However, the involuntary bankruptcy proceeding started the

demise of CyberHighway's business, in effect rendering

our September 2000 actions meaningless. Since that time,

CyberHighway's company-owned dial-up customer base has

gone from approximately 8,500 to none. The filing of the

involuntary bankruptcy and CyberHighway's switch-over

to the network of Dialup USA were the primary causes of

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

31, 2000, balance sheet.

Shareholder Loans - Conversion to Equity

In August 2000, our president, David M. Loflin, converted

all loan amounts owed to him, including accrued interest,

into a total of 774,162 shares of our common stock. The

total amount of indebtedness converted to common stock was

$967,703. Since August 2000, Mr. Loflin has made small

loans to us to ease periods of restricted cash flow. At

March 31, 2001, we owed Mr. Loflin $32,728.

Results of Operations

General. By the end of February 2001, CyberHighway had

lost all of its dial-up Internet access customers and we do

not foresee the revitalization of CyberHighway's

business. You should not purchase our common stock

expecting that CyberHighway's business will assist in

making us profitable.

Our revenues for the first quarter of 2000 were derived

from CyberHighway's business. During the first

quarter of 2001, we derived no revenue from

CyberHighway's business.

For the first three months of 2001, our small amount of

revenues were dervied from our Quick-Cell wireless Internet

access system in Santa Fe, New Mexico. With the demise of

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

Throughout 2000, these customers were in their one-year

"free-use" period. Beginning in March 2001, we

began to bill the customers who had completed their one-year of free use. The lack of growth of our wireless Internet

access business during 2000 is due to the fact that our

available monies were applied to CyberHighway expenses and

corporate overhead. We had no available capital to apply to

the expansion of the Santa Fe market.

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

Quick-Cell purchasers.

In cities in which we construct company-owned Quick-Cell

systems, we intend to employ telephone marketing as the

initial means for acquiring customers and, later, mass

media. We will employ a sales force that will focus

primarily on potential business customers. This focus on

business customers is based on our management's

informal study of Internet usage by businesses versus home

users that revealed businesses' higher demand for

high-speed Internet access. Our management's decision

may prove to have been incorrect, which would significantly

impair our ability to earn a profit. Our management

believes, based on its collective business experience, that

effective marketing techniques can overcome

Quick-Cell's lack of name recognition, although this

belief may also prove to be incorrect. Our Quick-Cell

business will not be able to succeed without additional

capital.

In cities where a Quick-Cell reseller operates, we will not

have final approval of the reseller's marketing

strategies. Our resellers will be permitted to market our

Quick-Cell service in any commercially reasonable manner. We cannot, therefore, assure you that any of our resellers will ever achieve high enough sales levels that would permit us

to earn a profit.

Under our Quick-Cell reseller agreement with Wireless

WebConnect!, Inc., we expect to derive revenues as follows:

- WebConnect's purchase of each Quick-Cell cell site;

- WebConnect's purchase of all customer modems;

- Charges for installation services on behalf of

every customer acquired by WebConnect; and

- Monthly per-Quick-Cell-customer royalties'

while we anticipate that this monthly per-customer royalty

will average approximately $12.00, we cannot assure you that the monthly per-customer will be that high; in any event,

given the number of customers that can use a single

Quick-Cell cell site, approximately 2,000, the lowest

monthly per-customer royalty to be paid by WebConnect will

be about $9.00.

We expect our revenues for all of 2001 to be significantly

below those of 2000, since we no longer will derive revenues from the operations of CyberHighway. In 2001, we will

produce significant revenues only if:

- our Quick-Cell reseller is as successful selling

our wireless Internet access products as it has been

in the past in reselling a competing wireless

Internet access service; or

- we are able to obtain at least $2,500,000 under the

Fusion Capital agreement.

Our reseller may not be successful enough for us to make a

profit, nor can we assure you that funding under the Fusion

Capital agreement will permit us to make a profit.

Three Months Ended March 31, 2001, versus Three Months

Ended March 31, 2000. During the 2000 period, all of our

revenues were generated by CyberHighway's dial-up

Internet access operations. We derived our revenues from

monthly customer payments for dial-up Internet access, which averaged approximately $18.00 per customer. We also derived

revenue from per-customer royalty payments from our

CyberHighway affiliate-ISPs, which averaged approximately

$1.75 per customer. This affiliate-ISP business was sold in

September 2000.

During the 2001 period, we had only small revenues from our

wireless Internet access business. We derived no revenues

from CyberHighway's operations. Whether or not we

obtain capital, our existing operations in Santa Fe will

increase slightly from month to month, as our customers end

their free-use periods and begin to pay for our wireless

Internet access services.

Our revenues for all of 2001 can be expected to be

significantly below our revenue levels of 2000. However,

due to uncertainties relating to the timing of receipt of

expected funds under the Fusion Capital agreement, we can

make no prediction of our actual revenues.

Our operating results for the first quarters of 2001 and

2000 are summarized in the following table:

First First

Quarter 2001 Quarter 2000

Revenues $ 384 $ 597,392

Internet access costs

and cost of

goods sold 0 269,136

Gross Profit 384 328,256

Operating Expenses 901,643 3,354,219

Loss from Operations 901,259 3,025,963

Net Loss 901,259 2,557,596

Our net loss of $901,259 for the first quarter of 2001 was

significantly less than our net loss for the 2000 period of

$2,557,596. This reduced net loss is attributable primarily

to:

- Depreciation and amortization decreasing from

$2,238,544 for the 2000 period to $11,580 for the 2001

period. This reduction is due to the demise of

CyberHighway's business and the write-off of all of

our intangible assets associated with that business, which

occurred during December 2000. We no longer amortize those

intangible assets.

- Professional fees increased from $390,038 in the 2000

period to $707,288 in the 2001 period. This increase is due

to the issuance of 800,000 shares as a commitment fee under

a common stock purchase agreement, which shares were valued

at $248,000, as well as the monthly amortization of various

consulting agreements under which we issued stock for

services during 2000 and 2001.

- Salary and commissions fell from $399,358 in 2000 to

$160,746 in 2001. Our lower salary and commissions during

2001 is attributable to CyberHighway's demise, its

personnel having been reduced from about 30 during the first quarter of 2000 to none, now.

- Rent expense decreased from $61,570 during the first

quarter of 2000 to $5,361 during the 2001 period. This

large decrease is the result of our abandoning all leased

premises of CyberHighway, following the filing of the

involuntary bankruptcy proceeding. Our monthly lease

expense for the remainder of 2001 will be higher, due to our recent leasing of a small assembly facility in Baton Rouge,

Louisiana.

- Other expenses fell from $249,530 in 2000 to $16,668

in 2001. The reduction in this line item is attributable to

the demise of CyberHighway's business, as well as our

severe lack of capital during the last half of 2000 and most of the first quarter of 2001.

Our statements of operations reflect an income tax benefit

of $471,519 for the 2000 period and no such benefit for the

2001 period. This income tax benefit was attributable to

the difference in the bases of our acquired customer bases

for book versus tax purposes. Since our intangible assets

were completely written-off as of December 31, 2000, we no

longer derive any similar income tax benefit.

We expect that our results of operations for the second

quarter of 2001 will be similar to those of the first

quarter of 2001.

During the first quarter of 2001, we issued 320,000 shares

of common stock under two consulting agreements; these

shares were valued for financial accounting purposes at

$99,200, in the aggregate. This amount will be expensed in

equal monthly amounts during 2001. Subsequent to March 31,

2001, we issued 300,000 shares under a consulting agreement;

these shares have been valued for financial accounting

purposes at $150,000, in the aggregate, and will be expensed in equal monthly amounts during the remainder of 2001 and

the first quarter of 2002.

During the first quarter of 2000, we issued 160,000 shares

of common stock under two separate consulting agreements;

these shares were valued for financial accounting purposes

at $480,000, in the aggregate. This amount was expensed in

equal monthly amounts during 2000.

Liquidity and Capital Resources

General. Since our inception, we have had a significant

working capital deficit. Following the CyberHighway

acquisition and until the recent demise of

CyberHighway's business, we generated significant

monthly revenues, yet continued to have a working capital

deficit. Currently, we are substantially illiquid, although

we do possess approximately $100,000 in cash, the result of

recent securities sales to private investors. Without

additional capital, it is possible that we would be forced

to cease operations.

Our Capital Needs. To sustain our current level of

operations for the next twelve months, we will require

additional capital of approximately $300,000. To accomplish

our goals of expanding our Quick-Cell business, we will

require at least $2.5 million. If we are unable to obtain

this needed capital, we could be forced to cease our

operations.

Currently we do not possess enough capital to accomplish

our goals for our Quick-Cell wireless Internet access

business, including the construction of Quick-Cell systems.

When we refer to the construction of a Quick-Cell system in

any city, that process requires the following expenditures:

- A single Quick-Cell cell site, including a

Quick-Cell server modem, parts and configuration -

projected average cost: $25,000;

- Tower lease site - projected average cost: $500 per month;

- Direct T1 telephone line connection to the Internet -

projected average cost: $1,200 per month; and

- Initial inventory of customer modems - approximate

cost: $70,000.

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

Expected Proceeds from the Fusion Capital Agreement.

Beginning near the end of the second quarter of 2001, we

expect to begin to receive the first funds of up to $10

million under our agreement with Fusion Capital. Assuming

we receive the entire $10 million under that agreement, of

which there is no assurance, we anticipate that we will

apply these funds as follows:

Purchase of Quick-Cell Equipment $6,000,000

Construction of Quick-Cell Systems 1,300,000

Marketing 1,000,000

General and Administrative Expenses 200,000

Finder's Fee 800,000

Working Capital 700,000

Total $10,000,000

Should all of our outstanding warrants, including all of

the warrants to be issued in connection with the Fusion

Capital agreement, be exercised, we would receive cash

proceeds of approximately $2,540,000. Funds received from

the exercise of warrants would be used to purchase

Quick-Cell equipment, to construct Quick-Cell systems, to

market our Quick-Cell wireless Internet access service and

for working capital.

You should note that we may never receive any of the funds

discussed above. Our failure to obtain capital from these

sources could cause us to cease our operations.

March 31, 2001. Historically, we have had a significant

working capital deficit. At March 31, 2001, our working

capital deficit was $1,472,144, which is slightly lower than our $1,517,164 deficit at December 31, 2000. Although we

had slightly higher accounts payable, accrued payroll and

notes payable to a shareholder at March 31, 2001, compared

to December 31, 2000, these increases were offset by our

receipt of cash pursuant to private sales of securities of

$251,000 during the first quarter of 2001. Most of our

accounts payable are accounts payable of CyberHighway.

Without additional capital, our working capital deficit can

be expected to become larger each quarter.

The following table sets forth our current assets and

current liabilities at March 31, 2001, and December 31,

2000:

3/31/01 12/31/00

Current Assets Cash $125,494 $ 1,088

Accounts

Receivable 384 0

Inventory 246,721 246,721

Current

Liabilities Disbursements

in excess of

cash balances $ 42,469 $ 42,469

Accounts

payable 1,473,817 1,472,030

Accrued

payroll 200,155 158,262

Other current

liabilities 51,824 41,824

Property divi-

dends payable 43,750 43,750

Notes payable

to stockholder 32,728 6,638

Our accrued payroll at March 31, 2001, as well as at

December 31, 2000, is attributable to accrued salary of our

president and two of our vice presidents.

The increase in notes payable to stockholder, from $6,638

at December 31, 2000, to $32,728 at March 31, 2001,

represents loans made to us by our president, David M.

Loflin. All of this indebtedness is due on demand and bears

interest at 8% per annum. The funds loaned during 1Q 2000

were used primarily for operating expenses. Mr. Loflin has

advised us that he does not intend to demand payment of his

loans, until their repayment would not adversely affect our

financial position. Without outside funding, it is possible

that Mr. Loflin may loan us additional funds, though no

assurance or prediction can be made in this regard.

In addition to Mr. Loflin's loans, during the first

quarter of 2001, we obtained a total of $261,000 in cash

from private sales of our securities.

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

The funds received were used for working capital and for

the initial costs associated with the establishment of a new company-owned Quick-Cell wireless Internet access system.

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

Cash Flows from Operating Activities. During the first

quarter of 2001, our operations used $162,684 in cash

compared to cash used of $305,779 during the first quarter

of 2000. In both periods, the use of cash in operations was

a direct result of the lack of revenues compared to our

operating expenses, particularly salary and commissions.

Cash Flows from Investing Activities. During the first

quarter of 2001, our investing activities neither provided

nor used cash. In the first quarter of 2000, we used cash

of $94,908 in our investing activities, where our equipment

purchases were offset, in part, by cash acquired in

acquisitions. Because we lack working capital, we cannot

predict our cash flows from investing activities for the

remainder of 2001.

Cash Flows from Financing Activities. For the first

quarter of 2001, our financing activities provided $287,090

in cash. Of this amount, $26,090 is attributable to loans

from our president and $261,000 is attributable to private

sales of securities. For the first quarter of 2000, our

financing activities provided $384,397 in cash, $115,000 of

which is attributable to private sales of our securities and

$286,400 of which is attributable to loans from our

president. We continue to seek capital and cannot,

therefore, predict future levels of cash flows from

financing activities.

Management's Plans Relating to Future Liquidity

To sustain our current level of operations for the next

twelve months, we will require additional capital of

approximately $300,000. To accomplish our goals of

expanding our Quick-Cell business, we will require at least

$2.5 million.

Our best opportunity for obtaining needed funds is pursuant

to the Fusion Capital agreement. The following summarizes

the important terms under the Fusion Capital agreement:

- Fusion Capital may purchase up to $10 million of our

common stock;

- The selling price to Fusion Capital will be equal to a

price based upon the future market price of the common stock without any fixed discount to the market price;

- We have the right to require Fusion Capital to purchase

up to $20,000 each trading day during the agreement;

- Should our stock price be $5.00 or higher for five

consecutive trading days, we have the right to require

Fusion Capital to purchase up to the full remaining portion

of the $10 million commitment; and

- During the term of the Fusion Capital agreement, we may

not issue, or agree to issue, any variable-priced equity or

variable-priced "equity-like" securities, unless

we have obtained Fusion Capital's prior written consent.

We may never realize proceeds under the Fusion Capital

agreement.

Should we obtain at least $2.5 million under the Fusion

Capital agreement, we expect that we will be able to

accomplish our two primary objectives:

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

Capital Expenditures

During 2000, we made approximately $195,000 in equipment

purchases, approximately 40% for wireless Internet equipment and approximately 60% for needed equipment in our network

operations center. We currently have no capital with which

to make any significant capital expenditures. Should we

obtain funding under the Fusion Capital agreement, we will

be able to make major expenditures on Quick-Cell-related

equipment, as described above. However, without additional

capital, we will make no capital expenditures. During

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

CyberHighway Involuntary Bankruptcy

On September 29, 2000, an involuntary bankruptcy petition

was filed against CyberHighway in the Idaho Federal

Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No.

00-02454. The petitioning creditors were ProPeople

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

Davis, individually and d/b/a Cyber-Trail, Inc., and Darrell

D. Davis, 19th Judicial District Court, Parish of East Baton

Rouge, State of Louisiana.

+OK Message follows

Return-Path: <sedwards@sabrerealty.com>

Received: from mx5.airmail.net from [209.196.77.102] by mail.airmail.net

(/\##/\ Smail3.1.30.16 #30.48) with esmtp for <michelle.wiseman@airmail.net> sender: <sedwards@sabrerealty.com>

id <mO/14zOtm-001hU8O@mail.airmail.net>; Mon, 14 May 2001 15:24:58 -0500 (CDT)

Received: from mail.sabrerealty.com ([64.90.41.194] helo=SABRE400.sabrerealty.com)

by mx5.airmail.net with smtp (Exim 3.16 #10)

id 14zOt5-000MfW-00

for michelle.wiseman@airmail.net; Mon, 14 May 2001 15:24:15 -0500

Received: from C156([207.158.96.156]) by SABRE400.SABREREALTY.COM (IBM OS/400 SMTP V04R05M00) with TCP; Mon, 14 May 2001 15:21:45 -0500

Received: by C156 with Microsoft Mail

id <01C0DC89.7757D8D0@C156>; Mon, 14 May 2001 15:20:53 -0500

Message-ID: <01C0DC89.7757D8D0@C156>

From: Stephanie Edwards <sedwards@sabrerealty.com>

To: "'Michelle \"Roni\" Wiseman'" <michelle.wiseman@airmail.net>

Subject: Super Staples

Date: Mon, 14 May 2001 15:20:52 -0500

MIME-Version: 1.0

Content-Type: text/plain; charset="us-ascii"

Content-Transfer-Encoding: quoted-printable

X-Airmail-Delivered: Mon, 14 May 2001 16:01:52 -0500 (CDT)

X-Airmail-Spooled: Mon, 14 May 2001 15:24:58 -0500 (CDT)

Hey, so remind me---which brand of staples were our "super staples?" I =

am in dire need...

Also, on an unrelated subject, check out this website:

www.tenayas.com

They have a new location at Park & the Tollway & they take reservations =

for weekday lunches. I'm going tomorrow & will let you know how it is. =

The menu looks interesting!

R

During the three months ended March 31, 2001, we issued

securities as follows:

1.(a) Securities Sold. In January 2000, we issued

800,000 shares of Common Stock.

(b) Underwriters and Other Purchasers. Such shares

were issued to Fusion Capital Fund II, LLC.

(c) Consideration. Such shares were issued as a

commitment fee under a common stock purchase agreement and

were valued at $.31 per share.

(d) Exemption from Registration Claimed. The Company

relied upon the exemption from registration afforded by

Section 4(2) of the Securities Act of 1933, as amended, but

this exemption may not have been available

(e) Terms of Conversion or Exercise. Not applicable.

2. (a) Securities Sold. In January 2001, 200,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Fair Market, Inc.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a letter agreement, at a price of $.375

per share.

(d) Exemption from Registration Claimed. The Company

relied upon the exemption from registration afforded by

Section 4(2) of the Securities Act of 1933, as amended, but

this exemption may not have been available.

(e) Terms of Conversion or Exercise. Not applicable.

3. (a) Securities Sold. In January 2001, 120,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Nostas/Faessel Group.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a letter agreement, at a price of $.375

per share.

(d) Exemption from Registration Claimed. The Company

relied upon the exemption from registration afforded by

Section 4(2) of the Securities Act of 1933, as amended, but

this exemption may not have been available.

(e) Terms of Conversion or Exercise. Not applicable.

4. (a) Securities Sold. In January 2001, 20,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to CyberHighway of North Georgia.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a letter agreement, at a price of $.375

per share.

(d) Exemption from Registration Claimed. The Company

relied upon the exemption from registration afforded by

Section 4(2) of the Securities Act of 1933, as amended, but

this exemption may not have been available.

(e) Terms of Conversion or Exercise. Not applicable.

5. (a) Securities Sold. In January 2001, 10,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Fusion Capital Fund II, LLC.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a letter agreement, at a price of $.375

per share.

(d) Exemption from Registration Claimed. The Company

relied upon the exemption from registration afforded by

Section 4(2) of the Securities Act of 1933, as amended, but

this exemption may not have been available.

(e) Terms of Conversion or Exercise. Not applicable.

6. (a) Securities Sold. In February 2001, 840,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Claymore Asset Management Group

Ltd.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a securities purchase agreement, at a

price of $.15 per share.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Not applicable.

7. (a) Securities Sold. In February 2001, 840,000 common

stock purchase warrants of the Company were issued.

(b) Underwriter or Other Purchasers. Such warrants

were issued to Claymore Asset Management Group Ltd.

(c) Consideration. Such warrants were issued for no

additional consideration pursuant to a securities purchase

agreement.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Exercise price

of the warrants is $.15 per share and exercisable for a

period of three years from issuance.

8. (a) Securities Sold. In February 2001, 84,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Shelter Capital Ltd.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a finder's fee agreement, at a

price of $.15 per share.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Not applicable.

9. (a) Securities Sold. In February 2001, 336,000 common

stock purchase warrants of the Company were issued.

(b) Underwriter or Other Purchasers. Such warrants

were issued to Shelter Capital Ltd.

(c) Consideration. Such warrants were issued for no

additional consideration pursuant to a finder's fee

agreement.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Exercise price

of the warrants is $.15 per share and exercisable for a

period of three years from issuance.

10. (a) Securities Sold. In March 2001, 500,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Atlas Securities Inc.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a securities purchase agreement, at a

price of $.25 per share.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Not applicable.

11. (a) Securities Sold. In March 2001, 500,000 common

stock purchase warrants of the Company were issued.

(b) Underwriter or Other Purchasers. Such warrants

were issued to Atlas Securities Inc.

(c) Consideration. Such warrants were issued for no

additional consideration pursuant to a securities purchase

agreement.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Exercise price of

the warrants is $.25 per share and exercisable for a period

of three years from issuance.

12. (a) Securities Sold. In December 2000, 50,000 shares

of Company Common Stock were issued.

(b) Underwriter or Other Purchasers. Such shares of

Common Stock were issued to Shelter Capital Ltd.

(c) Consideration. Such shares of Common Stock were

issued pursuant to a finder's fee agreement, at a

price of $.25 per share.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Not applicable.

13. (a) Securities Sold. In December 2000, 200,000

common stock purchase warrants of the Company were issued.

(b) Underwriter or Other Purchasers. Such warrants

were issued to Shelter Capital Ltd.

(c) Consideration. Such warrants were issued for no

additional consideration pursuant to a finder's fee

agreement.

(d) Exemption from Registration Claimed. These

securities are exempt from registration under the Securities

Act of 1933, as amended, pursuant to the provisions of

Regulation S thereunder.

(e) Terms of Conversion or Exercise. Exercise price

of the warrants is $.25 per share and exercisable for a

period of three years from issuance.

Subsequent to March 31, 2001, the Company has issued

unregistered securities, as follows:

1.(a) Securities Sold. In April 2000, we issued

300,000 shares of Common Stock.

(b) Underwriters and Other Purchasers. Such shares

were issued to IBC.TV, LLC.

(c) Consideration. Such shares were sold for cash in

the amount of $.50 per share.

(d) Exemption from Registration Claimed. The Company

relied upon the exemption from registration afforded by

Section 4(2) of the Securities Act of 1933, as amended, but

this exemption may not have been available.

(e) Terms of Conversion or Exercise. Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote

of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on From 8-K.

During the three months ended March 31, 2001, on

or about March 14, 2001, we filed a Current

Report on Form 8-K in which we reported the

resignation of one of our directors.

Subsequent to March 31, 2001, on or about April

5, 2001, we filed a Current Report on Form 8-K

in which we made disclosure pursuant to

Regulation FD.

SIGNATURES

In accordance with the requirements of the Securities

Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto

duly authorized.

Dated: May 14, 2001.

USURF AMERICA, INC.

By: /s/ David M. Loflin

David M. Loflin

President and Acting

Principal Financial Officer