Form 10QSB/A
period 2001-03-31
USURF AMERICA INC
filed 2001-05-29
CIK 1035398

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to ____________ to ____________.

Commission File No. 1-15383

USURF America, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
NEVADA	72-1346591
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
USURF America, Inc. and Subsidiaries
Consolidated Balance Sheets as of March 31, 2001 (unaudited), and December 31, 2000
Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)
Notes to Consolidated Financial Statements

USURF AMERICA, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	3/31/01	12/31/00
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,494	$ 1,088
Accounts receivable - net	384	0
Inventory	246,721	246,721
Prepaid expenses and other current assets	0	0
	________	________
Total current assets	372,599	247,809
	________	________
PROPERTY AND EQUIPMENT,
Cost	138,954	138,954
Less: accumulated depreciation	(81,056)	(69,476)
	________	________
	57,898	69,478
	________	________
INVESTMENTS	68,029	68,029

OTHER ASSETS
Acquired customer base - net	0	0
Goodwill - net	0	0
Other intangibles - net	0	0
Other assets	25,000	25,000
	________	________
	25,000	25,000
	________	________
Total assets	$523,526	$410,316
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Disbursements in excess of cash balances	42,469	42,469
Accounts payable	1,473,817	1,472,030
Accrued payroll	200,155	158,262
Other current liabilities	51,824	41,824
Property dividends payable	43,750	43,750
Accrued interest to stockholder	0	0
Notes payable to stockholder	32,728	6,638
	________	________
Total current liabilities	1,844,743	1,764,973

LONG-TERM LIABILITIES
Deferred income tax	0	0
	________	________
Total liabilities	1,844,743	1,764,973

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; Authorized: 100,000,000; Issued and Outstanding: 16,688,808 shares at December 31, 2000, and 18,052,770 shares at March 31, 2001	1,805	1,669
Additional paid-in capital	35,131,339	34,183,962
Accumulated deficit	(35,403,419)	(34,502,160)
Subscriptions receivable	318,000	933,514
Deferred consulting	(1,363,942)	(1,971,642)
	________	________
	(1,363,942)	(1,971,642)
	________	________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$523,526	$410,316

USURF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
REVENUES
Internet access revenues	$ 384	$ 597,392
Internet access costs and costs of goods sold	0	269,136
	________	________
Gross profit	384	328,256
	________	________
OPERATING EXPENSES
Depreciation and amortization	368,680	2,238,544
Professional fees	350,188	390,038
Rent	5,361	61,570
Salary and commissions	160,746	399,358
Advertising	0	15,179
Other	16,668	249,530
	________	________
Total operating expenses	901,643	3,354,219
	________	________
LOSS FROM OPERATIONS	(901,259)	(3,025,963)
OTHER INCOME (EXPENSE)
Other income	0	6,618
Interest expense	0	(9,770)
	________	________
LOSS BEFORE INCOME TAX	(901,259)	(3,029,115)
INCOME TAX BENEFIT	0	471,519
	________	________
NET LOSS	(901,259)	(2,557,596)
Net loss per common share	(0.05)	(0.20)
Weighted average number of shares outstanding	18,208,215	12,937,499

USURF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (901,259)	$ (2,557,596)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	368,680	2,238,544
Consulting fees recognized	311,330	311,750
Compensation expense	3,300	24,000
Deferred income taxes	0	(471,519)
Accounts receivable	(384)	633
Inventory	0	6,301
Other current liabilities	10,000	(16,823)
Other assets and liabilities	0	9,276
Deferred revenue	0	68,051
Accounts payable	1,786	49,464
Prepaid expenses and other current assets	0	(3,381)
Accrued payroll	41,893	35,521
	________	________
Net cash used in operating activities	(162,684)	(305,779)
	________	________
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions	0	7,704
Capital expenditures	0	(102,612)
	________	________
Net cash used in investing activities	0	(94,908)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations	0	(5,910)
Proceeds from subscriptions receivable	261,000	115,000
Proceeds from note payable to stockholder	26,090	286,400
Issuance of common stock for cash	0	0
Payment on note to stockholder	0	(11,093)
	________	________
Net cash provided by financing activities	287,090	384,397
	________	________
Net increase (decrease) in cash and cash equivalents	124,406	(16,290)
Cash and cash equivalents, beginning of period	1,088	75,313
Cash and cash equivalents, end of period	125,494	59,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND OTHER CASH FLOW INFORMATION

Three Months March 31, 2001:
* In January 2001, the Company entered into a one-year consulting agreement, by issuing 200,000 shares of stock valued at $62,000.
* In January 2001, the Company issued 800,000 shares of stock valued at $248,000, in payment of a commitment fee under a common stock purchase agreement.
* In January 2001, 774,162 shares were issued to the Company's president, pursuant to a debt conversion agreement, which shares were not issued in 2000, due to an administrative error.
Three Months March 31, 2000:
* In January 2000, the Company entered into a one-year legal and business consulting services agreement, by issuing 100,000 shares of stock valued at $300,000.
* In January 2000, the Company entered into a one-year business and communications consulting services agreement, by issuing 60,000 shares of stock valued at $180,000.
* In February 2000, the Company acquired all of the stock of The Spinning Wheel, Inc., by issuing 81,063 shares of stock valued at $324,252. This acquisition was accounted for as a purchase business combination.
* In February 2000, the Company acquired all of the ownership interests of Internet Innovations, L.L.C., by issuing 50,000 shares of stock valued at $437,500. This acquisition was accounted for as a purchase business combination.

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

Note 2. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of perations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

We were organized to operate in the wireless cable and community (low power) television industries. Due to existing market conditions, we have abandoned our wireless cable business. Because our Quick-Cell wireless Internet access system can be adapted for use on the wireless cable frequencies, we believe our frequencies possess future value. However, these frequencies will not be of value to us, unless and until the FCC approves two-way communications on them. Due to this circumstance, our wireless-cable-related assets have become impaired and their $188,091 book value written off.

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

All of the customers of the acquired Internet access providers were assimilated into the dial-up operations of our CyberHighway subsidiary, which has few remaining customers - please see the discussion under "CyberHighway Bankruptcy" below.

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

The January 1999 acquisition of CyberHighway fundamentally altered our company. Our annual revenues went from nearly zero to about $2.5 million. Throughout 2000, operating losses at CyberHighway, primarily personnel costs and leased telephone-line charges, steadily increased, while revenues began to decrease slightly each quarter. This trend continued through 2000, until September 2000.

As a means to achieve immediate cost savings at CyberHighway, in September 2000, the following actions were taken:

* CyberHighway sold its affiliate-ISP business for $40,500, in cash; and
* CyberHighway contracted with Dialup USA for all "backroom" and customer support services, which took effect at the end of October 2000.

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

Under our Quick-Cell reseller agreement with Wireless WebConnect!, Inc., we expect to derive revenues as follows:

* WebConnect's purchase of each Quick-Cell cell site;
* WebConnect's purchase of all customer modems;
* Charges for installation services on behalf of every customer acquired by WebConnect; and
* Monthly per-Quick-Cell-customer royalties - while we anticipate that this monthly per-customer royalty will average approximately $12.00, we cannot assure you that the monthly per-customer will be that high; in any event, given the number of customers that can use a single Quick-Cell cell site, approximately 2,000, the lowest monthly per-customer royalty to be paid by WebConnect will be about $9.00.

We expect our revenues for all of 2001 to be significantly below those of 2000, since we no longer will derive revenues from the operations of CyberHighway. In 2001, we will produce significant revenues only if:

* our Quick-Cell reseller is as successful selling our wireless Internet access products as it has been in the past in reselling a competing wireless Internet access service; or
* we are able to obtain at least $2,500,000 under the Fusion Capital agreement.

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

Our operating results for the first quarters of 2001 and 2000 are summarized in the following table:

	First Quarter 2001	First Quarter 2000
Revenues	$ 384	$ 597,392
Internet access costs and cost of goods sold	0	269,136
Gross profit	384	328,256
Operating expenses	901,643	3,354,219
Loss from operations	901,643	3,025,963
Net loss	901,259	2,557,596

Our net loss of $901,259 for the first quarter of 2001 was significantly less than our net loss for the 2000 period of $2,557,596. This reduced net loss is attributable primarily to:

* Depreciation and amortization decreasing from $2,238,544 for the 2000 period to $368,680 for the 2001 period. This reduction is due to the demise of CyberHighway's business and the write-off of all of our intangible assets associated with that business, which occurred at December 31, 2000. We no longer amortize those intangible assets.
* Salary and commissions fell from $399,358 in 2000 to $160,746 in 2001. Our lower salary and commissions during 2001 is attributable to CyberHighway's demise, its personnel having been reduced from about 30 during the first quarter of 2000 to none, now.
* Rent expense decreased from $61,570 during the first quarter of 2000 to $5,361 during the 2001 period. This large decrease is the result of our abandoning all leased premises of CyberHighway, following the filing of the involuntary bankruptcy proceeding. Our monthly lease expense for the remainder of 2001 will be higher, due to our recent leasing of a small assembly facility in Baton Rouge, Louisiana.
* Other expenses fell from $249,530 in 2000 to $16,668 in 2001. The reduction in this line item is attributable to the demise of CyberHighway's business, as well as our severe lack of capital during the last half of 2000 and most of the first quarter of 2001.

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

During the first quarter of 2001, we issued 200,000 shares of common stock under a consulting agreement; these shares were valued for financial accounting purposes at $62,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2001. Subsequent to March 31, 2001, we issued 300,000 shares under a consulting agreement; these shares have been valued for financial accounting purposes at $150,000, in the aggregate, and will be expensed in equal monthly amounts during the remainder of 2001 and the first quarter of 2002.

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

Currently we do not possess enough capital to accomplish our goals for our Quick-Cell wireless Internet access business, including the construction of Quick-Cell systems. When we refer to the construction of a Quick-Cell system in any city, that process requires the following expenditures:

* A single Quick-Cell cell site, including a Quick-Cell server modem, parts and configuration - projected average cost: $25,000;
* Tower lease site - projected average cost: $500 per month;
* Direct T1 telephone line connection to the Internet - projected average cost: $1,200 per month; and
* Initial inventory of customer modems - approximate cost: $70,000.

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

The following table sets forth our current assets and current liabilities at March 31, 2001, and December 31, 2000:

		3/31/01	12/31/00
Current Assets	Cash	$ 125,494	$ 1,088
	Accounts receivable	384	0
	Inventory	246,721	246,721
	Prepaids	0	0
Current Liabilities	Disbursements in excess of cash balances	$ 42,469	$ 42,469
	Accounts payable	1,473,817	$1,472,030
	Accrued payroll	200,155	158,262
	Other current liabilities	51,824	41,824
	Property dividends payable	51,824	41,824
	Notes payable to stockholder	32,728	6,638

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

In addition to Mr. Loflin's loans, during the first quarter of 2001, we obtained a total of $251,000 in cash from private sales of our securities:

* In February 2001, we sold 840,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $.15 per share, to a private investor for $126,000 in cash. The warrants are exercisable for a period of three years. In connection with this sale of securities, we issued to a finder 84,000 shares of our common stock and a warrant to purchase 336,000 shares of our common stock at an exercise price of $.15 per share. These warrants are exercisable for a period of three years. The 84,000 shares issued to the finder were valued at $.15 per share, a total value of $12,600. No value was placed on the warrants issued.
* In March 2001, we sold 500,000 units of securities, each unit being comprised of one share of our stock and one warrant with an exercise price of $.25 per share, to a private investor for $125,000 in cash. The warrants are exercisable for a period of three years. In connection with this sale of securities, we issued to a finder 50,000 shares of our common stock and a warrant to purchase 200,000 shares of our common stock at an exercise price of $.25 per share. These warrants are exercisable for a period of three years. The 50,000 shares issued to the finder were valued at $.25 per share, a total value of $12,500. No value was placed on the warrants issued.

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

Cash Flows from Financing Activities. For the first quarter of 2001, our financing activities provided $287,090 in cash. Of this amount, $26,090 is attributable to loans from our president and $251,000 is attributable to private sales of securities. For the first quarter of 2000, our financing activities provided $384,397 in cash, $115,000 of which is attributable to private sales of our securities and $286,400 of which is attributable to loans from our president. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

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

Our best opportunity for obtaining needed funds is pursuant to the Fusion Capital agreement. The following summarizes the important terms under the Fusion Capital agreement:

* Fusion Capital may purchase up to $10 million of our common stock;
* The selling price to Fusion Capital will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price;
* We have the right to require Fusion Capital to purchase up to $20,000 each trading day during the agreement;
* Should our stock price be $5.00 or higher for five consecutive trading days, we have the right to require Fusion Capital to purchase up to the full remaining portion of the $10 million commitment; and
* During the term of the Fusion Capital agreement, we may not issue, or agree to issue, any variable-priced equity or variable-priced "equity-like" securities, unless we have obtained Fusion Capital's prior written consent.

We may never realize proceeds under the Fusion Capital agreement.

Should we obtain at least $2.5 million under the Fusion Capital agreement, we expect that we will be able to accomplish our two primary objectives:

* Placing at least 20,000 customers on our Quick-Cell systems during the next year; and
* proving the commercial viability of our Quick-Cell wireless Internet access service.

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

Possible Claim

Some time in the future, it is possible that we will enter into arbitration proceedings with Commonwealth Associates. The dispute revolves around Commonwealth's claim that we owe it approximately 127,000 shares of our common stock. It is our position that Commonwealth is entitled to any shares and will vigorously defend our position in arbitration. We cannot predict the outcome of this arbitration proceeding.

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

Item 2. Changes in Securities.

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

7. (a) Securities Sold. In February 2001, 84,000 shares of Company Common Stock were issued.

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

(e) Terms of Conversion or Exercise. Not applicable.

8. (a) Securities Sold. In February 2001, 336,000 common stock purchase warrants of the Company were issued.

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

9. (a) Securities Sold. In March 2001, 500,000 shares of Company Common Stock were issued.

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

(e) Terms of Conversion or Exercise. Not applicable.

10. (a) Securities Sold. In March 2001, 500,000 common stock purchase warrants of the Company were issued.

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

(e) Terms of Conversion or Exercise. Exercise price of the warrants is $.25 per share and exercisable for a period of three years from issuance

11. (a) Securities Sold. In December 2000, 50,000 shares of Company Common Stock were issued.

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

(e) Terms of Conversion or Exercise. Not applicable.

12. (a) Securities Sold. In December 2000, 200,000 common stock purchase warrants of the Company were issued.

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