Form 10QSB/A
period 2001-03-31
USURF AMERICA INC
filed 2001-06-05
CIK 1035398

Form 10-QSB/A
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission File No. 1-15383

USURF America, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	91-2117796
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
Notes to Consolidated Financial Statements

USURF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	12/31/00	3/31/01
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,088	$125,494
Accounts receivable - net	0	384
Inventory	246,721	246,721
	----------	----------
Total current assets	247,809	372,599
	----------	----------
PROPERTY AND EQUIPMENT,
Cost	138,954	138,954
Less: accumulated depreciation	(69,476)	(81,056)
	----------	----------
	69,478	57,898
	----------	----------
INVESTMENTS	68,029	68,029
	----------	----------
OTHER ASSETS	25,000	25,000
	----------	----------
	25,000	25,000
	----------	----------
Total assets	$410,316	$523,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Disbursements in excess of cash balances	42,469	42,469
Accounts payable	1,472,030	1,473,817
Accrued payroll	158,262	200,155
Other current liabilities	41,824	51,824
Property dividends payable	43,750	43,750
Notes payable to stockholder	6,638	32,728
	----------	----------
Total current liabilities	1,764,973	1,844,743
	----------	----------
LONG-TERM LIABILITIES
Deferred income tax	0	0
	----------	----------
Total liabilities	1,764,973	1,844,743
REDEEMABLE COMMON STOCK
Common stock subject to rescission, $.0001 par value, Outstanding: 2,767,823 shares at December 31, 2000 and 4,261,985 at March 31, 2001	3,897,552	4,842,855
Deferred consulting	(574,000)	0
	----------	----------
	3,323,552	4,842,855
	----------	----------
STOCKHOLDERS' EQUITY
Common stock, $.0001 par value; Authorized: 100,000,000; Issued and Outstanding: 13,920,985 shares at December 31, 2000, and 13,790,785 shares at March 31, 2001	1,392	1,379
Additional paid-in capital	30,286,687	30,288,910
Accumulated deficit	(34,502,160)	(35,403,419)
Subscriptions receivable	933,514	313,000
Deferred consulting	(1,397,642)	(1,363,942)
	----------	----------
	(4,678,209)	(6,164,072)
	----------	----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,316	$523,526

USURF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,	Three Months Ended March 31,
	2001	2000
	(unaudited)	(unaudited)
REVENUES
Internet access revenues	$384	$597,392
Internet access costs and cost of goods sold	0	(269,136)
	----------	----------
Gross profit	384	328,256
	----------	----------
OPERATING EXPENSES
Depreciation and amortization	11,580	2,238,544
Professional fees	707,288	390,038
Rent	5,361	61,570
Salary and commissions	160,746	399,358
Advertising	0	15,179
Other	16,668	249,530
	----------	----------
Total Operating Expenses	901,643	3,354,219
	----------	----------
LOSS FROM OPERATIONS	(901,259)	(3,025,963)
OTHER INCOME(EXPENSE)
Other income	0	6,618
Interest expense	0	(9,770)
	----------	----------
LOSS BEFORE INCOME TAX	(901,259)	(3,029,115)
INCOME TAX BENEFIT	0	471,519
	----------	----------
NET LOSS	(901,259)	(2,557,596)
Net loss per common share	(.06)	(0.20)
Weighted average number of shares outstanding	13,934,118	12,937,499

USURF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended	Three Months Ended
	3/31/01	3/31/00
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(901,259)	$(2,557,596)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,580	2,238,544
Consulting fees recognized	670,400	311,750
Compensation expense	3,300	24,000
Deferred income taxes	0	(471,519)
Accounts receivable	(384)	633
Inventory	0	6,301
Other current liabilities	10,000	(16,823)
Other assets and liabilities	0	9,276
Deferred revenue	0	68,051
Accounts payable	1,786	49,464
Prepaid expenses and other current assets	0	(3,381)
Accrued payroll	41,893	35,521
	----------	----------
Net cash used in operating activities	(162,684)	(305,779)
	----------	----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions	0	7,704
Capital expenditures	0	(102,612)
	----------	----------
Net cash used in investing activities	0	(94,908)
	----------	----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations	0	(5,910)
Proceeds from subscriptions receivable	261,000	115,000
Proceeds from note payable to stockholder	26,090	286,400
Issuance of common stock for cash	0	0
Payment on note payable to stockholder	0	(11,093)
	----------	----------
Net cash provided by financing activities	287,090	384,397
	----------	----------
Net increase (decrease) in cash and cash equivalents	124,406	(16,290)
Cash and cash equivalents, beginning of period	1,088	75,313
Cash and cash equivalents, end of period	125,494	59,023
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

B. Potential Rescission Claims

Since January 2000, a total of 4,881,985 shares of the common stock of the Company may have been issued in violation of Section 5 of the Securities Act of 1933, as amended. The aggregate value assigned to these shares upon their issuance totaled $5,081,255. It is possible that each of the issues of these shares has a potential claim for rescission of their respective issuance transactions.

The Company believes that it is unlikely that any of these potential rescission claims will be asserted against the Company.

Note 7. Financing Transaction

On October 9, 2000, the Company signed a common stock purchase agreement with an unrelated company to sell up to $10,000,000 of its common stock. This agreement was replaced by a similar agreement on April 25, 2001, as amended May 9, 2001. The purchase price of the shares under this agreement will vary, based on future market prices of the Company's common stock. The agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default, the buyer would no longer obligated to purchase any additional shares of stock. The agreement will expire on June 30, 2001, if all of the circumstances necessary to effect the transaction have not occurred by that date, including completion of a registration statement with respect thereto. This registration statement is to be filed in the near future.

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

Since 1998, we have acquired seven dial-up Internet service providers, including CyberHighway, the business of www.e-tail.com and a web design firm, none of which was an affiliated company nor were any acquired from an affiliate. All but one of these acquisitions were made for shares of our stock. In making these acquisitions, we issued a total of 2,587,063 shares, which were valued at $18,759,500, in the aggregate. All of these acquisitions were accounted for as a purchase, which means that we did not include past operations of the acquired businesses in our historical statements of operations. Also in connection with these acquisitions, we recorded large amounts of amortizable customer base and goodwill values, approximately $25,764,000, as a result of the acquisitions' valuations exceeding the values of the tangible net assets. At December 31, 2000, all of these values were written off, due to the demise of CyberHighway's business. Please see the discussion under "CyberHighway Bankruptcy" below.

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

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital Fund II, LLC, which replaced a similar agreement entered into in October 2000. Pursuant to the agreement, Fusion Capital may purchase up to $10 million of our common stock. We intend to file, in the very near future, a registration statement with respect to the shares issued and to be issued pursuant to the Fusion Capital agreement. Please see the discussion under the heading "Management's Plans Relating to Future Liquidity", for a more thorough explanation of the impact this agreement could have on our business. Should we obtain this funding, we would be able to begin to pursue our wireless Internet business plan. We provide wireless Internet access in one market and we have commenced marketing of our Quick-Cell service through a reseller. We will need more capital thereafter, as we continue to expand our wireless Internet business. We may never possess enough capital to permit us to earn a profit.

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

- Charges for installation services on behalf of every customer acquired by WebConnect; and

- Monthly per-Quick-Cell-customer royalties - while we anticipate that this monthly per-customer royalty will average approximately $12.00, we cannot assure you that the monthly per-customer will be that high; in any event, given the number of customers that can use a single Quick-Cell cell site, approximately 2,000, the lowest monthly per-customer royalty to be paid by WebConnect will be about $9.00.

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

Potential Rescission Claims. Since January 2000, a total of 4,881,985 shares of our common stock may have been issued in violation of Section 5 of the Securities Act. The aggregate value assigned to these shares upon their issuance totalled $5,081,255. 4,751,985 of these shares, with an assigned value of $4,756,255, were issued in payment of services or as bonuses to employees and 130,000 of these shares were issued for cash or underlie currently exercisable warrants, which were sold or will be sold for at total of $650,000 in cash. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions. We do not possess capital with which to pay any such claims, if asserted.

However, we do not expect that any of these potential rescission claims will be asserted against us and, thus, are not expected to have any impact on our future operating results.

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

Our operating results for the first quarters of 2001 and 2000 are summarized in the following table:

	First Quarter 2001	First Quarter 2000
Revenues	$384	$597,392
Internet access costs and cost of goods sold	0	269,136
Gross Profit	384	328,256
Operating Expenses	901,643	3,354,219
Loss from Operations	901,259	3,025,963
Net Loss	901,259	2,557,596

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

Expected Proceeds from the Fusion Capital Agreement. Beginning near the end of the second quarter of 2001, we expect to begin to receive the first funds of up to $10 million under our agreement with Fusion Capital. Assuming we receive the entire $10 million under that agreement, of which there is no assurance, we anticipate that we will apply these funds as follows:

Purchase of Quick-Cell Equipment	$6,000,000
Construction of Quick-Cell Systems	1,300,000
Marketing	1,000,000
General and Administrative Expenses	200,000
Finder's Fee	800,000
Working Capital	700,000
-----------
Total	$10,000,000

You should note, however, that we may not realize $10 million under the Fusion Capital agreement, due to the current low market price of our common stock. In this regard, you should review the "Risk Factors" section above.

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

Potential Rescission Claims. Because we lack the capital to pay any potential claims for rescission that may be asserted by some of our shareholders, any such claim made against us could negatively impact our ability to continue in business. At December 31, 2000, a total of 2,767,823 of these shares valued at $3,897,552 had been issued, with an additional 2,114,162 additional shares valued at $1,183,703 having been issued since December 31, 2000. However, we do not expect that any of these potential rescission claims will be asserted against us and, thus, we do not expect that these potential claims will have any affect on our future liquidity and capital resources.

Nevertheless, all of the shares that may be subject to these claims have been reclassified on our balance sheet, that is, at December 31, 2000, and March 31,2001, these shares were removed from our "permanent" equity and reclassified as "Redeemable Common Stock". This reclassification caused us to have large shareholders' deficits at December 31, 2000, and March 31, 2001. These shares and their associated values will return to our "permanent" equity either by passage of time for the timely assertion of the rescission claims or at such time as these shares are sold by their holders, which ever occurs earlier.

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

The following table sets forth our current assets and current liabilities at March 31, 2001, and December 31, 2000:

		3/31/01	12/31/00
Current Assets	Cash	$125,494	$1,088
	Accounts Receivable	384	0
	Inventory	246,721	246,721

Current Liabilities	Disbursements in excess of cash balances	$ 42,469	$42,469
	Accounts payable	1,473,817	1,472,030
	Accrued payroll	200,155	158,262
	Other current liabilities	51,824	41,824
	Property dividends payable	43,750	43,750
	Notes payable to stockholder	32,728	6,638

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

Due to the current low market price for our common stock, it is a distinct possibility that we will not receive all $2.5 million needed to achieve the two primary objectives described above. This circumstance could make it extremely difficult for us to obtain additional capital with which to expand our business. In this regard, you should read the "Risk Factors" section above.

Currently, we have no other sources for funding on the scale of the Fusion Capital transaction.

If we do not obtain the necessary funding, we would be forced to cease operations.

Capital Expenditures

During 2000, we made approximately $195,000 in equipment purchases, approximately 40% for wireless Internet equipment and approximately 60% for needed equipment in our network operations center. We currently have no capital with which to make any significant capital expenditures. Should we obtain funding under the Fusion Capital agreement, we will be able to make major expenditures on Quick-Cell-related equipment, as described above. However, without additional capital, we will make no capital expenditures. During Fiscal 1999, we made $614,193 in equipment purchases. During the first quarter of 2001, we made no capital expenditures, due to our limited amount of capital. It is likely that we will lack capital to make capital expenditures, unless and until we begin to obtain funds under the Fusion Capital agreement.

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

(d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, +OK unique-id listing follows 1 1966 2 1967 3 1968 4 1969 5 1970 6 1971 7 1972