Form 10QSB
period 2001-06-30
USURF AMERICA INC
filed 2001-08-17
CIK 1035398

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

(225) 922-7744

(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 13, 2001
Common Stock, $.0001 par value	21,601,834

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USURF America, Inc.

Consolidated Balance Sheets as of June 30, 2001 (unaudited), and December 31, 2000

Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000 (unaudited), and for the Six Months Ended June 30, 2001

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)

Notes to Consolidated Financial Statements

USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	6/30/01	12/31/00
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$19,593	$1,088
Inventory	241,378	246,721

TOTAL CURRENT ASSETS	260,971	247,809

PROPERTY AND EQUIPMENT,
Cost	140,554	138,954
Less: accumulated depreciation	(88,769)	(69,476)

	51,785	69,478

INVESTMENTS	68,029	68,029

OTHER ASSETS	25,000	25,000

TOTAL ASSETS	$405,785	$410,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

	6/30/01	12/31/00
	(unaudited)	(audited)
CURRENT LIABILITIES
Disbursements in excess of cash balances	$42,469	$42,469
Accounts payable	1,476,688	1,472,030
Accrued payroll	255,732	158,262
Other current liabilities	61,824	41,824
Property dividend payable	43,750	43,750
Notes payable to stockholder	54,928	6,638

TOTAL CURRENT LIABILITIES	1,935,391	1,764,973

LONG-TERM LIABILITIES
Deferred income tax	0	0

TOTAL LIABILITIES	1,935,391	1,764,973

REDEEMABLE COMMON STOCK
Common stock subject to rescission, $.0001 par value, Outstanding: 4,906,549 shares at June 30, 2001 and 2,767,823 shares at December 31, 2000	5,090,252	3,897,552
Deferred consulting	0	(574,000)

	5,090,252	3,323,552

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; Authorized: 100,000,000; Issued and Outstanding: 15,729,349 shares at June 30, 2001, and 13,920,985 shares at December 31, 2000	2,011	1,392
Additional paid-in capital	30,662,339	30,286,687
Accumulated deficit	(36,087,566)	(34,502,160)
Subscriptions receivable	278,150	933,514
Deferred consulting	(1,474,792)	(1,397,642)

	(6,619,858)	(4,678,209)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$405,785	$410,316

USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/01	6/30/00	6/30/01	6/30/00
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Revenues	$15,507	$625,321	$15,891	$1,222,713
Cost of goods sold	(5,343)	(400,164)	(5,343)	(669,300)

Gross profit	10,164	225,157	10,548	553,413

OPERATING EXPENSES
Depreciation and amortization	7,713	2,280,883	19,293	4,519,427
Professional fees	432,318	826,657	1,139,606	1,216,695
Rent	7,131	67,728	12,492	129,298
Salary and commissions	215,822	411,531	376,568	810,889
Advertising	0	3,816	0	18,995
Other	31,327	247,385	47,995	496,915

Total Operating Expenses	694,311	3,838,000	1,595,954	7,192,219

LOSS FROM OPERATIONS	(684,147)	(3,612,843)	(1,585,406)	(6,638,806)

OTHER INCOME (EXPENSE)
Other income (expense)	0	(6,065)	0	553
Interest expense	(0)	(11,662)	(0)	(21,432)

LOSS BEFORE INCOME TAX	(684,147)	(3,630,570)	(1,585,406)	(6,659,685)

INCOME TAX BENEFIT	0	481,673	0	953,192

NET LOSS	(684,147)	(3,148,897)	(1,585,406)	(5,706,493)

Net loss per common share	(.05)	(.24)	(.11)	(.44)

Weighted average number of shares outstanding	15,188,697	13,277,058	14,564,873	13,107,279

USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,585,406)	$(5,706,493)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,293	4,519,427
Consulting fees recognized	1,053,110	1,099,032
Compensation expense	47,947	48,000
Deferred income taxes	0	(953,192)
Accounts receivable	0	27,178
Inventory	5,343	2,379
Other current liabilities	20,000	(16,829)
Other assets and liabilities	7,400	29,288
Deferred revenue	0	14,488
Accounts payable	4,658	331,420
Prepaid expenses and other current assets	0	(3,299)
Accrued payroll	97,470	68,029

Net cash used in operating activities	(330,185)	(540,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions	0	7,704
Capital expenditures	(1,600)	(186,754)

Net cash used in investing activities	(1,600)	(179,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations	0	(5,910)
Proceeds from subscriptions receivable	302,000	240,000
Proceeds from notes payable to stockholder	48,290	463,900
Issuance of common stock for cash	0	0
Payment on note payable to stockholder	0	(11,093)

Net cash provided by financing activities	350,290	686,897

Net increase (decrease) in cash and cash equivalents	18,505	(32,725)
Cash and cash equivalents, beginning of period	1,088	75,313

Cash and cash equivalents, end of period	19,593	42,588

SUPPLEMENTAL DISCLOSURE OF NON-CASH

INVESTING AND OTHER CASH FLOW INFORMATION

Six Months Ended June 30, 2001:

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

In April 2001, the Company issued 300,000 shares of stock valued at $183,000, under a consulting agreement.

In May 2001, the Company issued 200,000 shares of stock valued at $62,000, in payment of a finder’s fee arising out of a common stock purchase agreement.

In May 2001, the Company issued 60,000 shares of stock valued at $24,000, under a consulting agreement.

In June 2001, the Company issued 20,000 shares of stock valued at $7,400, pursuant to a settlement agreement.

During the six months ended June 30, 2001, the Company issued a total of 70,000 shares of stock to a consultant, which shares were issued under a consulting agreement at prices based on then-current market price of the Company’s common stock.

Six Months Ended June 30, 2000:

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

Six Months Ended June 30, 2001

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

Note 2. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 2001 and 2000, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

Note 3. Notes Payable to Shareholder

June 30, 2001
(unaudited)
Notes payable to stockholder, interest accrues at 8%, due on demand and unsecured	$54,928

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

In June 2001, the Company sold, pursuant a Securities Purchase Agreement, 205,000 shares of common stock and 205,000 warrants with an exercise price of $.20, exercisable for a period of three years from issuance. These securities were sold for $41,000 in cash, with no portion of the purchase price having been allocated to the warrants. In connection with this transaction, the Company issued, as a finder's fee, 20,500 shares of common stock and 82,000 warrants with an exercise price of $.20 per share, exercisable for a period of three years from issuance.

Note 5. Other Material Stock Issuances

In January 2001, the Company issued 800,000 shares of its common stock as a commitment fee under a common stock purchase agreement to an unrelated company. See Note 7.

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

Subsequent to the involuntary bankruptcy, CyberHighway lost nearly all of its customers. Due to this loss of customer base, the Company's intangible assets relating to those customers were determined to be worthless. The write-off of the intangible assets reflected on the Company's December 31, 2000 balance sheet was $4,814,272 (net of deferred taxes). Due to this change in operating environment, the Company's revenues have decreased substantially as well as a decrease in expenses associated with the elimination of personnel previously required to operate the Company's network operations center, and accordingly goodwill has been impaired. The write-down of goodwill reflected on the Company's December 31, 2000, statement of operations was $4,425,037.

B. Potential Rescission Claims

Since January 2000, a total of 4,906,549 shares of the common stock of the Company may have been issued in violation of Section 5 of the Securities Act of 1933, as amended. The aggregate value assigned to these shares upon their issuance totaled $5,090,252. It is possible that each of the issues of these shares has a potential claim for rescission of their respective issuance transactions.

The Company believes that it is unlikely that any of these potential rescission claims will be asserted against the Company.

Note 7. Financing Transaction

On May 9, 2001, the Company entered into an amended and restated common stock purchase agreement with an unrelated company to sell up to $10,000,000 of its common stock. The purchase price of the shares under this agreement will vary, based on future market prices of the Company's common stock. The agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default, which include:

-

if for any legal reason the shares purchased cannot be sold pursuant to this prospectus for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;

-	suspension by the American Stock Exchange of Company common stock from trading for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;
-	the Company’s failure to satisfy any listing criteria of the American Stock Exchange for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;
-

(1) notice from the Company’s transfer agent to the effect that the Company or the transfer agent intends not to comply with a proper request for purchase of shares under the purchase agreement; (2) the Company’s failure to promptly confirm to the transfer agent the buyer's purchase notice; or (3) the failure of the transfer agent to issue shares of common stock promptly upon delivery of a purchase notice or upon delivery of a warrant exercise notice;

-

any material breach of the representations or warranties or covenants contained in the purchase agreement or any related agreements which has or which could have a material adverse affect on the Company, subject to a cure period of 10 trading days;

-

if the number of shares to be issued to the buyer reaches an aggregate amount that would require shareholder approval under the principal market regulations (to the extent not previously obtained and then required) or otherwise cause us to breach the principal market rules and regulations;

-	a default of any payment obligation of the Company in excess of $1.0 million; or
-	commencement of insolvency or bankruptcy proceedings by or against the Company.

Upon the occurrence of the event of default, the buyer would no longer be obligated to purchase any additional shares of stock. The Company is currently in compliance with these criteria and expects to continue to comply in the future. The Company’s Registration Statement on Form S-1, SEC File No. 333-63846, effective date, June 29, 2001, relates to the shares of common stock being sold under that agreement. As of July 31, 2001, the Company had received $150,000 under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Our management has determined to commit all of our available resources to the exploitation of our Quick-Cell wireless Internet access products. We currently lack the capital necessary to implement our full-scale Quick-Cell business plan.

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

Effective July 1, 1999, we assigned all of our television-related assets to New Wave Media Corp., in exchange for a 15% ownership interest in New Wave common stock. This business segment was discontinued as of that date and, since then, has not, and will not, generate any revenues. Our board of directors has declared a dividend with respect to all of the New Wave shares. These shares will be distributed to our shareholders, upon New Wave’s completion of a Securities Act registration of the distribution transaction. This registration proceeding has not been commenced by New Wave, due to a lack of funds necessary to pay related professional expenses. New Wave has advised us that it is making its best efforts to obtain capital for this purpose, but cannot provide an exact time by which this will occur.

Since 1998, we have acquired seven dial-up Internet service providers, including CyberHighway, the business of www.e-tail.com and a web design firm, none of which was an affiliated company nor were any acquired from an affiliate. All but one of these acquisitions were made for shares of our stock. All of these acquisitions were accounted for as a purchase, which means that we did not include past operations of the acquired businesses in our historical statements of operations. Also in connection with these acquisitions, we recorded large amounts of amortizable customer base and goodwill values, as a result of the acquisitions’ valuations exceeding the values of the tangible net assets. At December 31, 2000, all of these values were written off, due to the demise of CyberHighway’s business. Please see the discussion under “CyberHighway Bankruptcy” below.

All of the customers of the acquired Internet access providers were assimilated into the dial-up operations of our CyberHighway subsidiary, which has no remaining customers – please see the discussion under “CyberHighway Bankruptcy” below.

Current Overview

Our management has committed all available current and future capital and other resources to the commercial exploitation of our Quick-Cell wireless Internet access products. It is these products upon which our future is based.

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital Fund II, LLC. This agreement replaced a similar agreement entered into in October 2000. Pursuant to the agreement, Fusion Capital may purchase up to $10 million of our common stock. The shares of our common stock being issued under this agreement are the subject to an effective registration statement, SEC File No. 333-63846. As of July 31, 2001, we had received $150,000 under our agreement with Fusion Capital. Please see the discussion under the heading “Management’s Plans Relating to Future Liquidity”, for a more thorough explanation of the impact this agreement could have on our business. As we obtain this funding, we will pursue our wireless Internet business plan. We have commenced construction of Quick-Cell systems in three cities in South Texas, San Angelo, Del Rio and Fredricksburg. Also, we have commenced marketing of our Quick-Cell service through a reseller, although, to date, no sales have been made by this reseller. We will continue to need capital, as we continue to expand our wireless Internet business. We may never possess enough capital to permit us to earn a profit.

As CyberHighway’s business has become defunct while in bankruptcy, we have determined not to attempt to revive our dial-up Internet access business and, for the foreseeable future, we have abandoned development of our e-commerce business.

CyberHighway Bankruptcy

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss requires the approval of CyberHighway’s creditors. However, some of CyberHighway’s creditors have objected to the dismissal of the proceeding. The basis of the creditors’ objection is their belief that CyberHighway’s as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway’s most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as a claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. The objecting creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

The January 1999 acquisition of CyberHighway fundamentally altered our company. Our annual revenues went from nearly zero to about $2.5 million. Throughout 2000, operating losses at CyberHighway, primarily personnel costs and leased telephone-line charges, steadily increased, while revenues began to decrease slightly each quarter. This trend continued until September 2000.

As a means to achieve immediate cost savings at CyberHighway, in September 2000, the following actions were taken:

-	CyberHighway sold its affiliate-ISP business for $40,500, in cash; and
-	CyberHighway contracted with Dialup USA for all “backroom” and customer support services, which took effect at the end of October 2000.

These actions did reduce monthly operating costs by approximately $50,000.

However, the involuntary bankruptcy proceeding started the demise of CyberHighway’s business, in effect rendering our September 2000 actions meaningless. Since that time, CyberHighway’s company-owned dial-up customer base has gone from approximately 8,500 to none. The filing of the involuntary bankruptcy and CyberHighway’s switch-over to the network of Dialup USA were the primary causes of CyberHighway’s customer base demise. We will not apply any available future capital to the revitalization of our dial-up Internet access business.

This sudden and permanent demise of CyberHighway’s customer base has rendered our intangible assets relating to those customers to become worthless. The write-off of these intangible assets totalled $4,814,272, net of deferred taxes, as reflected in our December 31, 2000, financial statements. Due to this change in operating environment, monthly revenues have decreased substantially, and, accordingly, goodwill has been impaired. The write-down of goodwill totalled $4,425,037, as reflected in our December 31, 2000, statement of operations.

Shareholder Loans - Conversion to Equity

In August 2000, our president, David M. Loflin, converted all loan amounts owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Since August 2000, Mr. Loflin has made small loans to us to ease periods of restricted cash flow. At June 30, 2001, we owed Mr. Loflin $54,928.

Results of Operations

General. By the end of February 2001, CyberHighway had lost all of its dial-up Internet access customers and we do not foresee the revitalization of CyberHighway’s business. You should not purchase our common stock expecting that CyberHighway’s business will assist in making us profitable.

Our revenues for the first half of 2000 were derived from CyberHighway’s business. During the first half of 2001, we derived no revenue from CyberHighway’s business.

For the first six months of 2001, our revenues were dervied from our Quick-Cell wireless Internet access system in Santa Fe, New Mexico. With the demise of CyberHighway, any future revenues will be derived from sales of our Quick-Cell wireless Internet access service. We currently lack the capital necessary to pursue our Quick-Cell business plan on a full-scale basis, and we may never possess enough capital with which to exploit fully our Quick-Cell products, even though we have begun to obtain funds under our agreement with Fusion Capital. In this circumstance, it is likely that we would never earn a profit.

Before the demise of CyberHighway, our revenues were derived primarily from monthly customer payments for dial-up access and from per-customer royalty payments from our CyberHighway affiliate-ISPs.

Beginning in March 2000, we began initial Quick-Cell wireless Internet access operations in Santa Fe, New Mexico. Currently, we have approximately 120 Quick-Cell customers. Throughout 2000, these customers were in their one-year “free-use” period. Beginning in March 2001, we began to bill the customers who had completed their one-year of free use. The lack of growth of our wireless Internet access business during 2000 is due to the fact that our available monies were applied to CyberHighway expenses and corporate overhead. We had no available capital to apply to the expansion of the Santa Fe market.

Since June 30, 2001, we have begun construction of Quick-Cell wireless Internet access systems in three South Texas cities. Customers are expected to begin to be placed on these systems in August 2001. We are planning to construct additional Quick-Cell systems throughout the remainder of 2001 and the first half of 2002. We cannot predict the number of customers we will secure during the remainder of 2001.

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

In cities in which we construct company-owned Quick-Cell systems, we intend to employ telephone marketing as the initial means for acquiring customers and, later, mass media. We will employ a sales force that will focus primarily on potential business customers. This focus on business customers is based on our management’s informal study of Internet usage by businesses versus home users that revealed businesses’ higher demand for high-speed Internet access. Our management’s decision may prove to have been incorrect, which would significantly impair our ability to earn a profit. Our management believes, based on its collective business experience, that effective marketing techniques can overcome Quick-Cell’s lack of name recognition, although this belief may also prove to be incorrect. Our Quick-Cell business will not be able to succeed without additional capital.

In cities where a Quick-Cell reseller operates, we will not have final approval of the reseller’s marketing strategies. Our resellers will be permitted to market our Quick-Cell service in any commercially reasonable manner. We cannot, therefore, assure you that any of our resellers will ever achieve high enough sales levels that would permit us to earn a profit.

Under our Quick-Cell reseller agreement with Wireless WebConnect!, Inc., we expect to derive revenues as follows:

-	WebConnect’s purchase of each Quick-Cell cell site;
-	WebConnect’s purchase of all customer modems;
-	Charges for installation services on behalf of every customer acquired by WebConnect; and
-

Monthly per-Quick-Cell-customer royalties – while we anticipate that this monthly per-customer royalty will average approximately $12.00, we cannot assure you that the monthly per-customer will be that high; in any event, given the number of customers that can use a single Quick-Cell cell site, approximately 2,000, the lowest monthly per-customer royalty to be paid by WebConnect will be about $9.00.

We expect our revenues for all of 2001 to be significantly below those of 2000, since we no longer will derive revenues from the operations of CyberHighway. In 2001, we will produce significant revenues only if we are able to be successful in placing Quick-Cell service customers online during the last four months of 2001, of which there is no assurance.

Potential Rescission Claims. Since January 2000, a total of 4,906,549 shares of our common stock with an aggregate assigned value of $5,090,252 may have been issued in violation of Section 5 of the Securities Act. 4,776,549 of these shares were issued in payment of services or as bonuses to employees and 130,000 of these shares were issued for cash or underlie currently exercisable warrants, which were sold or will be sold for at total of $650,000 in cash. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions. We do not possess capital with which to pay any such claims, if asserted, and, if such claims are asserted, it is possible that our then-available capital would become impaired and our future operating results would likely suffer.

Six Months Ended June 30, 2001, versus Six Months Ended June 30, 2000. During the 2000 period, all of our revenues were generated by CyberHighway’s dial-up Internet access operations. We derived our revenues from monthly customer payments for dial-up Internet access, which averaged approximately $18.00 per customer. We also derived revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which averaged approximately $1.75 per customer. This affiliate-ISP business was sold in September 2000.

During the 2001 period, we had only small revenues from our wireless Internet access business. We derived no revenues from CyberHighway’s operations. Whether or not we obtain capital, our existing operations in Santa Fe will increase slightly from month to month, as our customers end their free-use periods and begin to pay for our wireless Internet access services.

Our revenues for all of 2001 can be expected to be significantly below our revenue levels of 2000. However, due to uncertainties relating to the timing of receipt of funds under the Fusion Capital agreement, we can make no prediction of our actual revenues.

Our operating results for the first half of 2001 and 2000 are summarized in the following table:

	First Half 2001	First Half 2000

Revenues	$15,891	$1,222,713
Cost of goods sold	5,343	669,300
Gross profit	10,548	553,413
Operating expenses	1,595,954	7,192,219
Loss from operations	1,585,406	6,638,806
Net loss	1,585,406	5,706,493

Our net loss of $1,585,406 for the first half of 2001 was significantly less than our net loss for the 2000 period of $5,706,493. This reduced net loss is attributable primarily to:

-

Depreciation and amortization decreasing from $4,519,427 for the 2000 period to $19,293 for the 2001 period. This reduction is due to the demise of CyberHighway’s business and the write-off of all of our intangible assets associated with that business, which occurred during December 2000. We no longer amortize those intangible assets.

-

Professional fees decreased from $1,216,695 in the 2000 period to $1,139,606 in the 2001 period. A portion of the current period’s professional fees is due to the issuance of 800,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $248,000, as well as the monthly amortization of various consulting agreements under which we issued stock for services during 2000 and 2001.

-

Salary and commissions fell from $810,889 in 2000 to $376,568 in 2001. Our lower salary and commissions during 2001 is attributable to CyberHighway’s demise, its personnel having been reduced from about 30 during the first quarter of 2000 to none, now.

-

Rent expense decreased from $129,298 during the first quarter of 2000 to $12,492 during the 2001 period. This large decrease is the result of our abandoning all leased premises of CyberHighway, following the filing of the involuntary bankruptcy proceeding. Our monthly lease expense for the remainder of 2001 will remain at current levels.

-

Other expenses fell from $496,915 in 2000 to $47,995 in 2001. The reduction in this line item is attributable to the demise of CyberHighway’s business, as well as our severe lack of capital during the last half of 2000 and most of the first half of 2001.

Our statements of operations reflect an income tax benefit of $953,192 for the 2000 period and no such benefit for the 2001 period. This income tax benefit was attributable to the difference in the bases of our acquired customer bases for book versus tax purposes. Since our intangible assets were completely written-off as of December 31, 2000, we no longer derive any similar income tax benefit.

Beginning in September 2001, our operations will begin to reflect the completion of current Quick-Cell system construction efforts, as customers begin to be placed online. However, we cannot predict our results of operations for the remainder of 2001. However, our revenues for all of 2001 will be substantially below our 2000 revenues.

During the first half of 2001, we issued 630,000 shares of common stock under four separate consulting agreements; these shares were valued for financial accounting purposes at approximately $250,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2001 and 2002. Subsequent to June 30, 2001, we issued 600,000 shares under two separate consulting agreements; these shares have been valued for financial accounting purposes at approximately $200,000, in the aggregate, and will be expensed in equal monthly amounts during the remainder of 2001 and a portion of 2002.

During the first half of 2000, we issued 320,000 shares of common stock under four separate consulting agreements; these shares were valued for financial accounting purposes at $1,415,000, in the aggregate. This amount was expensed in equal monthly amounts during 2000 and part of 2001.

Liquidity and Capital Resources

General. Since our inception, we have had a significant working capital deficit. Following the CyberHighway acquisition and until the recent demise of CyberHighway’s business, we generated significant monthly revenues, yet continued to have a working capital deficit. Currently, we are substantially illiquid, although we do possess approximately $50,000 in cash, the result of sales of our common stock pursuant to our agreement with Fusion Capital. Without additional capital, it is possible that we would be forced to cease operations.

Our Capital Needs. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $2.0 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.

Currently we do not possess enough capital to accomplish our goals for our Quick-Cell wireless Internet access business, including the construction of Quick-Cell systems. When we refer to the construction of a Quick-Cell system in any city, that process requires the following expenditures:

-	A single Quick-Cell cell site, including a Quick-Cell server modem, parts and configuration – projected average cost: $12,000;
-	Tower lease site – projected average cost: $500 per month;
-	Direct T1 telephone line connection to the Internet – projected average cost: $1,200 per month; and
-	Initial inventory of customer modems – approximate cost: $70,000.

Each Quick-Cell cell site added to an existing system will cost approximately $12,000 for the server modem, parts and configuration, plus tower lease costs and, if customer usage requires, the cost of a direct T1 telephone line connection to the Internet.

Because we are now receiving funds pursuant to the Fusion Capital agreement, we expect to have enough money to pay for the construction of the initial Quick-Cell cell site in at least three markets per month. We cannot assure you that we will be able to construct Quick-Cell cell sites at that rate.

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

Proceeds from the Fusion Capital Agreement. Beginning in July 2001, we began to receive the first funds of up to $10 million under our agreement with Fusion Capital. Assuming we receive the entire $10 million under that agreement, of which there is no assurance, we anticipate that we will apply these funds as follows:

Purchase of Quick-Cell Equipment	$6,000,000
Construction of Quick-Cell Systems	1,300,000
Marketing	1,000,000
General and Administrative Expenses	200,000
Finder’s Fee	800,000
Working Capital	700,000
Total	10,000,000

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

Potential Rescission Claims. Because we lack the capital to pay any potential claims for rescission that may be asserted by some of our shareholders, any such claim made against us could negatively impact our ability to continue in business. These claims relate to a total of approximately 4,900,000 shares valued at approximately $5,100,000. We do not possess capital with which to pay any such claims, if asserted, and, if such claims are asserted, it is possible that we would be forced to cease operations, as our then-available capital could become severely impaired.

June 30, 2001. Historically, we have had a significant working capital deficit. At June 30, 2001, our working capital deficit was $1,674,420, which is higher than our $1,517,164 deficit at December 31, 2000. Increases in accrued payroll, other current liabilities and notes payable to shareholder were the primary causes of our larger working capital deficit. These increases in liabilities offset our receipt of cash pursuant to private sales of securities of $251,000 during the first half of 2001. Most of our accounts payable are accounts payable of CyberHighway. Without additional capital, our working capital deficit can be expected to become larger each quarter.

The following table sets forth our current assets and current liabilities at June 30, 2001, and December 31, 2000:

		6/30/01	12/31/00

Current Assets	Cash	$19,593	$1,088
	Accounts Receivable	0	0
	Inventory	241,378	246,721

Current Liabilities	Disbursements in excess of cash balances	$42,469	$42,469
	Accounts payable	1,476,688	1,472,030
	Accrued payroll	255,732	158,262
	Other current liabilities	61,824	41,824
	Property dividends payable	43,750	43,750
	Notes payable to stockholder	54,928	6,638

Our accrued payroll at June 30, 2001, as well as at December 31, 2000, is attributable primarily to accrued salary of our president and two of our vice presidents.

The increase in notes payable to stockholder, from $6,638 at December 31, 2000, to $54,928 at June 30, 2001, represents loans made to us by our president, David M. Loflin. All of this indebtedness is due on demand and bears interest at 8% per annum. The funds loaned during the first half of 2001 were used primarily for operating expenses. Mr. Loflin has advised us that he does not intend to demand payment of his loans, until their repayment would not adversely affect our financial position. Without outside funding, it is possible that Mr. Loflin may loan us additional funds, though no assurance or prediction can be made in this regard.

In addition to Mr. Loflin’s loans, during the first half of 2001, we obtained a total of $302,000 in cash from private sales of our securities.

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

Cash Flows from Operating Activities. During the first half of 2001, our operations used $330,185 in cash compared to cash used of $540,572 during the first half of 2000. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salary and commissions. We do not expect operating activities to provide cash during the remainder of 2001.

Cash Flows from Investing Activities. During the first half of 2001, our investing activities used 1,600 in cash. In the first half of 2000, we used cash of $179,000 in our investing activities, where our equipment purchases were offset, in part, by cash acquired in acquisitions. We cannot predict our cash flows from investing activities for the remainder of 2001, although it may be significant, due to our agreement with Fusion Capital.

Cash Flows from Financing Activities. For the first half of 2001, our financing activities provided $350,290 in cash. Of this amount, $48,290 is attributable to loans from our president and $302,000 is attributable to private sales of securities. For the first half of 2000, our financing activities provided $686,897 in cash, $240,000 of which is attributable to private sales of our securities and $463,900 of which is attributable to loans from our president. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities, although we expect to derive significant cash under our agreement with Fusion Capital.

Management’s Plans Relating to Future Liquidity

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $2.0 million.

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
-

During the term of the Fusion Capital agreement, we may not issue, or agree to issue, any variable-priced equity or variable-priced “equity-like” securities, unless we have obtained Fusion Capital's prior written consent.

Should we obtain at least $2.0 million under the Fusion Capital agreement, we expect that we will be able to accomplish our two primary objectives:

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

Capital Expenditures

During 2000, we made approximately $195,000 in equipment purchases, approximately 40% for wireless Internet equipment and approximately 60% for needed equipment in our network operations center. We currently have no capital with which to make any significant capital expenditures. As we obtain funds under the Fusion Capital agreement, we will be able to make major expenditures on Quick-Cell-related equipment, as described above. However, without additional capital, we will make no capital expenditures.

CERTAIN STATEMENTS CONTAINED IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE, THUS, PROSPECTIVE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS IS OUR ABILITY TO OBTAIN CAPITAL IN AMOUNTS NECESSARY FOR US TO ACCOMPLISH OUR PLAN FOR THE EXPLOITATION OF OUR QUICK-CELL WIRELESS INTERNET ACCESS PRODUCTS, AS WELL AS CONSUMER ACCEPTANCE OF THESE PRODUCTS.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CyberHighway Involuntary Bankruptcy

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454. The petitioning creditors were ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss requires the approval of CyberHighway’s creditors. However, some of CyberHighway’s creditors have objected to the dismissal of the proceeding. The basis of the creditors’ objection is their belief that CyberHighway’s as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway’s most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. The objecting creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway, no prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

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

In January 2001, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. We have alleged that Mr. Wiebelt violated certain terms of his employment agreement and are seeking damages resulting from those violations. This case is in its early stages and no prediction as to its outcome can be made. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01.

Possible Claim

Some time in the future, it is possible that we will enter into arbitration proceedings with Commonwealth Associates. The dispute revolves around Commonwealth’s claim that we owe it approximately 127,000 shares of our common stock. It is our position that Commonwealth is entitled to any shares and will vigorously defend our position in arbitration. We cannot predict the outcome of this arbitration proceeding.

Potential Legal Proceeding

In addition to CyberHighway’s cause of action against Dialup USA, it is the intention of USURF America to pursue damage claims against Dialup USA for tortiously interfering with the beneficial business relationships between CyberHighway and its customers. These claims arise out of Dialup USA’s actions on behalf of one of our former officers, which were designed to divert customers to a company controlled by him. Our claim against Dialup USA will be for approximately $2 million. We have not established a date by which we intend to commence this legal proceeding.

Item 2. Changes in Securities.

During the three months ended June 30, 2001, we issued securities as follows:

     1.(a) Securities Sold. In April 2001, we issued 300,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to IBC.TV, LLC.

       (c) Consideration. Such shares were issued under a consulting agreement and valued at $.61 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

     2. (a) Securities Sold. In May 2001, we issued 200,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Gruntal & Co., L.L.C.

       (c) Consideration. Such shares were issued as a finder’s fee and valued at $.35 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

     3. (a) Securities Sold. In May 2001, we issued 60,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Peter Rochow.

       (c) Consideration. Such shares were issued under a consulting agreement and valued at $.37 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933, as amended.

       (e) Terms of Conversion or Exercise. Not applicable.

     4. (a) Securities Sold. In June 2001, we issued 20,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to CyberHighway of North Georgia.

       (c) Consideration. Such shares were issued under an oral agreement and valued at $.35 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

     5. (a) Securities Sold. In June 2001, we issued 60,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Fusion Capital Fund II, LLC.

       (c) Consideration. Such shares were issued pursuant to a consulting agreement and were valued at $.45 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

  6. (a) Securities Sold. In June 2001, 205,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Anchor House Ltd.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement, at a price of $.20 per share.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

     (e) Terms of Conversion or Exercise. Not applicable.

  7. (a) Securities Sold. In February 2001, 205,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Anchor House Ltd.

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

Subsequent to June 30, 2001, the Company has issued unregistered securities, as follows:

     1.(a) Securities Sold. In July 2001, we issued 300,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Peter Rochow.

       (c) Consideration. Such shares were issued pursuant to a consulting agreement and valued at $.39 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933, as amended.

       (e) Terms of Conversion or Exercise. Not applicable.

     2.(a) Securities Sold. In July 2001, we issued 200,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Newlan & Newlan, Attorneys at Law.

       (c) Consideration. Such shares were issued for professional services rendered and valued at $.39 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

     3. (a) Securities Sold. In July 2001, we issued 5,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Lionel J. Colbert

       (c) Consideration. Such shares were issued as an employment bonus and valued at $.39 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

     4. (a) Securities Sold. In July 2001, we issued 100,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Slade S. Maurer.

       (c) Consideration. Such shares were issued as an employment bonus and valued at $.39 per share.

       (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, but this exemption may not have been available.

       (e) Terms of Conversion or Exercise. Not applicable.

  5. (a) Securities Sold. In July 2001, 20,500 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Shelter Capital Ltd.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a finder’s fee agreement, at a price of $.20 per share.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

     (e) Terms of Conversion or Exercise. Not applicable.

  6. (a) Securities Sold. In July 2001, 336,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.

     (c) Consideration. Such warrants were issued for no additional consideration pursuant to a finder’s fee agreement.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

      (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.25 per share and exercisable for a period of three years from issuance.

  7. (a) Securities Sold. In August 2001, 300,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Wall Street Marketing Group, Inc.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and valued at $.32 per share.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

     (e) Terms of Conversion or Exercise. Not applicable.

  8. (a) Securities Sold. In August 2001, 100,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Wall Street Marketing Group Inc.

     (c) Consideration. Such warrants were issued for no additional consideration pursuant to a consulting agreement.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

      (e) Terms of Conversion or Exercise. Exercise price of the warrants is $2.00 per share and exercisable for a period of three years from issuance.

  9. (a) Securities Sold. In August 2001, 100,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Wall Street Marketing Group Inc.

     (c) Consideration. Such warrants were issued for no additional consideration pursuant to a consulting agreement.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

      (e) Terms of Conversion or Exercise. Exercise price of the warrants is $4.00 per share and exercisable for a period of three years from issuance.

  10. (a) Securities Sold. In August 2001, 100,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Wall Street Marketing Group Inc.

     (c) Consideration. Such warrants were issued for no additional consideration pursuant to a consulting agreement.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

      (e) Terms of Conversion or Exercise. Exercise price of the warrants is $6.00 per share and exercisable for a period of three years from issuance.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on From 8-K.

During the three months ended June 30, 2001, we filed the following Current Reports on Form 8-K:

-	on or about April 5, 2001, we filed a Current Report on Form 8-K in which we made disclosure pursuant to Regulation FD; and
-	on or about June 29, 2001, we filed a Current Report on Form 8-K in which we reported the effectiveness of a registration statement, SEC File No. 333-96027.

Subsequent to June 30, 2001, on or about July 2, 2001, we filed a Current Report on Form 8-K in which we reported the effectiveness of a registration statement, SEC File No. 333-63846.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2001.

USURF AMERICA, INC.

By: /s/ David M. Loflin

David M. Loflin

President and Acting

Principal Financial Officer