Form 10QSB
period 2001-09-30
USURF AMERICA INC
filed 2001-11-19
CIK 1035398

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 16, 2001
Common Stock, $.0001 par value	24,686,834

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USURF America, Inc.

Consolidated Balance Sheets as of September 30, 2001 (unaudited), and December 31, 2000

Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and 2000 (unaudited), and for the Nine Months Ended September 30, 2001

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

Notes to Consolidated Financial Statements

USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	9/30/01	12/31/00
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$4,646	$1,088
Inventory	245,323	246,721

TOTAL CURRENT ASSETS	249,969	247,809

PROPERTY AND EQUIPMENT,
Cost	143,114	138,954
Less: accumulated depreciation	(96,707)	(69,476)

	46,407	69,478

INVESTMENTS	68,029	68,029

OTHER ASSETS	25,000	25,000

TOTAL ASSETS	$389,405	$410,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

	9/30/01	12/31/00
	(unaudited)	(audited)
CURRENT LIABILITIES
Disbursements in excess of cash balances	$42,469	$42,469
Accounts payable	1,494,816	1,472,030
Accrued payroll	287,684	158,262
Other current liabilities	73,599	41,824
Property dividend payable	43,750	43,750
Notes payable to stockholder	54,928	6,638

TOTAL CURRENT LIABILITIES	1,997,246	1,764,973

LONG-TERM LIABILITIES
Deferred income tax	0	0

TOTAL LIABILITIES	1,997,246	1,764,973

REDEEMABLE COMMON STOCK
Common stock subject to rescission, $.0001 par value, Outstanding: 4,295,102 shares at September 30, 2001, and 2,767,823 shares at December 31, 2000	4,496,363	3,897,552
Deferred consulting	0	(574,000)

	4,496,363	3,323,552

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; Authorized: 100,000,000; Issued and Outstanding: 19,034,270 shares at September 30, 2001, and 13,920,985 shares at December 31, 2000	2,341	1,392
Additional paid-in capital	31,945,048	30,286,687
Accumulated deficit	(36,664,534)	(34,502,160)
Subscriptions receivable	0	933,514
Deferred consulting	(1,387,059)	(1,397,642)

	(6,104,204)	(4,678,209)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,405	$410,316

USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/01	9/30/00	9/30/01	9/30/00
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Revenues (returns)	$(11,287)	$598,837	$4,604	$1,821,550
Cost of goods sold (returned)	3,945	(142,152)	(1,398)	(811,452)

Gross profit (loss)	(7,342)	456,685	3,206	1,010,098

OPERATING EXPENSES
Depreciation and amortization	7,938	2,323,562	27,231	6,843,089
Professional fees	320,840	889,157	1,460,446	2,105,852
Rent	9,551	32,000	22,043	161,298
Salary and commissions	176,728	890,334	553,296	1,701,223
Advertising	0	66,787	0	85,782
Other	53,544	79,612	101,539	576,527

Total Operating Expenses	568,601	4,281,452	2,164,555	11,473,771

LOSS FROM OPERATIONS	(575,943)	(3,824,767)	(2,161,349)	(10,463,673)

OTHER INCOME (EXPENSE)
Other income (expense)	0	(6,065)	0	553
Interest expense	(1,025)	(15,350)	(1,025)	(36,782)

LOSS BEFORE INCOME TAX	(576,968)	(3,846,182)	(2,162,374)	(10,499,902)

INCOME TAX BENEFIT	0	481,673	0	1,434,865

NET LOSS	(576,968)	(3,364,509)	(2,162,374)	(9,065,037)

Net loss per common share	(.03)	(.25)	(.14)	(.69)

Weighted average number of shares outstanding	16,517,151	13,367,868	15,195,778	13,207,279

USURF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,162,374)	$(9,065,037)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,231	6,843,089
Consulting fees recognized	1,321,843	2,105,852
Compensation expense	47,947	48,000
Deferred income taxes	0	(1,434,865)
Accounts receivable	0	65,830
Inventory	1,398	32,150
Other current liabilities	19,775	(16,829)
Other assets and liabilities	7,400	46,601
Deferred revenue	0	14,488
Accounts payable	22,786	782,273
Prepaid expenses and other current assets	0	(8,553)
Accrued payroll	129,422	231,186

Net cash used in operating activities	(584,572)	(355,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions	0	7,704
Capital expenditures	(4,160)	(408,187)

Net cash used in investing activities	(4,160)	(400,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations	0	(5,910)
Proceeds from subscriptions receivable	302,000	240,000
Proceeds from notes payable to stockholder	48,290	539,980
Issuance of common stock for cash Fee associated with stock issuance	250,000 (8,000)	0 0
Payment on note payable to stockholder	0	(11,093)

Net cash provided by financing activities	592,290	762,887

Net increase in cash and cash equivalents	3,558	6,589
Cash and cash equivalents, beginning of period	1,088	75,313

Cash and cash equivalents, end of period	4,646	81,902

SUPPLEMENTAL DISCLOSURE OF NON-CASH

INVESTING AND OTHER CASH FLOW INFORMATION

Nine Months Ended September 30, 2001:

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

During the nine months ended September 30, 2001, the Company issued a total of 100,000 shares of stock to a consultant, which shares were issued under a consulting agreement at prices based on then-current market price of the Company’s common stock.

In July 2001, the Company issued 300,000 shares of stock valued at approximately $111,000, under a consulting agreement.

In September 2001, the Company issued 400,000 shares of stock valued at approximately $68,000, under a consulting agreement.

Nine Months Ended September 30, 2000:

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

Nine Months Ended September 30, 2001

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

Note 2. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 2001 and 2000, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

September 30, 2001
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

Subsequent to the involuntary bankruptcy, CyberHighway lost nearly all of its customers. Due to this loss of customer base, the Company's intangible assets relating to those customers were determined to be worthless. The write-off of the intangible assets reflected on the Company's December 31, 2000, balance sheet was $4,814,272 (net of deferred taxes). Due to this change in operating environment, the Company's revenues have decreased substantially and it has experienced a substantial decrease in expenses associated with the elimination of personnel previously required to operate the Company's network operations center, and accordingly goodwill has been impaired. The write-down of goodwill reflected on the Company's December 31, 2000, statement of operations was $4,425,037.

B. Potential Rescission Claims

At September 2001, a total of 4,295,102 shares of the common stock of the Company may have been issued in violation of Section 5 of the Securities Act of 1933, as amended. The aggregate value assigned to these shares upon their issuance totaled $4,496,363. It is possible that each of the issues of these shares has a potential claim for rescission of their respective issuance transactions.

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

Upon the occurrence of the event of default, the buyer would no longer be obligated to purchase any additional shares of stock. The Company is currently in compliance with these criteria and expects to continue to comply in the future. The Company’s Registration Statement on Form S-1, SEC File No. 333-63846, effective date, June 29, 2001, relates to the shares of common stock being sold under that agreement. As of September 30, 2001, the Company had received $250,000 under this agreement.

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

Since 1998, we have acquired seven dial-up Internet service providers, including CyberHighway, the business of www.e-tail.com and a web design firm, none of which was an affiliated company nor were any acquired from an affiliate. All but one of these acquisitions were made for shares of our stock. All of these acquisitions were accounted for as a purchase, which means that we did not include past operations of the acquired businesses in our historical statements of operations. Also in connection with these acquisitions, we recorded large amounts of amortizable customer base and goodwill values, as a result of the acquisitions’ valuations exceeding the values of the tangible net assets. At December 31, 2000, all of these assets were written off, due to the demise of CyberHighway’s business. Please see the discussion under “CyberHighway Bankruptcy” below.

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

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital Fund II, LLC. This agreement replaced a similar agreement entered into in October 2000. Pursuant to the agreement, Fusion Capital may purchase up to $10 million of our common stock. The shares of our common stock being issued under this agreement are the subject to an effective registration statement, SEC File No. 333-63846. As of September 30, 2001, we had received $250,000 under our agreement with Fusion Capital. Due to the current low market price for our stock, we have not obtained the maximum funding amount possible under this agreement, in an effort to avoid further downward pressure on our stock price. This has impeded our ability to expand our Quick-Cell business operations. We will remain in this position unless and until (1) our stock price increases significantly or (2) we secure funding from a source other than Fusion Capital, of which there is no assurance. Please see the discussion under the heading “Management’s Plans Relating to Future Liquidity”, for a more thorough explanation of the impact this agreement could have on our business. As we obtain this funding, we will pursue our wireless Internet business plan. In October 2001, we began company-owned Quick-Cell operations in Del Rio, Texas, and have agreements with two resellers there. We are approaching 100 customers in Del Rio, and consumer response has been excellent. However, our customer growth will continue to be slowed by a lack of capital. We have also completed the engineering efforts in four other South Texas towns. We will not begin marketing our Quick-Cell service in these towns, until we stabilize our working capital situation. We will continue to need capital, as we continue to expand our wireless Internet business. We may never possess enough capital to permit us to earn a profit.

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

These actions reduced monthly operating costs by approximately $50,000.

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

This sudden and permanent demise of CyberHighway’s customer base has rendered our intangible assets relating to those customers worthless. The write-off of these intangible assets totalled $4,814,272, net of deferred taxes, as reflected in our December 31, 2000, financial statements. Due to this change in operating environment, monthly revenues have decreased substantially, and, accordingly, goodwill was impaired. The write-down of goodwill totalled $4,425,037, as reflected in our December 31, 2000, statement of operations.

Shareholder Loans - Conversion to Equity

In August 2000, our president, David M. Loflin, converted all loan amounts owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Since August 2000, Mr. Loflin has made small loans to us to ease periods of restricted cash flow. At September 30, 2001, we owed Mr. Loflin $54,928.

Results of Operations

General. By the end of February 2001, CyberHighway had lost all of its dial-up Internet access customers and we do not foresee the revitalization of CyberHighway’s business. You should not purchase our common stock expecting that CyberHighway’s business will assist in making us profitable.

Our revenues for the first three quarters of 2000 were derived from CyberHighway’s business. During the first three quarters of 2001, we derived no revenue from CyberHighway’s business.

For the first nine months of 2001, our revenues were dervied from our Quick-Cell wireless Internet access system in Santa Fe, New Mexico. With the demise of CyberHighway, any future revenues will be derived from sales of our Quick-Cell wireless Internet access service. We currently lack the capital necessary to pursue our Quick-Cell business plan on a full-scale basis, and we may never possess enough capital with which to exploit fully our Quick-Cell products, even though we have begun to obtain limited funds under our agreement with Fusion Capital. In this circumstance, it is likely that we would never earn a profit.

Before the demise of CyberHighway, our revenues were derived primarily from monthly customer payments for dial-up access and from per-customer royalty payments from our CyberHighway affiliate-ISPs.

Beginning in March 2000, we began initial Quick-Cell wireless Internet access operations in Santa Fe, New Mexico. Currently, we have approximately 120 Quick-Cell customers. Throughout 2000, these customers were in their one-year “free-use” period. Beginning in March 2001, we began to bill the customers who had completed their one-year of free use; these customers will not be charged for their service during the fourth quarter of 2001, as we retrofit that system with our latest generation equipment. We will begin charging these customers as soon as the upgrade is completed. The lack of significant growth of our wireless Internet access business during 2000 and most of the first nine months of 2001 is due to the fact that our available monies were applied to CyberHighway expenses and corporate overhead in 2000 and corporate overhead in 2001.

Since September 30, 2001, we have begun Quick-Cell operations in Del Rio, Texas. We are nearing 100 customers online, but our growth there has been slowed due to our lack of capital. We cannot predict the number of customers we will secure during the remainder of 2001. Should we begin to derive greater amounts of funds under the Fusion Capital agreement, of which there is no assurance, we plan to construct additional Quick-Cell systems throughout 2002.

In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time. However, due to a lack of capital, this marketing effort was suspended. No paying customers use these systems, due to circumstances involving these companies that are beyond our control. For all of 2001 and the first half of 2002, we do not expect to derive significant revenues from customer modem sales to these Quick-Cell purchasers.

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

We have entered into a Quick-Cell reseller agreement with Wireless WebConnect!, Inc. Due to issues within WebConnect that were out of our control, to date, we have not derived any benefit from this agreement. However, after recent discussions with WebConnect, we expect to begin to implement our agreement in late 2001 or early 2002, as it appears that WebConnect’s internal issues have been resolved to a point that it is now in a position to participate as a Quick-Cell reseller.

Under our Quick-Cell reseller agreement with WebConnect, we expect to derive revenues as follows:

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

Our revenues for all of 2001 will be significantly below those of 2000, since we no longer will derive revenues from the operations of CyberHighway and we have lacked capital with which to implement a full-scale implementation of our Quick-Cell business plan. In 2002, we will produce significant revenues only if we are able to be successful in placing Quick-Cell service customers online, of which there is no assurance, due to the uncertainty surrounding our level of capitalization to be derived under the Fusion Capital agreement.

Potential Rescission Claims. Currently, 4,295,102 shares of our common stock with an aggregate assigned value of $4,496,363 may have been issued in violation of Section 5 of the Securities Act. Only 130,000 of these shares were issued for cash or underlie currently exercisable warrants, which were sold or will be sold for at total of $650,000 in cash. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions. We do not possess capital with which to pay any such claims, if asserted, and, if such claims are asserted, it is possible that our then-available capital would become impaired and our future operating results would likely suffer.

Nine Months Ended September 30, 2001, versus Nine Months Ended September 30, 2000. During the 2000 period, all of our revenues were generated by CyberHighway’s dial-up Internet access operations. We derived our revenues from monthly customer payments for dial-up Internet access, which averaged approximately $18.00 per customer. We also derived revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which averaged approximately $1.75 per customer. This affiliate-ISP business was sold in September 2000.

During the 2001 period, we had only small revenues from our wireless Internet access business. We derived no revenues from CyberHighway’s operations. Our Quick-Cell operations will continue to grow slowly, unless we obtain greater amounts of capital under the Fusion Capital agreement or otherwise, of which there is no assurance.

Our revenues for all of 2001 will be significantly below our revenue levels of 2000. However, due to uncertainties relating to the timing of receipt of funds under the Fusion Capital agreement, we can make no exact prediction of our actual revenues.

Our operating results for the first nine months of 2001 and 2000 are summarized in the following table:

	First Nine Months of 2001	First Nine Months of 2000

Revenues	$4,604	$1,821,550
Cost of goods sold	1,398	811,452
Gross profit	3,206	1,010,098
Operating expenses	2,164,555	11,473,771
Loss from operations	2,161,349	10,463,673
Net loss	2,162,374	9,065,037

Our net loss of $2,162,374 for the 2001 period was significantly less than our net loss for the 2000 period of $9,065,037. This reduced net loss is attributable primarily to:

-

Depreciation and amortization decreasing from $6,843,089 for the 2000 period to $27,231 for the 2001 period. This reduction is due to the demise of CyberHighway’s business and the write-off of all of our intangible assets associated with that business, which occurred during December 2000. We no longer amortize those intangible assets.

-

Professional fees decreased from $2,105,852 in the 2000 period to $1 ,460,446 in the 2001 period. A portion of the current period’s professional fees is due to the issuance of 800,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $248,000, as well as the monthly amortization of various consulting agreements under which we issued stock for services during 2000 and 2001.

-

Salary and commissions fell from $1,701,223 in 2000 to $553,296 in 2001. Our lower salary and commissions during 2001 is attributable to CyberHighway’s demise, its personnel having been reduced from about 30 during the first quarter of 2000 to none, now.

-

Rent expense decreased from $161,298 during the 2000 period to $22,043 during the 2001 period. This large decrease is the result of our abandoning all leased premises of CyberHighway, following the filing of the involuntary bankruptcy proceeding. Our monthly lease expense for 2002 is expected to remain at current levels.

-	Advertising expense fell from $85,782 in 2000 to zero in 2001. The reduction in this line item is attributable to the demise of CyberHighway’s business, as well as our lack of capital.
-

Other expenses fell from $576,527 in 2000 to $101,539 in 2001. The reduction in this line item is attributable to the demise of CyberHighway’s business, as well as our severe lack of capital during the last half of 2000 and most of 2001.

Our statements of operations reflect an income tax benefit of $1,434,865 for the 2000 period and no such benefit for the 2001 period. This income tax benefit was attributable to the difference in the bases of our acquired customer bases for book versus tax purposes. Since our intangible assets were completely written-off as of December 31, 2000, we no longer derive any similar income tax benefit.

During September 2001, our operations began to reflect the beginning our Quick-Cell operations in Del Rio, Texas. Our operations during the last quarter of 2001 will reflect revenues being derived from customers having begun to be placed online. However, we cannot predict our results of operations for the remainder of 2001. Our revenues for all of 2001 will be substantially below our 2000 revenues.

During the first nine months of 2001, we issued 1,330,000 shares of common stock under six separate consulting agreements; these shares were valued for financial accounting purposes at approximately $450,000, in the aggregate. This amount will be expensed in equal monthly amounts during 2001 and 2002. Subsequent to September 30, 2001, we have issued 760,000 shares under two separate consulting agreements; these shares have been valued for financial accounting purposes at approximately $150,000, in the aggregate, and will be expensed in equal monthly amounts during the remainder of 2001 and a portion of 2002.

During the first three quarters of 2000, we issued 570,000 shares of common stock under six separate consulting agreements; these shares were valued for financial accounting purposes at approximately $2,350,000, in the aggregate. This amount was expensed in equal monthly amounts during 2000 and 2001.

Liquidity and Capital Resources

General. Since our inception, we have had a significant working capital deficit. Following the CyberHighway acquisition and until the recent demise of CyberHighway’s business, we generated significant monthly revenues, yet continued to have a working capital deficit. Currently, we are substantially illiquid. Without additional capital, it is possible that we would be forced to cease operations.

We are currently illiquid due to our not having received the maximum amount of cash available under the Fusion Capital agreement, which is due to the current low market price of our stock. We have not attempted to obtain the maximum amount of cash available, in an effort to avoid placing further downward pressure on the market price of our stock. We do not know when we will begin to obtain an increased level of funds under the Fusion Capital agreement. Until such time, or until we secure funds from another source, we will continue to be illiquid and able to achieve only slow growth of our Quick-Cell business.

Our Capital Needs. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require approximately$2.0 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.

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

However, in Del Rio, due to our lack of large sums of capital, we were able to re-design our Quick-Cell system to achieve significant cost savings and built the first portion of that system, which included two server cells – the original plan having called for one server cell – for approximately $18,000, and we have added a third server cell to this system, in response to consumer demand. However, we continue to lack capital with which to market our Quick-Cell service aggressively.

If and when we begin to obtain the maximum amount of funds available pursuant to the Fusion Capital agreement, we expect, then, to have enough money to pay for the construction of the initial Quick-Cell cell site in at least three markets per month. We cannot assure you that we will be able to construct Quick-Cell cell sites at that rate or that we will ever possess adequate capital with which to engage in this level of activities.

In light of the relatively small amount of capital required to construct each Quick-Cell cell site, we believe that, once we begin to obtain substantial funds under the Fusion Capital agreement, of which there is no assurance, we would possess enough capital to construct the initial Quick-Cell cell site and commence marketing activities in approximately 60 markets. With the Quick-Cell construction permitted by this amount of capital, we will be able to determine whether our Quick-Cell wireless Internet access business is a viable business, as presently offered. However, even if we obtain all funds available under the Fusion Capital agreement, we would not possess adequate capital for us to pursue our complete Quick-Cell business plan, and we cannot assure you that we will be able to obtain capital when needed. Our inability to obtain further capital when needed would lessen our chance of earning a profit, as we would become illiquid.

Proceeds from the Fusion Capital Agreement. Beginning in July 2001, we began to receive the first funds of up to $10 million under our agreement with Fusion Capital. To date, we have received approximately $350,000 under this agreement. Assuming we receive the entire $10 million under that agreement, of which there is no assurance, we anticipate that we will apply these funds as follows:

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

Potential Rescission Claims. Because we lack the capital to pay any potential claims for rescission that may be asserted by some of our shareholders, any such claim made against us could negatively impact our ability to continue in business. Currently, these claims relate to a total of 4,295,102 shares valued at $4,496,363. We do not possess capital with which to pay any such claims, if asserted, and, if such claims are asserted, it is possible that we would be forced to cease operations, as our then-available capital could become severely impaired.

September 30, 2001. Historically, we have had a significant working capital deficit. At September 30, 2001, our working capital deficit was $1,747,277, which is higher than our $1,517,164 deficit at December 31, 2000. Increases in accrued payroll, other current liabilities and notes payable to shareholder were the primary causes of our larger working capital deficit. These increases in liabilities offset our receipt of cash pursuant to sales of securities of approximately $550,000 during the first three quarters of 2001. Approximately 80% of our accounts payable are accounts payable of CyberHighway. Without additional capital, our working capital deficit can be expected to become larger each quarter.

The following table sets forth our current assets and current liabilities at September 30, 2001, and December 31, 2000:

		9/30/01	12/31/00

Current Assets	Cash	$4,646	$1,088
	Inventory	245,323	246,721

Current Liabilities	Disbursements in excess of cash balances	$42,469	$42,469
	Accounts payable	1,494,816	1,472,030
	Accrued payroll	287,684	158,262
	Other current liabilities	73,599	41,824
	Property dividends payable	43,750	43,750
	Notes payable to stockholder	54,928	6,638

Our accrued payroll at September 30, 2001, as well as at December 31, 2000, is attributable primarily to accrued salary of our president and two of our vice presidents.

The increase in notes payable to stockholder, from $6,638 at December 31, 2000, to $54,928 at September 30, 2001, represents loans made to us by our president, David M. Loflin. All of this indebtedness is due on demand and bears interest at 8% per annum. The funds loaned during the first nine months of 2001 were used primarily for operating expenses. Mr. Loflin has advised us that he does not intend to demand payment of his loans, until their repayment would not adversely affect our financial position. Without outside funding, it is possible that Mr. Loflin may loan us additional funds, though no assurance or prediction can be made in this regard.

In addition to Mr. Loflin’s loans, during the first three quarters of 2001, we obtained a total of $552,000 in cash from sales of our securities, including $250,000 under our agreement with Fusion Capital.

The funds received were used for working capital and for the initial costs associated with the establishment of a new company-owned Quick-Cell wireless Internet access system in Del Rio, Texas.

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

Cash Flows from Operating Activities. During the first three quarters of 2001, our operations used $584,572 in cash compared to cash used of $355,815 during the first three quarters of 2000. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salary and commissions. The lack of CyberHighway operations during 2001 has caused our increased use of cash. We do not expect operating activities to provide cash for all of 2001 and, due to the uncertainty of the timing of our obtaining future capital, we cannot predict whether our operations will provide cash during the first half of 2002.

Cash Flows from Investing Activities. During the 2001 period, our investing activities used $4,160 in cash. This low amount is the direct result of our lack of capital throughout 2001. In the 2000 period, we used cash of $400,483 in our investing activities, where our equipment purchases were offset, in part, by cash acquired in acquisitions. We cannot predict our cash flows from investing activities for the remainder of 2001 or for the first half of 2002, although it may be significant, due to our agreement with Fusion Capital.

Cash Flows from Financing Activities. For the first three quarters of 2001, our financing activities provided $592,290 in cash. Of this amount, $48,290 is attributable to loans from our president and $552,000 is attributable to sales of securities, which was offset in small measure by our payment of a finder’s fee of $8,000. For the first three quarters of 2000, our financing activities provided $762,887 in cash, $240,000 of which is attributable to sales of our securities and $539,890 of which is attributable to loans from our president. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities, although we expect to derive significant cash under our agreement with Fusion Capital at an undetermined time in the future, which uncertainty is caused by our current low stock price and our determination to attempt to avoid placing further downward pressure on our stock price.

Management’s Plans Relating to Future Liquidity

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require approximately$2.0 million.

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

Should we obtain approximately $2.0 million under the Fusion Capital agreement, we expect that we will be able to accomplish our two primary objectives:

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

Capital Expenditures

During 2000, we made approximately $195,000 in equipment purchases, approximately 40% for wireless Internet equipment and approximately 60% for needed equipment in our network operations center. We currently have no capital with which to make any significant capital expenditures. If we are ever able to obtain significant amounts of funds under the Fusion Capital agreement, we will be able to make major expenditures on Quick-Cell-related equipment, as described above. However, without additional capital, we will make no capital expenditures.

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

In January 2001, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. We have alleged that Mr. Wiebelt violated certain terms of his employment agreement and are seeking damages resulting from those violations. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01 and is scheduled for hearing in December 2001. No prediction as to its outcome can be made.

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

Item 2. Changes in Securities.

During the three months ended September 30, 2001, we issued securities as follows:

     1.(a) Securities Sold. In July 2001, we issued 300,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Peter Rochow.

       (c) Consideration. Such shares were issued pursuant to a consulting agreement and valued at $.33 per share.

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

       (e) Terms of Conversion or Exercise. Not applicable.

     2.(a) Securities Sold. In July 2001, we issued 200,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Newlan & Newlan, Attorneys at Law.

       (c) Consideration. Such shares were issued for professional services rendered and valued at $.33 per share.

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

       (e) Terms of Conversion or Exercise. Not applicable.

     3. (a) Securities Sold. In July 2001, we issued 5,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Lionel J. Colbert

       (c) Consideration. Such shares were issued as an employment bonus and valued at $.41 per share.

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

       (e) Terms of Conversion or Exercise. Not applicable.

     4. (a) Securities Sold. In July 2001, we issued 100,000 shares of Common Stock.

       (b) Underwriters and Other Purchasers. Such shares were issued to Slade S. Maurer.

       (c) Consideration. Such shares were issued as an employment bonus and valued at $.41 per share.

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

  7. (a) Securities Sold. In August 2001, 300,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Wall Street Marketing Group, Inc.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and valued at $.31 per share.

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

  11. (a) Securities Sold. In September 2001, 400,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Fair Market, Inc.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and valued at $.17 per share.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

     (e) Terms of Conversion or Exercise. Not applicable.

  12. (a) Securities Sold. During July and August 2001, a total of 1,102,974 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Fusion Capital Fund II, LLC.

     (c) Consideration. Such shares of Common Stock were sold pursuant to an amended and restated common stock purchase agreement and sold at then-current market prices.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

     (e) Terms of Conversion or Exercise. Not applicable.

Subsequent to September 30, 2001, the Company has issued unregistered securities, as follows:

  1. (a) Securities Sold. In October 2001, 300,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and valued at $.20 per share.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933, as amended.

     (e) Terms of Conversion or Exercise. Not applicable.

  2. (a) Securities Sold. In October 2001, 460,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Euro-Swiss Group Ltd.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and valued at $.20 per share.

     (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933, as amended.

     (e) Terms of Conversion or Exercise. Not applicable.

  3. (a) Securities Sold. In October 2001, 700,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to David M. Lolfin.

     (c) Consideration. Such shares of Common Stock were issued as an employment bonus and valued at $.20 per share.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on From 8-K.

During the three months ended September 30, 2001, we filed a Current Report on Form 8-K, on or about July 2, 2001, in which we reported the effectiveness of a registration statement, SEC File No. 333-63846.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2001.

USURF AMERICA, INC.

By: David M. Loflin David M. Loflin President and Acting Principal Financial Officer