Form 10KSB
period 2001-12-31
USURF AMERICA INC
filed 2002-04-15
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

Commission File No. 1-15383

USURF America, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	91-2117796
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

8748 Quarters Lake Road, Baton Rouge, Louisiana 70809
(Address of Principal Executive Offices, Including Zip Code)

(225) 922-7744
(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
________________________________	________________________________
Common Stock	The American Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant’s revenues for its most recent fiscal year were $7,446.

The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 10, 2002, was approximately $2,295,000.

The number of shares outstanding of the issuer’s common equity as of April 10, 2002, was 36,955,370 shares of common stock, par value $.0001.

Documents Incorporated by Reference: Current Report on Form 8-K, date of event: February 6, 2002; and Current Report on Form 8-K, date of event: April 5, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

Item 1. Description of Business

History

In July 1999, we changed our name to “USURF America, Inc.”, from “Internet Media Corporation”. We were incorporated on November 1, 1996, under the name “Media Entertainment, Inc.”, to act as a holding company in the wireless cable and community (low power) television industries. Due to current market conditions in the wireless cable industry, we have abandoned efforts to develop our wireless cable properties. We now focus on the exploitation of our Quick-Cell wireless Internet access products. In furtherance of this plan, we assigned all of our community (low power) television properties to New Wave Media Corp.

Current Overview

Our management has committed all available current and future capital and other resources to the commercial exploitation of our Quick-Cell wireless Internet access products. It is these products upon which our future is based.

Our dial-up Internet access business has lost all of its customers and, for the foreseeable future, we have abandoned development of our e-commerce business.

Recent Developments

In April 2002, we entered into a securities purchase agreement with a third party, Evergreen Venture Partners, LLC, whereby we are to issue 3,125,000 units of our securities, each unit consisting of one share of our common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share, for cash in the amount of $250,000 payable in two equal increments at the initial closing (scheduled for April 15, 2002) and 60 days thereafter. Also pursuant to this agreement, we will hire a new president and chief executive officer, Douglas O. McKinnon, who will also become a director, and, receive 2,000,000 shares of common stock, as a bonus; our current president, David M. Loflin, will become Chairman of the Board, reduce the term of his remaining term of employment from approximately 4 years to six months, waive the payment of all accrued and unpaid salary and waive the repayment of all loans made by him to us, in consideration of 2,000,000 shares of common stock being issued to him; two of our vice presidents will reduce the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waive the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock being issued to each of them; and our other vice president will terminate his employment with us. Also, upon the final closing under this agreement, Evergreen will name two persons to become directors of USURF America.

In September 2001, we began Quick-Cell operations in Del Rio, Texas, and have agreements with two resellers there. We have approximately 50 customers online, but our growth there has been slowed significantly due to our lack of capital. We cannot predict the number of customers we will secure in any specific time frame, due to our lack of capital. In Del Rio, we have chosen to make sustained slow progress in customer acquisition, rather than to have begun full-scale marketing activities only to suspend them soon after their start due to our lack of capital. Currently, we are adding one or two customers per week. With the funds derived from the Evergreen agreement and, should we begin to derive greater funds under our agreement with Fusion Capital (described below), of which there is no assurance, we plan to construct additional Quick-Cell systems during the remainder of 2002.

We have also completed engineering efforts in four other South Texas towns, but will not begin marketing our Quick-Cell service in these towns until we stabilize our working capital situation. We cannot predict our future capital position.

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway, our wholly-owned subsidiary, in the Idaho Federal Bankruptcy Court. The petition was brought by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. CyberHighway’s bankruptcy proceeding was not dismissed upon such a motion, because some of CyberHighway’s creditors believe that CyberHighway’s as-yet unasserted damage claims against the original petitioning creditors and their law firm represent CyberHighway’s most valuable assets. These objecting creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

Due primarily to the involuntary bankruptcy proceeding, CyberHighway lost all of its customers. We do not expect that CyberHighway will resume operations.

On May 9, 2001, we executed a common stock purchase agreement with Fusion Capital Fund II, LLC, which replaced a similar agreement dated October 9, 2000. Under this agreement, Fusion Capital may purchase up to $10 million of our common stock over a period of up to 25 months. We have not obtained the maximum funding amount possible under this agreement. At December 31, 2001, we had received only $340,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement, which has significantly impeded our ability to expand our Quick-Cell business operations.. At December 31, 2001, we had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future. We will remain in this position unless and until our stock price increases significantly or we secure funding from a source other than Fusion Capital, of which there is no assurance.

The Fusion Capital Transaction

General. On May 9, 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital, which replaced a similar agreement dated October 9, 2000, and amended by letter agreement on December 27, 2000, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price.

Purchase of Shares Under the Fusion Capital Agreement. Under the Fusion Capital agreement, on each trading day during the term of the agreement, Fusion Capital is obligated to purchase a specified dollar amount of our common stock. Subject to our right to suspend Fusion Capital’s purchases at any time and our right to terminate the Fusion Capital agreement at any time, Fusion Capital will purchase on each trading day during the term of the agreement $20,000 of our common stock. The daily purchase amount may be decreased by us at any time. We also have the right to increase the daily purchase amount of $20,000 any time the market price of our common stock is above $5.00 per share for five consecutive trading days. The selling price per share is equal to the lesser of:

-	the lowest sale price of our common stock on the purchase date; or
-	the average of the three lowest closing sale prices of our common stock during the 15 consecutive trading days prior to the date of submission of a purchase by Fusion Capital.

The selling price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the fifteen (15) trading days in which the closing bid price is used to compute the purchase price. Even though the Fusion Capital Agreement restricts Fusion Capital from owning more than 9.9% of our stock at any one time, this restriction does not prevent Fusion Capital from selling a portion of its holdings and later purchasing additional shares. Thus, it is possible that the total number of shares purchased by Fusion Capital would be greater than 9.9% of the then-outstanding common stock. Because this restriction on ownership may be waived by us and Fusion Capital, it is possible that Fusion Capital could own more than 9.9% of our common stock at any one time.

The following table sets forth the number of shares of our common stock that would be sold to Fusion Capital upon our sale of common stock under the Fusion Capital agreement at varying purchase prices:

Assumed Per Share Purchase Price	Total Shares Issuable Upon Purchase of Remaining Shares Under the Fusion Capital Agreement	Gross Proceeds	Percent of Our Common Stock Outstanding After Giving Effect to the Issuance to Fusion Capital
________________	________________	________________	________________
$.09(1)	6,000,000(2)	$500,000(2)	16.23%
$1.50	6,000,000(2)	$6,500,000(2)	16.23%
$2.00	6,000,000(2)	$8,500,000	16.23%
$5.00	3,500,000(2)	$10,000,000	9.47%
$10.00	2,500,000(2)	$10,000,000	6.76%
_________

(1) Closing price on April 10, 2002, as reported by AMEX.

(2) Estimate.

Under the Fusion Capital agreement, as of December 31, 2001, we had received only $340,000. This does not represent the maximum amount of funds under the Fusion Capital agreement, and has significantly impeded our ability to expand our Quick-Cell business operations. At December 31, 2001, the Company had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future. We may never realize the maximum amount of proceeds under the Fusion Capital agreement.

Since we only plan to sell up to 6,000,000 shares to Fusion Capital under the Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $1.67 per share for us to receive the maximum proceeds of $10 million under that agreement. Given the current and sustained depressed price for our common stock, it appears unlikely that we will obtain $10 million under the Fusion Capital agreement, although we cannot predict the ultimate amount that we will obtain under that agreement. However, should our stock price remain at or near its current level, we would be able to obtain only approximately $500,000, unless we choose to issue more than 6,000,000 shares, which we have the right to do.

Our Right to Suspend Purchases. At any time or from time to time, we have the unconditional right to prevent any purchases by Fusion Capital effective upon one trading day’s prior notice. Any suspension would remain in effect until our revocation of the suspension. To the extent we need to use the cash proceeds of the sales of common stock under the Fusion Capital agreement for working capital or other business purposes, we do not intend to restrict purchases under the Fusion Capital agreement.

Our Right to Increase and Decrease the Daily Purchase Amount. We have the unconditional right to decrease the daily amount to be purchased by Fusion Capital at any time for any reason, effective upon one trading day’s notice. We also have the right to increase the $20,000 daily purchase amount any time the market price of our common stock is above $5.00 per share for five consecutive trading days. For any trading day that the market price of our common stock is below $5.00, the daily purchase amount shall not be greater than $20,000.

To date, we have not obtained the maximum amount of funds under the Fusion Capital agreement, which has significantly impeded our ability to expand our Quick-Cell business operations. We may never realize the maximum amount of proceeds under the Fusion Capital agreement.

Our Termination Rights. We have the unconditional right at any time for any reason to give notice to Fusion Capital terminating the common stock purchase agreement. Such notice shall be effective one trading day after Fusion Capital receives such notice.

Effect of Performance of the Fusion Capital Agreement on our Shareholders. All shares issued to Fusion Capital have been registered for resale and will be freely tradable. It is anticipated that these shares will be sold over a period of up to 25 months from July 2001. The sale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline and to be highly volatile. Fusion Capital may ultimately purchase all of the shares of common stock issuable under the Fusion Capital agreement, and it may resell some, none or all of the shares of common stock it acquires upon purchase. Therefore, the purchases under the Fusion Capital agreement may result in substantial dilution to the interests of other holders of our common stock. However, we have the right at any time for any reason to: (1) reduce the daily purchase amount, (2) suspend purchases of the common stock by Fusion Capital and (3) terminate the Fusion Capital agreement.

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

Events of Default. Generally, Fusion Capital may terminate the Fusion Capital agreement without any liability or payment to us upon the occurrence of any of the following events of default:

-	if for any legal reason the shares purchased cannot be sold for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;
-	suspension by the American Stock Exchange of our common stock from trading for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;
-	our failure to satisfy any listing criteria of the American Stock Exchange for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;
-

(1) notice from us or our transfer agent to the effect that we or the transfer agent intends not to comply with a proper request for purchase of shares under the Fusion Capital agreement; (2) our failure to promptly confirm to the transfer agent Fusion Capital's purchase notice; or (3) the failure of the transfer agent to issue shares of our common stock promptly upon delivery of a purchase notice or upon delivery of a warrant exercise notice;

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

Shares and Warrants Issued to Fusion Capital. Under the Fusion Capital agreement, Fusion Capital has received 800,000 shares as part of its commitment fee. These shares may not be sold by Fusion Capital until the earliest of termination of the Fusion Capital agreement, default under the Fusion Capital agreement or approximately 25 months from July 2001. Under the Fusion Capital agreement, we have issued to Fusion Capital, as part of its commitment fee, warrants to purchase 215,000 shares of our common stock at an exercise price of $.25 per share, warrants to purchase 215,000 shares of our common stock at an exercise price of $.35 per share and warrants to purchase 215,000 shares of our common stock at an exercise price of $.45 per share. These warrants are exercisable by Fusion Capital for a period of five years from the date of their issuance.

No Variable-Priced Financings. Until the termination of the Fusion Capital agreement, we have agreed not to issue, or enter into any agreement with respect to the issuance of, any variable-priced equity or variable-priced "equity-like" securities, unless we have obtained Fusion Capital's prior written consent.

Holdings of Fusion Capital Upon Termination of the Offering. Because Fusion Capital may sell all, some or none of the common stock issued to it, no estimate can be given as to the amount of common stock that will be held by Fusion Capital upon early termination of the offering.

Registration Rights Agreement. In connection with the execution of the Fusion Capital agreement, we executed a registration rights agreement with Fusion Capital, which relates to the shares of our stock issued or to be issued under the Fusion Capital agreement. We are required under the registration rights agreement to register all such shares of our common stock pursuant to a registration statement and to keep such registration statement current for purposes of Rule 424 under the Securities Act, for a period of up to five years. We are currently in compliance with this provision.

Finder’s Fee. Pursuant to the transactions contemplated by the Fusion Capital agreement, we have issued to our investment banker, Gruntal & Co., L.L.C., as a finder’s fee, 200,000 shares of our common stock and a total of 161,250 warrants. All of the warrants issued to Gruntal & Co. are exercisable for a period of five years from the date of their issuance.

In addition to the shares and warrants to be issued to Gruntal & Co., we are obligated to pay to Gruntal & Co., as a further finder’s fee, a sum of cash equal to 8% of the gross proceeds obtained by us pursuant to the Fusion Capital agreement.

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

Internet Access. Internet access services represent the means by which ISPs interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access, like that previously provided by our CyberHighway subsidiary, for individuals and small businesses to high-speed dedicated transmission lines for broadband access by large organizations to wireless Internet access systems, like our Quick-Cell wireless Internet access system.

Wireless Internet Access

What is Wireless Internet? “Wireless Internet” is a new type of communications spectrum recently designated by the FCC. Wireless Internet access requires a transmission facility maintained by an ISP employing a wireless system and the user’s modem (a transmitter/receiver modem) equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or, in some situations, from a mobile, lap-top computer.

What is Quick-Cell? “Quick-Cell” is the brand name of our proprietary wireless Internet access system. Each Quick-Cell system is comprised of one or more server modems, or cells. Server modems, which are less than one cubic foot in size, are mounted on tall structures, towers, tall buildings or billboards, for example. The space needed for mounting the server modems can be leased for an average monthly payment of about $500. Each server modem relays transmitted data directly into the Internet via a T1, or larger, telephone line. The monthly charge for each T1 line ranges from $600 to $2,000, depending on the market.

Installed customer modems, which are slightly larger in size than a deck of playing cards, transmit data to, and receive data from, a server modem. Each customer modem is installed in the customer’s computer and connected by a thin cable to a small antenna that is mounted on the outside of the customer’s place of business or home, as the case may be. The installation process for customer modems is quite similar to that of cable television: the installation crew installs the customer modem in the computer, mounts the antenna outside, connects the modem and antenna with the cable and tests the connection. Depending on the market, each customer installation is expected to cost between $40 and $80.

The number of Quick-Cell server modems needed for a particular system depends on a few factors:

-	the geographic size of the city to be served - each server modem’s signal covers an area approximately seven miles in diameter;
-

the population density of the city to be served - since each server modem is capable of handling up to approximately 4,000 customers, the greater the population density, the greater the number of server modems required;

-	the terrain of the city to be served - the hillier the terrain, the greater the number of server modems required; and
-	the density of foliage of the city to be served - more densely foliated areas require a greater number of server modems.

Within a particular system, each additional server modem is configured to share transmitted data with the other server modems, so as to provide an uninterrupted connection to the Internet. In a Quick-Cell system with multiple server modems, the server modems are geographically located in a honeycomb fashion, for technical reasons.

Data transmission speeds remain constant within a Quick-Cell system’s transmission radius, regardless of the distance from the server modem. On the fringes of a Quick-Cell system’s transmission radius, a customer’s connection may fade in and out, similar to the reception of distant AM radio stations. To avoid this circumstance, we will attempt to avoid installing a customer modem within the fringe areas.

Quick-Cell Equipment and Facilities. Until February 2001, all of our Quick-Cell modems were manufactured for us by OTC Telecom, San Jose, California, using off-the-shelf circuit boards and other parts. These modems cost approximately $300 each, because we lacked capital to purchase large quantities at a reduced per-modem cost.

In February 2001, we completed the design and testing of our own modem circuit board. This advancement has freed us from our dependence on OTC Telecom for modems. We now are able to solicit competitive bids from circuit board manufacturers and other parts suppliers, then assemble the modems in our new facility located in Baton Rouge, Louisiana. With these changes, our future modem cost will be approximately $180 per modem.

In June 2001, we completed development of a new configuration of our Quick-Cell server modem which will permit each server modem to serve approximately 4,000 users, or twice as many users as earlier server modem configurations. Because we will be required to construct fewer server modem sites as we build-out a particular Quick-Cell market, this advancement is expected to reduce our future Quick-Cell system build-out costs by approximately 20%.

We will not construct towers on which to mount server modems. Instead, we will lease tower spaces, rooftop spaces or spaces on other tall structures. We have renegotiated our prior tower lease arrangement with SBA Communications Corporation, a Boca Raton, Florida-based tower company, reducing the number of single tower leases from 23 to three, two towers in Del Rio and one tower in Santa Fe. We are currently negotiating with other tower companies for similar agreements in other cities. Based on our management’s experience, securing adequate locations to mount the server modems is not expected to impede Quick-Cell system construction in any market.

In each market, we will obtain the necessary fiber-optic telephone line connections to the Internet from one of the many telecommunications companies capable of providing an adequate Internet connection. Based on our past experience, we do not believe that we will encounter any difficulty in obtaining needed connections to the Internet at acceptable prices.

Quick-Cell System Control Software. We have developed software that enables us to control the data transmission speed of each customer modem within each Quick-Cell system, all from a single location. With this software, we are able to increase or decrease a customer’s data transmission speed in just a few minutes’ time. This software also permits us to monitor easily each Quick-Cell server modem’s bandwidth usage, which will enable us to add a server modem to a Quick-Cell system that is approaching maximum capacity prior to the time that system becomes overloaded and its transmission speed slows. This capability will enhance our ability to provide our customers data transmission service at speeds for which they contracted.

Current Markets. In September 2001, we began company-owned Quick-Cell operations in Del Rio, Texas, and have agreements with two resellers there. We have approximately 50 customers in Del Rio and customer response has been excellent, but our growth has been slowed significantly by a lack of capital. In Del Rio, we have chosen to make sustained slow progress in customer acquisition, rather than to have begun full-scale marketing activities only to suspend them soon after their start due to our lack of capital. In Del Rio, we charge residential customers $50 per month and business customers $100 per month for our Quick-Cell service.

We have also completed engineering efforts in four other South Texas towns, but will not begin marketing our Quick-Cell service in these towns, until we stabilize our working capital situation. We cannot predict our future capital position.

We also have a Quick-Cell system in Santa Fe, New Mexico. Because we have been unable to complete a system upgrade there, our customer base diminished from approximately 120 customers to a few that remain. We expect that, if and when capital becomes available, we will complete the system upgrade and begin to increase our customer base there.

Reseller Agreements. In April 2001, we entered into a Quick-Cell reseller agreement with Wireless WebConnect!, Inc., a Florida-based wireless Internet access reseller. Prior to the demise of Metricom, Inc. of San Jose, California, formerly the purveyor of a nationally-known wireless Internet access service, know as “RicochetTM”, WebConnect acted primarily as a reseller of the“RicochetTM” service. Our reseller agreement with WebConnect is for an initial term of 10 years. However, due to issues within WebConnect that were beyond our control, to date, we have not derived any benefit from this agreement. After recent discussions with WebConnect, we expect to begin to implement our agreement during 2002, as it appears that WebConnect’s internal issues have been resolved to a point that it is now in a position to participate as a Quick-Cell reseller. It is possible that the terms of our agreement with WebConnect might be amended in the future, but we cannot predict if or when such an amendment would occur.

We have entered into reseller agreements with two entities in Del Rio, Texas.

Currently, our Del Rio resellers’ sales efforts have been impeded significantly by our inability to obtain needed equipment, including customer modems, due to our severe lack of capital, or ability to hire and train qualified installation crews. We may never be able to take full advantage of our resellers’ abilities, thereby limiting potential profits.

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

In 1999, we licensed five small Internet service providers to operate our Quick-Cell system. Three of these companies never acted on the granted licenses and they expired. A licensed Quick-Cell system in Casper, Wyoming, operated for three months, but was discontinued due to the sale of the licensee’s business. The Santa Fe, New Mexico, licensee was acquired by us in June 1999.

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

We believe Quick-Cell offers the following competitive advantages:

-

Speed: our Quick-Cell system is capable of data transmission speeds of up to 10 Mbs; we expect that most of our customers’ connections will transmit data at the rate of 256 kbs, the wireless equivalent of the well-publicized digital subscriber line (DSL) hard wire Internet access method; our Quick-Cell system offers far greater data transmission speeds than cellular telephone-based Internet access methods;

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
-

Mobility: our Quick-Cell system is able to permit service personnel of a business to file contemporaneous reports, request and receive technical assistance and perform other computer-based functions from a customer’s place of business or from a service vehicle, as long as the personnel remain within the Quick-Cell system’s coverage area.

Dial-up Internet Access

As recently as September 2000, our CyberHighway subsidiary provided dial-up Internet service to about 25,000 customers, approximately 8,500 directly and 16,500 through affiliate-Internet service providers. By the end of February 2001, we had lost all of our dial-up customers. This rapid demise of CyberHighway’s business was due primarily to three factors:

-	In September 2000, we sold our affiliate-ISP business, due to its lack of profitability;
-	In September 2000, an involuntary bankruptcy petition was filed against CyberHighway - we estimate that we lost at least 6,000 customers due to this event; and
-	Our November 2000 switch-over to a contracted Internet service company’s network - we estimate that we lost at least 2,000 customers to due to this event.

The remainder of lost customers is attributable to CyberHighway’s normal customer attrition rate, in light of the fact that CyberHighway ceased to advertise its services following the involuntary bankruptcy filing.

We do not intend to commit any resources towards the revitalization of the business of CyberHighway.

Customers and Markets. We have lost all of our dial-up Internet access customers. We do not expect that we will ever reclaim any dial-up customers.

Sales and Marketing. CyberHighway has ceased all sales and marketing activities. We do not expect that these activities will be resumed.

Affiliate-ISP Program. From its inception, CyberHighway employed an affiliate marketing program, a technique designed to generate rapid expansion of CyberHighway’s subscriber base, which it did. However, the affiliate-ISP program was terminated during 1999. In September 2000, this business was sold, due to its continuing monthly losses.

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

We face severe competition from other wireless Internet access providers, as well as large, national providers of cellular telephone service providers.

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

With respect to potential competitors, we expect that manufacturers of computer hardware and software products, as well as media and telecommunications companies will continue to enter the Internet services market, which will serve to intensify competition. In addition, as more consumers and businesses increase their Internet usage, we expect existing competitors to increase further their emphasis on Internet access and electronic commerce initiatives, resulting in even greater competition. The ability of competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, could place us at a significant competitive disadvantage. We currently lack capital necessary to compete effectively and we may never obtain enough capital to permit us to compete effectively in our markets.

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

Employees

We have six employees, including four officers. All of our officers have entered into employment agreements.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

In its opinion on our financial statements for the year ended December 31, 2001, our independent auditor, Postlethwaite & Netterville, expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2001, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Independent Auditor’s Report and Note 16 to the consolidated financial statements appearing elsewhere herein.

Unless we obtain $300,000 in new capital, we will be unable to remain in business.

During the next twelve months, we will need approximately $300,000 just to continue our operations at their current levels. Absent this amount of funding, we will be unable to continue our operations.

Some of our shareholders may have rights of rescission, due to potential violations by us of Section 5 of the Securities Act.

Since January 2000, a total of 4,906,549 shares of our common stock with an aggregate assigned value of $5,090,252 may have been issued in violation of Section 5 of the Securities Act. 4,751,985 of these shares were issued in payment of services or as bonuses to employees and 130,000 of these shares were issued for cash or underlie currently exercisable warrants, which were sold or will be sold for at total of $650,000 in cash. At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 were subject to potential rescission claims. At March 31, 2002, 524,564 of these shares, with an aggregate value of $220,998, remain subject to potential claims for rescission. We do not possess capital with which to pay any such claims, if asserted.

We had an accumulated deficit of $37,000,628 as of December 31, 2001, and we expect to continue to incur losses for the foreseeable future.

We have had substantial losses since our inception and our operating losses may continue in the future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2001, we had an accumulated deficit of $37,000,628. Our gross revenues for the years ended December 31, 2001 and 2000, were $7,446 and $1,872,629, respectively, with losses from operations of $2,954,189 and $15,248,909, respectively. Our net losses for the years ended December 31, 2001 and 2000, were $2,498,468 and $21,885,330, respectively. We cannot assure you that we will experience revenue growth, or that we will be profitable in the future.

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

Should you purchase shares of our common stock at market-level prices, you will suffer substantial and immediate dilution, due to the lower book value per share of our common stock compared to the purchase price per share of our common stock. We cannot predict your actual dilution, because dilution will depend on the price at which you purchase our common stock.

The market price of our common stock will continue to be extremely volatile, and it may drop unexpectedly.

The market price of our common stock has fluctuated significantly in the past and we expect this volatility to continue in the future. Since January 2000, trading prices for our common stock have ranged from $.06 per share to $11.00 per share. The closing price of our common stock on April 10, 2002, was $.09. It is possible that the market price of our common stock could fall below the price you paid for your shares of our common stock.

The stock prices for many high technology companies, especially those that base their businesses on the Internet, recently have experienced wide fluctuations and extreme volatility. This volatility has often been unrelated to the operating performance of such companies, so our stock price could decline even if our wireless Internet access business is successful. Also, following periods of volatility in the market price of a company’s securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.

We have not obtained the maximum amount of funds under the Fusion Capital agreement; we may not obtain enough funds under the Fusion Capital agreement to achieve two of our business objectives.

Since the commencement of the Fusion Capital agreement in July 2001, we have not obtained the maximum funding amount possible under this agreement. At December 31, 2001, we had received only $340,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement, which has significantly impeded our ability to expand our Quick-Cell business operations.. At December 31, 2001, we had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future. We will remain in this position unless and until our stock price increases significantly or we secure funding from a source other than Fusion Capital, of which there is no assurance.

We must obtain approximately $1.2 million under the Fusion Capital agreement, or from other source, in order to achieve the first two objectives of our business plan:

-	placing at least 20,000 customers on our Quick-Cell systems; and
-	proving the commercial viability of our Quick-Cell wireless Internet access service.

It is a distinct possibility that we will not obtain the $1.2 million amount we need to achieve these objectives. Should this occur, it is possible that we would not be able to develop successfully our wireless Internet access business.

Our common stock could be delisted from the American Stock Exchange.

Currently, we are not in compliance with the continued listing guidelines of AMEX. During the second quarter of 2001, AMEX inquired with respect to our plan for achieving compliance with its continued listing guidelines. Our response to AMEX included an explanation of our anticipated future funding under the Fusion Capital agreement and the positive effects this funding would likely have on our business and financial condition, particularly in increasing our total assets and shareholders’ equity. We have not received further communication from AMEX in this matter. Should our common stock be delisted from AMEX, it is very likely that the market price for our stock could drop dramatically. We cannot assure you that we will be able to maintain our listing on AMEX.

In addition, should our stock be delisted from AMEX, we would be in default under the Fusion Capital agreement and unable to obtain funding thereunder. In this circumstance, it is likely that we would not have access to capital necessary to sustain our operations.

If we are unable to maintain our AMEX listing, our common stock would likely begin to trade on the NASD’s OTC Bulletin Board and become a “penny stock”, as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Should our common stock return to trading on the OTC Bulletin Board, it can be expected that investors in our common stock may find it more difficult to profit on their investments in our stock.

The resale of shares purchased by Fusion Capital could cause the price of our stock to decline, which could impair our ability to obtain needed capital in the future.

All of the shares of our common stock issuable to Fusion Capital, up to 6,800,000 shares in total, are or will be freely tradable, except that Fusion Capital has agreed that it will not sell or otherwise transfer 800,000 shares issued to it as part of its commitment fee until the earlier of the termination of the Fusion Capital agreement, our default under that agreement or approximately July 31, 2003. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time and from time to time. This circumstance could impair our ability to accomplish our Quick-Cell-related business objectives, due to a potential lack of capital.

The lower our stock price at the time Fusion Capital makes a purchase, the more shares of stock Fusion Capital will receive.

Fusion Capital will receive more shares at the time it makes a purchase, the lower the price of our stock, since the shares covered under the Fusion Capital agreement are issuable at a floating rate based on our stock price.

Given the low market price of our common stock since the commencement date of the Fusion Capital agreement, it appears likely that we will be unable to obtain $10 million under that agreement, unless we elect to issue more than the 6,000,000 shares reserved for issuance under that agreement, which we have the right, but not the obligation, to do, or the market price of our common stock increases significantly in the near future. We cannot assure you that the market price of our common stock will increase at all.

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

The existence of our agreement with Fusion Capital could cause downward pressure on the market price of our common stock.

Simply the existence of the Fusion Capital agreement could cause holders of our common stock to sell their shares, which could cause the market price of our common stock to decline. Also, prospective investors anticipating future downward pressure on the price of our common stock due to the shares that may be available for sale by Fusion Capital could refrain from purchases or effect sales in anticipation of a decline of the market price.

We may be unable to obtain sufficient capital to sustain our business or pursue our growth strategy.

Currently, we do not have sufficient financial resources to implement our business plan or grow our operations. Therefore, excluding any funding that we might receive from Fusion Capital in the future, we will need additional funds to continue our operations and to grow our business. Assuming we do not receive any further funding from Fusion Capital, there is no assurance that we will be able to generate revenues that are sufficient to sustain our operations and we would require additional sources of financing in order to satisfy our working capital needs. Should needed financing be unavailable or prohibitively expensive when we require it, it is possible that we would be forced to cease operations.

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

Even if we are able to access significant funds under the Fusion Capital agreement, we will need additional capital to implement fully our growth plans.

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

We depend on third-party suppliers of hardware components and telecommunications carriers to provide equipment and communications capacity. The failure of one or more of our suppliers to perform in a timely manner could cause a significant disruption in our business. In particular, should our manufacturer of Quick-Cell modem circuit boards fail to deliver circuit boards when needed, it is possible that we would be forced to suspend our wireless Internet business for an indeterminate period of time.

We have not purchased insurance that covers our Quick-Cell wireless Internet access operations.

We have not purchased any insurance that would cover property loss or loss of income with respect to any of our Quick-Cell operations. Damage to our Quick-Cell equipment, or the towers to which it is affixed, could cause an interruption in our Wireless Internet access service. It is possible that we would be unable to afford to repair any items of damaged equipment, due to our extreme lack of capital.

Our failure to manage future growth would hinder our efforts in earning a profit.

Without additional capital, we will be unable to expand significantly our operations. As we obtain additional funds under the Fusion Capital agreement or from other sources, we will begin to serve new geographic markets. This expected expansion will place a significant strain on our management and operating systems. In order to accommodate this sort of growth, we will need to hire and retain appropriate management personnel. We may not be able to hire and retain enough qualified managers. This circumstance would likely hinder our growth and reduce our chance of earning a profit.

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

Our competitors include many large, nationally-known companies, such as America Online and Earthlink. These and other companies possess greater resources, particularly access to capital sources, market presence and brand name recognition than do we. In addition, we will face competition from other wireless Internet access providers and larger, national cellular telephone service providers. If we are unable to overcome this severe competition, we do not expect that we would earn a profit and our overall financial condition would decline.

Our directors and executive officers own enough of our common stock effectively to control directors’ elections and thereby control our management policies.

Our directors and executive officers own approximately 20.5% of our currently outstanding common stock. Two of our directors, as well as three other persons, have entered into a voting agreement relating to the voting in elections of directors. Currently, approximately 22% of our outstanding shares of common stock are subject to this voting agreement. These shareholders may be able effectively to control the outcome of corporate actions requiring shareholder approval by majority action. Their stock ownership may have the effect of delaying, deferring or preventing a change in control of USURF America.

Our business plan is not based on independent market studies, so we cannot assure you that our strategy will be successful.

We have not commissioned any independent market studies concerning the extent to which customers will utilize our services and products. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our key management personnel, and upon other available information concerning the communications industry. If our management’s assumptions prove to be incorrect, we will not be successful in establishing our wireless Internet access business.

We may not be able to protect our intellectual property rights, which could dramatically reduce our ability to earn a profit.

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We do not intend to file patent applications relating to our Quick-Cell wireless Internet access products, until completion of future generations of the products. We have not filed trademark applications relating to the “Quick-Cell”, “Quick-Cell Broadband Internet” and “USURF Wireless Internet” brand names.

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

Nearly all of our shares are eligible for future sale, which could cause the market price for our common stock to decline.

Nearly all of the outstanding shares of our common stock owned by non-affiliates are eligible for resale to the public. This amount of common stock represents a significant overhang on the market for our common stock. The sale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline and to be highly volatile.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements above, other than statements of historical facts included in this Annual Report on Form 10-KSB, including those under “THE FUSION CAPITAL TRANSACTION” AND “WIRELESS INTERNET ACCESS”, are forward looking in nature. These statements are subject to risks and uncertainties, including:

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

Item 2. Description of Property

General. We own all of the equipment necessary for the operation of a network operations center. We intend to utilize this equipment in facilitating the expected growth of our wireless Internet access business. In addition, we own office equipment necessary to conduct our business.

In Baton Rouge, Louisiana, we lease approximately 1,250 square feet for our executive offices, for a monthly rental of approximately $1,800, and a 1,600 square foot modem assembly facility, for a monthly rental of approximately $720.

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

Intellectual Property. We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We do not intend to file patent applications relating to our Quick-Cell wireless Internet access products, until completion of future generations of the products. We have not filed trademark applications relating to the “Quick-Cell”, “Quick-Cell Broadband Internet” and the “USURF Wireless Internet” brand names.

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

Item 3. Legal Proceedings

CyberHighway Involuntary Bankruptcy

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454. The petitioning creditors were ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss was denied because the creditors believe that CyberHighway’s as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway’s most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway, no prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

Other Litigation

In November 2000, CyberHighway requested and received a temporary restraining order against Darrell Davis, formerly one of our officers, and his wife, Deanna Davis. We have alleged that the Davises have diverted dial-up customers from CyberHighway to a company controlled by him, all while he was an employee of USURF America. We expect that a hearing for our motion for a permanent injunction will occur in the future. In addition, we are seeking monetary damages in this action. No prediction as to its final outcome can be made. This case is styled: CyberHighway, Inc. versus Deanna Davis, individually and d/b/a Cyber-Trail, Inc., and Darrell D. Davis, 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Case No. 478320.

In January 2000, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. We have alleged that Mr. Wiebelt violated certain terms of his employment agreement and are seeking damages resulting from those violations. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. We expect this arbitration proceeding to be settled in the near future.

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

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Beginning on October 15, 1999, our common stock began to be traded on the American Stock Exchange, under the symbol “UAX”. The table below sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the American Stock Exchange:

Quarter/Period Ended	High	Low
___________________	_________	_________
10/15/99 thru 12/31/99	5.875	2.50

March 31, 2000	11.00	3.625
June 30, 2000	6.00	2.25
September 30, 2000	2.50	.875
December 31, 2000	1.25	.1875

March 31, 2001	.80	.22
June 30, 2001	.78	.33
September 30, 2001	.50	.17
December 31, 2001	.27	.08

March 31, 2002	.25	.08

You should note that our common stock, like many newly-traded, technology-related stocks, has experienced significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On April 10, 2002, the number of record holders of our common stock, excluding nominees and brokers, was 1,144, holding 36,955,370 shares.

Dividends

We have never paid cash dividends on our common stock. We intend to re-invest any future earnings for the foreseeable future.

Our board of directors has declared property dividends, the values of which have been written-off in our financial statements, comprised of common stock of three private companies acquired by us. These dividends of stock are: 1,500,000 shares of New Wave Media Corp., acquired by us in exchange for all of our community-television-related assets; 400,000 shares of Argo Petroleum Corporation, acquired by us in exchange for 10,000 shares of our common stock; and 800,000 shares of Woodcomm International, Inc., acquired by us in exchange for 7,500 shares of our common stock.

None of the three dividend distributions will occur unless and until a registration statement relating to each distribution transaction has been declared effective by the SEC.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We have determined to commit all of our available resources to the exploitation of our Quick-Cell wireless Internet access products. We currently lack the capital necessary to do so.

We were organized to operate in the wireless cable and community (low power) television industries. Due to existing market conditions, we have abandoned our wireless cable business. Because our Quick-Cell wireless Internet access system can be adapted for use on the wireless cable frequencies, we believe our frequencies possess future value. However, these frequencies will not be of value to us, unless and until the FCC approves two-way communications on them. Due to this circumstance, our wireless-cable-related assets have become impaired and their $188,091 book value was written off in 2000.

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

Since 1998, we have acquired seven dial-up Internet service providers, including CyberHighway, the business of www.e-tail.com and a web design firm, none of which was an affiliated company nor were any acquired from an affiliate. All but one of these acquisitions were made for shares of our stock. In making these acquisitions, we issued a total of 2,587,063 shares, which were valued at $18,759,500, in the aggregate. All of these acquisitions were accounted for as a purchase, which means that we did not include past operations of the acquired businesses in our historical statements of operations. Also in connection with these acquisitions, we recorded large amounts of amortizable customer base and goodwill values, approximately $25,764,000, as a result of the acquisitions’ valuations exceeding the values of the tangible net assets. At December 31, 2000, all of these values were written off, due to the demise of CyberHighway’s business. Please see the discussion under “CyberHighway Bankruptcy” below.

Current Overview

Our management has committed all available current and future capital and other resources to the commercial exploitation of our Quick-Cell wireless Internet access products. It is these products upon which our future is based.

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital Fund II, LLC, which replaced a similar agreement entered into in October 2000. Pursuant to the agreement, Fusion Capital may purchase up to $10 million of our common stock. The shares of our common stock being issued under this agreement are the subject of an effective registration statement. At December 31, 2001, we had received only $340,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement. At December 31, 2001, the Company had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future. This lack of significant funding has impeded our ability to expand our Quick-Cell business operations. We will remain in this position unless and until (1) our stock price increases significantly or (2) we secure funding from a source other than Fusion Capital, of which there is no assurance. Please see the discussion under the heading “Management’s Plans Relating to Future Liquidity”, for a more thorough explanation of the impact this agreement could have on our business. Should we obtain more substantial funding, we would be able to begin to pursue our wireless Internet business plan. In October 2001, we began company-owned Quick-Cell operations in Del Rio, Texas, and have agreements with two resellers there. We have approximately 50 customers in Del Rio, and consumer response has been excellent. However, our customer growth will continue to be slowed by a lack of capital. We have also completed engineering efforts in four other South Texas towns. We will not begin marketing our Quick-Cell service in these towns, until we stabilize our working capital situation.

As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, from November 2001 through March 31, 2002, we have obtained additional funds through sales of our common stock, as follows:

-	$57,500 (2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;
-	$30,000 (2002) from the exercise of outstanding warrants - 200,000 shares at $.15 per share;
-	$12,500 (2002) from the exercise of outstanding warrants - 156,250 shares at $.08 per share; and
-	$98,000 (2002) from the exercise of options - 2,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise).

These funds were used for operating expenses and not for the expansion of our wireless Internet access business.

We will continue to need capital, as we continue to expand our wireless Internet business. We may never possess enough capital to permit us to earn a profit.

In April 2002, we entered into a securities purchase agreement with a third party, Evergreen Venture Partners, LLC, whereby we are to issue 3,125,000 units of our securities, each unit consisting of one share of our common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share, for cash in the amount of $250,000 payable in two equal increments at the initial closing (scheduled for April 15, 2002) and 60 days thereafter. Also pursuant to this agreement, we will hire a new president and chief executive officer, Douglas O. McKinnon, who will also become a director, and who will receive, as a signing bonus, 2,000,000 shares of our common stock; our current president, David M. Loflin, will become Chairman of the Board, reduce the term of his remaining term of employment from approximately 4 years to six months, waive the payment of all accrued and unpaid salary and waive the repayment of all loans made by him to us, in consideration of 2,000,000 shares of common stock being issued to him; two of our vice presidents will reduce the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waive the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock being issued to each of them; and our other vice president will terminate his employment with us. Also, upon the final closing under this agreement, Evergreen will name two persons to become directors of USURF America.

We expect that the funds derived from the Evergreen agreement will enable us to begin to pursue our business plan more aggressively. However, we cannot assure you that we will ever earn a profit.

CyberHighway Bankruptcy

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. A joint motion to dismiss the bankruptcy proceeding was unsuccessful because some of CyberHighway’s creditors believe that CyberHighway’s as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway’s most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as a claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. These creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

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

However, the involuntary bankruptcy proceeding caused the demise of CyberHighway’s business. CyberHighway’s company-owned dial-up customer base went from approximately 8,500 to none. The filing of the involuntary bankruptcy and CyberHighway’s switch-over to the network of Dialup USA were the primary causes of CyberHighway’s customer base demise. We will not apply any available future capital to the revitalization of our dial-up Internet access business.

This sudden and permanent demise of CyberHighway’s customer base rendered our intangible assets relating to those customers worthless. The write-off of these intangible assets totalled $4,814,272, net of deferred taxes, as reflected in our December 31, 2000, financial statements. Due to this change in operating environment, monthly revenues decreased substantially, and, accordingly, goodwill was impaired. The write-down of goodwill totaled $4,425,037, as reflected in our December 31, 2000, financial statements. Please see the discussion below under the heading “Liquidity and Capital Resources” for more information on this topic.

Shareholder Loans - Conversion to Equity

In August 2000, our president, David M. Loflin, converted all loan amounts owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Since August 2000, Mr. Loflin has made small loans to us to ease periods of restricted cash flow. At December 31, 2001, we owed Mr. Loflin $18,521.

Results of Operations

General. By the end of February 2001, CyberHighway had lost all of its dial-up Internet access customers and we do not foresee the revitalization of CyberHighway’s business. You should not purchase our common stock expecting that CyberHighway’s business will assist in making us profitable.

Until the involuntary bankruptcy was filed against CyberHighway in September 2000, our revenues for 2000 were approximately 10% below 1999's nine-month results. Our revenues for the last three months of 2000 diminished rapidly. Since January 2001, we have derived no revenue from CyberHighway’s business.

For all of 2001, our small amount of revenues were derived from the operations of our Quick-Cell wireless Internet access systems in Del Rio, Texas, and Santa Fe, New Mexico. With the demise of CyberHighway, any future revenues will be derived from sales of our Quick-Cell wireless Internet access service. We currently lack the capital necessary to pursue our Quick-Cell business plan, and we may never possess enough capital with which to exploit fully our Quick-Cell products. In this circumstance, it is likely that we would never earn a profit.

Before the demise of CyberHighway, our revenues were derived primarily from monthly customer payments for dial-up access and from per-customer royalty payments from our CyberHighway affiliate-ISPs.

Beginning in March 2000, we began initial Quick-Cell wireless Internet access operations in Santa Fe, New Mexico. Throughout 2000, our customers in Santa Fe were in their one-year “free-use” period. During most of 2001, we did not charge our Santa Fe customers for service, due to our commencing an upgrade to the system. We were forced to suspend the upgrade of the system and have only a few customers remaining. We have yet to derive significant revenue from our Santa Fe market. In the last quarter of 2001, we began to derive revenues from the first customers in Del Rio, Texas. We have lacked capital with which to expand either of these markets.

In September 2001, we began Quick-Cell operations in Del Rio, Texas. We have approximately 50 customers online, but our growth there has been slowed significantly due to our lack of capital. We cannot predict the number of customers we will secure in any specific time frame, due to our lack of capital. In Del Rio, we have chosen to make sustained slow progress in customer acquisition, rather than to have begun full-scale marketing activities only to suspend them soon after their start due to our lack of capital. Should we begin to derive greater amounts of funds under the Fusion Capital agreement, of which there is no assurance, we plan to construct additional Quick-Cell systems throughout 2002.

In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time, and received approximately 200 additional indications of interest via e-mail and telephone from other telecommunications companies and others, 25% of which our management considered to be of a serious nature. Due to a lack of capital, however, this marketing effort was suspended before we investigated the nature of the other inquiring companies. No paying customers use these systems, due to circumstances involving these companies that are beyond our control. For all of 2001, we derived no significant revenues from customer modem sales to these Quick-Cell purchasers, and we do not expect to do so during the first half of 2002.

In cities in which we construct company-owned Quick-Cell systems, we intend to employ telephone marketing as the initial means for acquiring customers and, later, mass media. We will employ a sales force that will focus primarily on potential business customers. This focus on business customers is based on our management’s informal study of Internet usage by businesses versus home users that revealed businesses’ higher demand for high-speed Internet access. Our management’s decision may prove to have been incorrect, which would significantly impair our ability to earn a profit. Our management believes, based on its collective business experience, that effective marketing techniques can overcome Quick-Cell’s lack of name recognition, although this belief may also prove to have been incorrect. Our Quick-Cell business will not be able to succeed without additional capital.

In cities where a Quick-Cell reseller operates, we will not have final approval of the reseller’s marketing strategies. Our resellers will be permitted to market our Quick-Cell service in any commercially reasonable manner. We cannot, therefore, assure you that any of our resellers will ever achieve high enough sales levels that would permit us to earn a profit.

We have entered into a Quick-Cell reseller agreement with Wireless WebConnect!, Inc. Due to issues within WebConnect that were out of our control, to date, we have not derived any benefit from this agreement. However, after recent discussions with WebConnect, it is possible that we will begin to implement our agreement during 2002, as it appears that WebConnect’s internal issues have been resolved to a point that it is now in a position to participate as a Quick-Cell reseller. It is possible that the terms of our agreement with WebConnect might be amended in the future, but we cannot predict if and when an amendment would be executed.

Our revenues for all of 2001 were significantly below those of 2000, since we no longer derive revenues from the operations of CyberHighway and we have lacked capital with which to implement a full-scale implementation of our Quick-Cell business plan. In 2002, we will produce significant revenues only if we are able to be successful in placing Quick-Cell service customers online, of which there is no assurance, due to the uncertainty surrounding our level of capitalization to be derived under the Fusion Capital agreement.

We have taken steps towards the preparation of tax returns for all years since our inception, though none has been filed. Because we have never earned a profit, there is no tax liability that would arise from this circumstance.

Potential Rescission Claims. At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 were subject to potential rescission claims. At March 31, 2002, 524,564 shares of our common stock with an aggregate assigned value of $220,998 may have been issued in violation of Section 5 of the Securities Act. It is possible that each of the issuees of these shares has a potential claim for rescission of their respective issuance transactions. We do not possess capital with which to pay any such claims, if asserted, and, if such claims are asserted, it is possible that our then-available capital would become impaired and our future operating results would likely suffer.

Year Ended December 31, 2001, versus Year Ended December 31, 2000. During 2000, all of our revenues were generated by CyberHighway’s dial-up Internet access operations. We derived our revenues from monthly customer payments for dial-up Internet access, which averaged approximately $18 per customer. Also, until September 2000, we derived revenue from per-customer royalty payments from our CyberHighway affiliate-ISPs, which averaged approximately $1.75 per customer. During 2001, our small amount of revenues were derived from our Quick-Cell wireless Internet access operations. We charge residential customers $50 and business customers $100 in monthly Internet access fees.

Due to the demise of CyberHighway, our revenues for 2001 were significantly below our revenue levels of 2000. Due to the uncertainty of our obtaining additional capital, we cannot predict our revenues for all of 2002.

Our operating results for 2001 and 2000 are summarized in the following table:

	2001	2000
	________________	________________
Revenues	$7,446	$1,872,629
Internet Access Costs, Cost of Goods Sold	109,525	2,145,955
Gross Profit (Loss)	(102,079)	(273,326)
Operating Expenses	2,852,110	14,975,583
Loss From Operations	(2,954,189)	(15,248,909)
Other Income (Expense)	(34,184)	(9,193,281)
Extraordinary Items	489,905	961,436
Income Tax Benefit	0	1,595,424
Net Loss	(2,498,468)	(21,855,330)

In general, our 2001 statement of operations reflects the demise of the business of CyberHighway. It also reflects a $97,526 charge against our earnings, which is attributable to a write-down of the value of certain inventory items.

In 2001, we recorded a gain on debt forgiveness of $489,905, which arose from a reduction in the liabilities of CyberHighway, pursuant to the bankruptcy proceedings. At December 31, 2001, our balance sheet included $953,561 in “permitted claims” against CyberHighway, the total claims submitted by creditors of CyberHighway during 2001, including the statutory notification period. This notification period began on December 6, 2001, and ended on March 6, 2002. The $489,905 reduction in CyberHighway’s liabilities from 2000 to 2001 is reflected in our consolidated statements of operations as an extraordinary item.

Our 2000 statement of operations reflects the following significant charges against our earnings:

-	each of the following amounts relates to the demise of the business of CyberHighway:
-	$4,814,272 - amount of intangible assets written off attributable to acquired customers bases, net of deferred taxes; and
-	$4,425,037 - amount of intangible assets written off attributable to goodwill.
-

$875,000 - 750,000 shares of our common stock were issued to three vice presidents, 250,000 shares as an employment agreement signing bonus valued at $3.00 per share and 500,000 shares as employment bonuses valued at $125,000 - this expense is included in the “Salary and Commissions” statement of operations line item.

Certain statements of operations line items changed significantly from 2000 to 2001. These changes are summarized below:

-

Revenues and Internet Access Costs, Cost of Goods Sold - our revenues decreased from $1,872,629 in 2000 to $7,446 in 2001. This decrease is due to the demise of the business of CyberHighway. Likewise, our substantially reduced internet access costs and cost of goods sold is attributable to the demise of the business of CyberHighway.

-	Inventory Write-down - as we determined that certain items of our inventory had become impaired, we recorded a write-down of these items of inventory in the amount of $97,526.
-

Depreciation and Amortization - the large reduction in this line item from 2000 to 2001 is due to the write-down of all intangible assets associated with CyberHighway caused by the demise of the business of CyberHighway.

-

Professional Fees - the reduced total of professional fees, $1,803,751 in 2001 compared to $4,168,610 in 2000, is due to the lower market price of our stock, inasmuch as substantially all of our professional fees were paid by issuing shares of stock.

-	Rent - our substantially reduced rent expense for 2001 is attributable to the demise of the business of CyberHighway and the abandonment of the CyberHighway facilities in Boise, Idaho.
-	Salaries and Commissions - our salaries and commissions were substantially reduced from 2000 to 2001 due to the dramatic reduction in staff caused by the demise of the business of CyberHighway.

Due to our severe lack of capital during 2000 and 2001, during both years, we issued a large number of shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the “Professional Fees” line item. Issuing stock was the only means by which we could obtain the consultants’ services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:

-

in 2001, we issued 3,539,500 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at $892,360, in the aggregate. This amount is being expensed in equal monthly amounts over periods based on the terms of the consulting agreements. Nearly all of this total amount was expensed during 2001.

-

in 2000, we issued 2,262,166 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at $3,110,000, in the aggregate. This amount is being expensed in equal monthly amounts over periods ranging from four months to one year. Nearly all of this total amount was expensed during 2000.

Our net loss for 2001 is attributable to several large non-standard items:

-	$97,526 is attributable to a write-down of the value of certain inventory items;
-	$1,803,751 in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements;
-	$856,124 in salary and commissions was expensed, $303,947 of which was paid or is payable in shares of our common stock; and
-

Offsetting a portion of our net loss was a $489,905 “Gain on debt forgiveness”, which is the result of a reduction of CyberHighway liabilities determined pursuant to the CyberHighway bankruptcy proceeding.

Our net loss for 2000 is attributable to several large non-standard items:

-	the depreciation and amortization of acquired customer bases, goodwill and other intangibles of $7,618,755;
-	$4,168,610 in professional fees, substantially all of which is attributable to stock issuances under various consulting agreements;
-	$2,060,528 in salary and commissions was expensed, $875,000 of which is the result of stock bonuses to three officers; and
-	$9,239,310 in impairment loss relating to the demise of CyberHighway’s business and the associated write off of all related intangible assets.

In October 2000, the prior acquisition of Net 1, Inc. was rescinded. Included in the terms of the settlement agreement was the return to us of the 250,000 shares issued by us in the original transaction. We then issued 250,000 shares of our stock in settlement of the arbitration. The settlement agreement also called for one of the former owners of Net 1 to assume a $50,000 liability, that was recorded by us upon the acquisition. The total gain on the recission of the Net 1 transaction, $961,436, has been recorded in our statement of operations for 2000 under the “Gain on Rescission” heading.

For 2000, our statement of operations reflects an income tax benefit of $1,595,424, resulting from the difference in the bases of the acquired customer bases for book versus tax purposes. Due to the demise of the business of CyberHighway, our statement of operations for 2001 does not contain a similar tax benefit.

Wireless Cable Segment. The wireless cable segment has had no operating activity since 1997. As described above, we have ceased, for the foreseeable future, our wireless cable activities.

Liquidity and Capital Resources

General. Since our inception, we have had a significant working capital deficit. Prior to our January 1999 acquisition of CyberHighway, we had no material revenues and we operated from a severely illiquid position. Following the CyberHighway acquisition and until the recent demise of CyberHighway’s business, we generated significant monthly revenues, yet continued to have a working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash to continue our current level of business activities, the result of recent securities sales. As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, during the last two months of 2001 and the first three months of 2002, we have obtained additional funds through sales of our common stock, as follows:

-	$57,500 (2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;
-	$30,000 (2002) from the exercise of outstanding warrants - 200,000 shares at $.15 per share;
-	$12,500 (2002) from the exercise of outstanding warrants - 156,250 shares at $.08 per share; and
-	$98,000 (2002) from the exercise of options - 2,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise).

These funds were used for operating expenses and not for the expansion of our wireless Internet access business.

Without additional capital, it is possible that we would be forced to cease operations.

Our Capital Needs. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $1.2 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.

Currently we do not possess enough capital to accomplish our goals for our Quick-Cell wireless Internet access business, including the construction of Quick-Cell systems. When we refer to the construction of a Quick-Cell system in any city, that process requires the following expenditures:

-	A single Quick-Cell cell site, including a Quick-Cell server modem, parts and configuration - projected average cost: $25,000;
-	Tower lease site - projected average cost: $500 per month;
-	Direct T1 telephone line connection to the Internet - projected average cost: $2,000 per month; and
-	Initial inventory of customer modems - approximate cost: $70,000.

However, in Del Rio, due to our lack of large sums of capital, we were able to re-design our Quick-Cell system to achieve significant cost savings and built the first portion of that system, which included two server cells - the original plan having called for one server cell - for approximately $18,000, and we have added a third server cell to this system, in response to consumer demand. However, we continue to lack capital with which to market our Quick-Cell service aggressively. Rather, in Del Rio, we have chosen to make sustained slow progress in customer acquisition, rather than to have begun full-scale marketing activities only to suspend them soon after their start due to our lack of capital. Should we begin to derive greater amounts of funds under the Fusion Capital agreement, of which there is no assurance, we plan to construct additional Quick-Cell systems throughout 2002.

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

Proceeds from the Fusion Capital Agreement. Beginning in July 2001, we began to receive the first funds of up to $10 million under our agreement with Fusion Capital. At December 31, 2001, we had received only $340,000 under this agreement. Fusion Capital has not purchased the maximum funding amount possible under this agreement. At December 31, 2001, the Company had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future. This lack of significant funding has impeded our ability to expand our Quick-Cell business operations. We will remain in this position unless and until (1) our stock price increases significantly or (2) we secure funding from a source other than Fusion Capital, of which there is no assurance. Assuming we receive the entire $10 million under that agreement, of which there is no assurance, we anticipate that we will apply these funds as follows:

Purchase of Quick-Cell Equipment	$6,000,000
Construction of Quick-Cell Systems	1,300,000
Marketing	1,000,000
General and Administrative Expenses	200,000
Finder’s Fee	800,000
Working Capital	700,000
___________
Total	$10,000,000
==========

You should note, however, that we may not realize $10 million under the Fusion Capital agreement, due to the current low market price of our common stock. In addition, under the Fusion Capital agreement, we must maintain compliance with certain criteria in order to avoid an event of default. Currently, we are in compliance with these criteria and expect to remain in compliance for the foreseeable future.

Should all of our outstanding warrants, including all of the warrants to be issued in connection with the Fusion Capital agreement, be exercised, we would receive cash proceeds of approximately $2,000,000. Funds received from the exercise of warrants would be used to purchase Quick-Cell equipment, to construct Quick-Cell systems, to market our Quick-Cell wireless Internet access service and for working capital. Please see the discussion under “Use of Proceeds”.

You should note that we may never receive any of the funds discussed above. Our failure to obtain capital from these sources could cause us to cease our operations.

Potential Rescission Claims. Because we lack the capital to pay any potential claims for rescission that may be asserted by some of our shareholders, any such claim made against us could negatively impact our ability to continue in business. At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 were subject to potential rescission claims. At March 31, 2002, 524,564 of these shares, with an aggregate value of $220,998, remain subject to potential claims for rescission. We do not possess capital with which to pay any such claims, if asserted, and, if such claims are asserted, it is possible that we would be forced to cease operations, as our then-available capital could become severely impaired.

December 31, 2001. At December 31, 2001, our working capital deficit was $1,254,897, which is less than our deficit at December 31, 2000, of $1,517,164.

The following table sets forth our current assets and current liabilities at December 31, 2001 and 2000:

		2001	2000
		____________	____________
Current Assets	Cash	$10	$1,088
	Inventory	134,756	246,721

Current Liabilities	Accounts payable	1,034,619	1,472,030
	Accrued payroll	265,978	158,262
	Other current liabilities	54,996	41,824
	Property dividends payable	0	43,750
	Notes payable to stockholder	18,521	6,638

Certain balance sheet line items changed significantly from 2000 to 2001. These changes are summarized below:

-

Liabilities - our liabilities decreased to $1,034,619 from $1,472,030 in 2000. This decrease is due to a final determination in the CyberHighway bankruptcy proceeding of allowed claims, which claims were $489,905 less than the amount recorded for 2000.

-

Subscriptions Receivable - the 2001 amount of $165,750 arises from the fact that shares issuable as of December 31, 2001, were not, in fact, issued until January 2002; the 2000 amount of $933,514 arises from our president’s converting his loans into shares of our stock; this entry appears due to the fact that the shares issued in that transaction were not actually issued until after December 31, 2000, due to an administrative oversight.

-

Stockholders’ Equity (Deficit) - at December 31, 2001, we had a stockholders’ deficit of $2,352,825; at December 31, 2000, we had a stockholders’ deficit of $4,678,209. This improvement is due to (1) the value of shares no longer subject to potential rescission claims being moved from “Redeemable Common Stock” and restored to “Shareholders’ Equity” and (2) the reduction in liabilities of CyberHighway, as determined pursuant to the CyberHighway bankruptcy proceeding.

Without obtaining at least $1,200,000 in new capital, we will continue to have a significant working capital deficit and will not be able to operate from a position of liquidity. This will impair our ability to pursue our Quick-Cell business plan and, thus, our ability to ever earn a profit.

Our accrued payroll at December 31, 2001, as well as at December 31, 2000, is primarily attributable to accrued salary of our president and two of our vice presidents.

In August 2000, our president, David M. Loflin, converted the entire amount owed to him, including accrued interest, into a total of 774,162 shares of our common stock. The total amount of indebtedness converted to common stock was $967,703. Mr. Loflin received one share for each $1.25 owed him - $1.25 was the low sale price for our common stock on the American Stock Exchange on August 18, 2000, the last trading day prior to the conversion. Until converted, all of the loans from Mr. Loflin were payable on demand, with interest accruing at 8% per annum. The funds loaned by Mr. Loflin were used primarily for operating expenses, including expenses of CyberHighway, corporate overhead and the construction of our Quick-Cell system in Santa Fe, New Mexico. Subsequent to the conversion transaction, Mr. Loflin has loaned us small sums. At December 31, 2001, we owed Mr. Loflin $18,521. All sums owed to Mr. Loflin are payable on demand, with interest accruing at 8% per annum. We cannot assure you that Mr. Loflin will continue to loan us money when we need it.

During 2001, we obtained funds from private sales of our securities in the total amount of $359,750. In these transactions, we issued a total of 1,545,000 shares of our common stock and 3,318,000 common stock purchase warrants.

If we are unable to obtain significant additional capital, it is possible that we would be forced to cease operations.

Cash Flows from Operating Activities. During the year ended December 31, 2001, our operations used $707,569 in cash compared to cash used of $953,112 during 2000. In both years, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly our Internet access costs and salary and commissions in 2000. The demise of the business of CyberHighway served to reduce substantially our ongoing operating expenses; however, its demise also reduced our revenues to insubstantial amounts. The effects of the demise of CyberHighway became apparent in our financial statements for 2001.

For the year ended December 31, 2000, our operations would have used approximately $750,000 more in cash, had we not determined to defer payment of nearly all of our accounts payable for most of the year, due to our lack of working capital.

Cash Flows from Investing Activities. During the year ended December 31, 2001, our investing activities used cash of $12,681 compared to $85,150 in 2000. During 2000, in our investing activities, purchases of equipment used cash. We purchased a small amount of equipment during 2001. Because we lack working capital, we cannot predict our cash flows from investing activities for 2002.

Cash Flows from Financing Activities. For 2001, our financing activities provided $719,172 in cash, primarily from sales of securities, including receipt of subscriptions receivable of $359,750 and receipt of cash on sales of securities of $340,000. For 2000, our financing activities provided $964,037 in cash. Of this amount, $568,571 is attributable to loans from our president and $370,000 is attributable to sales of securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

Non-Cash Investing and Financing Activities. During the year ended December 31, 2001, we issued a total of 3,539,500 shares of common stock under consulting agreements; these shares have been valued at $892,360 in the aggregate.

In December 2001, we awarded 200,000 shares of our common stock as a bonus to one of our vice presidents, which were valued at $.09 per share, the last closing price of our common stock prior to the award, a value of $18,000.

Management’s Plans Relating to Future Liquidity

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $1.2 million.

Our best opportunity for obtaining needed funds is pursuant to the Fusion Capital agreement. However, at December 31, 2001, we had received only $340,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement. At December 31, 2001, the Company had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future.

Since we only plan to sell up to 6,000,000 shares to Fusion Capital under the Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $1.67 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.09 per share, the closing sale price of the common stock on April 10, 2002, and the purchase by Fusion Capital of the full amount of shares purchasable under the Fusion Capital agreement, proceeds to us would only be approximately $500,000, unless we choose to issue more than 6,000,000 shares, which we have the right to do.

Should we obtain at least $1.2 million under the Fusion Capital agreement, we believe that we will be able to have accomplished our two primary objectives:

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

Capital Expenditures

During 2001, we made minimal capital expenditures. During 2000, we made approximately $125,000 in equipment purchases, approximately 15% for wireless Internet equipment and approximately 85% for needed equipment in our network operations center. We currently have no capital with which to make any significant capital expenditures. Should we obtain funding under the Fusion Capital agreement, we will be able to make major expenditures on Quick-Cell-related equipment. However, without additional capital, we will make no capital expenditures.

Item 7. Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the current officers and directors of USURF America.

Name	Age	Position(s)
__________________	_____	___________________________________
David M. Loflin(1)	44	President, Acting Chief Financial Officer and Director
Waddell D. Loflin(1)	52	Vice President, Secretary and Director
Robert A. Hart IV(2)	54	Vice President of Technology
James Kaufman	37	Vice President of Corporate Development
Ross S. Bravata	43	Director
_________
(1)	David M. Loflin and Waddell D. Loflin are brothers.
(2)	Upon consummation of the Evergreen agreement, Mr. Hart’s employment will terminate.

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

Robert A. Hart, IV, Vice President of Technology, is a 30-year veteran of the telecommunications industry as proprietor of Hart Engineers, which provides engineering and consulting services to BellSouth, numerous independent telephone companies and other communications service providers. Mr. Hart is a graduate of Louisiana State University with a B.S. degree in Electrical Engineering and is a Registered Professional Engineer. Mr. Hart has served on the board of the Small Business Personal Communications Services (PCS) Association, a national trade association focused on small business applications and opportunities for PCs technology (a universal wireless communications technology), and also served this organization as chairman of the lobbying committee. He is also a past board member and current member of the Association of Communication Engineers, and current member of the Institute of Electrical and Electronics Engineers, National Society of Professional Engineers and the Louisiana Engineering Society.

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

Our bylaws provide that the Executive Committee has the authority to exercise all powers of the board of directors, except the power to:

-	Declare dividends;
-	Sell or otherwise dispose of all or substantially all of our assets;
-	Recommend to our shareholders any action requiring their approval; and
-	Change the membership of any committee, fill the vacancies thereon or discharge any committee.

The Executive Committee, in general, acts on all matters requiring approval of our board of directors.

Audit Committee

In September 1999, our board of directors created an Audit Committee, consisting of three members, the majority of whom must be outside directors. There are two vacancies on this committee, due to the recent resignations of Richard N. Gill and Michael Cohn as directors. The Audit Committee has the responsibility to review internal controls, accounting policies and financial reporting practices, to review the financial statements, the arrangements for, and scope of, the independent audit as well as the results of the audit arrangement and to review the services and fees of the independent auditors, their independence and recommend to the board of directors for its approval and for the ratification by our shareholders the engagement of the independent auditors to serve the following year in examining our accounts. The Audit Committee has held two meetings.

Compensation of Directors

During 2001, no compensation was paid to any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended or grant a small number of stock options for their services. However, no specific determination in this regard has been made.

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

Based on a review of copies of these reports furnished to us, we believe that all of our directors, executive directors and greater-than-10% beneficial owners filed their respective Form 3 reports; all of the Form 3 reports were filed late. Form 5 reports for the past three years for all officers and directors have not yet been filed. Form 4 reports for certain of our officers and directors are due and have not yet been filed. We have requested that all of these persons file the required reports.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Com-pensa-tion	Long-term Compen-sation Awards of Stock Options	All other compen-sation
David M. Loflin	2001	$150,000(1)	133,000(10)	$-0-	0	$-0-
President [Principal	2000	$150,000(2)	$-0-	$-0-	0	$-0-
Executive Officer]	1999	$150,000(3)	$-0-	$-0-	0	$-0-

Waddell D. Loflin	2001	$100,000(4)	$18,000(11)	$-0-	0	$-0-
[Vice President and	2000	$100,000(5)	$48,000(12)	$-0-	0	$-0-
Secretary]	1999	$100,000(6)	$-0-	$-0-	0	$-0-

James Kaufman [Vice	2001	$120,000(7)	$-0-	$-0-	0	$-0-
[President of Corpor-	2000	$120,000(8)	$72,000(13)	$-0-	0	$-0-
ate Development]	1999	$120,000(9)	$-0-	$-0-	0	$-0-

Julius W. Basham, II	2001	$-0-	$-0-	$-0-	0	$-0-
[Former Chief	2000	$-0-	$-0-	$-0-	0	$-0-
Operating Officer]	1999	$133,762	$-0-	$-0-	0	$-0-

Robert A. Hart, IV	2001	$-0-	$-0-	$-0-	0	$-0-
[Vice President of	2000	$-0-	$750,000	$-0-	0	$-0-
Technology]	1999	$-0-	$-0-	$-0-	0	$-0-
_______________

(1) $53,612 of this amount has been accrued.

(2) $34,083 of this amount has been accrued.

(3) $27,083 of this amount has been accrued.

(4) $24,423 of this amount has been accrued.

(5) $35,417 of this amount has been accrued.

(6) $10,412 of this amount has been accrued.

(7) $106,270 of this amount has been accrued; $96,000 of this amount is payable in shares of our stock.

(8) $26,667 of this amount has been accrued; $96,000 of this amount is payable in shares of our stock.

(9) $26,667 of this amount has been accrued; $82,666 of this amount was paid in shares of our stock.

(10) This bonus was paid by the issuance of 700,000 shares to Mr. Loflin, which were valued at $.19 per share, the last closing price of our common stock prior to the issuance.

(11) This bonus was paid by the issuance of 200,000 shares to Mr. Loflin, which were valued at $.09 per share, the last closing price of our common stock prior to the issuance.

(12) This bonus was paid by the issuance of 200,000 shares to Mr. Loflin, which were valued at $.24 per share, the last closing price of our common stock prior to the issuance.

(13) This bonus was paid by the issuance of 300,000 shares to Mr. Kaufman, which were valued at $.24 per share, the last closing price of our common stock prior to the issuance.

(14) Mr. Hart received 250,000 shares of our common stock as a signing bonus under the terms of his employment agreement. These shares were valued at $3.00 per share.

In May 2000, we issued 250,000 shares to Robert A. Hart IV, our vice president of technology, as a bonus, upon the execution of his employment agreement. These shares were valued at $3.00 per share, which was the closing price of our common stock on the day of Mr. Hart’s execution of his employment agreement.

In December 2000, two of our vice presidents, Waddell D. Loflin and James Kaufman, were issued shares of our common stock as a bonus. Mr. Loflin was issued 200,000 shares and Mr. Kaufman was issued 300,000 shares. These shares were valued at $.24 per share, which was the closing sale price of our common stock on the day immediately preceding their issuance.

In October 2001, our president, David M. Loflin, was issued 700,000 shares of our common stock as a bonus. These shares were valued at $.19 per share, which was the closing sale price of our common stock on the day immediately preceding their issuance.

In December 2001, one of our vice presidents, Waddell D. Loflin, was awarded 200,000 shares of our common stock as a bonus. These shares were valued at $.09 per share, which was the closing sale price of our common stock on the day immediately preceding their award. These shares were issued in January 2002.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.

Name of Officer	Position(s)	Term	Salary	Date
_____________	_______________________	__________	___________	_______
David M. Loflin	President	7 years (1)	$150,000(5)	6/1/99
Waddell D. Loflin	Vice President and Secretary	7 years (2)	$100,000(6)	6/1/99
Robert A. Hart IV	Vice President of Technology	3 years (3)	$90,000(7)	5/25/00
James Kaufman	Vice President of Corporate Development	1 year(4) renewable	$120,000(8)	3/22/00
_____________

(1) Term to be reduced to six months, renewable for one six month period, upon the consummation of the Evergreen agreement.

(2) Term to be reduced to six months, upon the consummation of the Evergreen agreement.

(3) To be terminated, upon the consummation of the Evergreen agreement.

(4) Term to be reduced to six months, upon the consummation of the Evergreen agreement.

(5) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2001, we owed Mr. Loflin deferred salary in the amount of $87,695.

(6) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2001, we owed Mr. Loflin deferred salary in the amount of $59,840.

(7) Mr. Hart will begin to receive salary payments at such time as we obtain a significant capital investment. Mr. Hart received 250,000 shares of our stock as a signing bonus, which shares were valued at $750,000. The value of these shares was derived from the closing price for our stock on the date of execution of his employment agreement.

(8) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2001, we owed Mr. Kaufman deferred salary in the amount of $252,937, 80% of which is payable in shares of our stock. In 2000, we issued Mr. Kaufman a total of 34,536 shares of our stock valued at $154,667 in payment of the stock portion of his salary.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change-in-control.

Option/SAR Grants in Last Fiscal Year

We did not grant any options to any person during the fiscal year ended December 31, 2001. In March 2002, we adopted a stock ownership plan for consultants and employees. To date, we have granted options to purchase up to $600,000 of our common stock to one consultant; this consultant has exercised options to purchase 2,000,000 shares. We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of April 10, 2002, there were 36,955,370 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the current beneficial ownership of our common stock, by (1) persons known to be beneficial owners of more than 5% of our common stock, (2) each our officers and directors and (3) our officers and directors, as a group. Unless otherwise noted, the address of the listed persons is 8748 Quarters Lake Road, Baton Rouge, Louisiana 70809.

Name and Address of Beneficial Owner	Shares Owned Beneficially	Percent Owned(1)
_________________________________	_______________	_______________
David M. Loflin(2)	5950960	11.34%

Waddell D. Loflin(2)	2490000	4.74%

James Kaufman	2425000	4.62%
665 W. Velarde Drive
Thousand Oaks, CA 91360

Robert A. Hart IV	250000	less than 1%

Ross S. Bravata	144500(3)	less than 1%

Fusion Capital Fund II, LLC	3006200(4)	5.72%
222 Merchandise Mart Plaza
Suite 9-112
Chicago, IL 60654

All officers and directors as a group (5 persons)	11260460(3)	21.45%
______________

(1) Based on 52,484,097 shares outstanding, assuming the issuance of all 6,153,727 shares underlying currently exercisable warrants, as well as the issuance of 3,125,000 shares and immediately exercisable warrants to purchase 6,250,000 shares, pursuant to the Evergreen agreement described elsewhere herein.

(2) All of the shares owned by this shareholder are subject to a voting agreement and must be voted for David M. Loflin and Waddell D. Loflin in all elections of directors.

(3) 75,000 of these shares have not been issued, but underlie currently exercisable warrants.

(4) 645,000 of these shares have not been issued, but underlie currently exercisable warrants.

Item 12. Certain Relationships and Related Transactions

Evergreen Agreement

In April 2002, we entered into a securities purchase agreement with a third party, Evergreen Venture Partners, LLC, whereby we are to issue 3,125,000 units of our securities, each unit consisting of one share of our common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share, for cash in the amount of $250,000 payable in two equal increments at the initial closing (scheduled for April 15, 2002) and 60 days thereafter. Also pursuant to this agreement, we will hire a new president and chief executive officer, Douglas O. McKinnon, who will also become a director, and, receive 2,000,000 shares of common stock, as a bonus; our current president, David M. Loflin, will become Chairman of the Board, reduce the term of his remaining term of employment from approximately 4 years to six months, waive the payment of all accrued and unpaid salary and waive the repayment of all loans made by him to us, in consideration of 2,000,000 shares of common stock being issued to him; two of our vice presidents will reduce the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waive the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock being issued to each of them; and our other vice president will terminate his employment with us. Also, upon the final closing under this agreement, Evergreen will name two persons to become directors of USURF America.

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

Securities Purchases

In December 2001, Michael Cohn, a former director, purchased 75,000 units of our securities in a private offering, at a purchase of $.10 per unit, or $7,500 in the aggregate. Each unit purchased by Mr. Cohn consisted of one share of our common stock, one common stock purchase warrant to purchase one share of our common stock at an exercise price of $.20 per share and one common stock purchase warrant to purchase one share of our common stock at an exercise price of $.30 per share. Mr. Cohn purchased units on the same terms and conditions as were offered to unaffiliated investors.

In December 2001, Ross S. Bravata, a director, purchased 35,000 units of our securities in a private offering, at a purchase of $.10 per unit, or $3,500 in the aggregate. Each unit purchased by Mr. Bravata consisted of one share of our common stock, one common stock purchase warrant to purchase one share of our common stock at an exercise price of $.20 per share and one common stock purchase warrant to purchase one share of our common stock at an exercise price of $.30 per share. Mr. Bravata purchased units on the same terms and conditions as were offered to unaffiliated investors.

Stock Bonus - Officers

In May 2000, one of our vice presidents, Robert A. Hart IV, was issued 250,000 shares of our common stock as an employment agreement signing bonus. These shares were valued at $750,000, or $3.00 per share, pursuant to the terms of the Mr. Hart’s employment agreement.

In December 2000, two of our vice presidents, Waddell D. Loflin and James Kaufman, were issued shares of our common stock as a bonus. Mr. Loflin was issued 200,000 shares and Mr. Kaufman was issued 300,000 shares. These shares were valued at $119,000, or $.24 per share, which was the closing sale price of our common stock on the day immediately preceding their issuance.

In October 2001, our President, David M. Loflin, was issued shares of our common stock as a bonus. Mr. Loflin was issued 700,000 shares. These shares were valued at $133,000, or $.19 per share, which was the closing sale price of our common stock on the date immediately preceding their issuance. When this issuance was approved by our board of directors, Mr. Loflin abstained from the voting.

In December 2001, one of our vice president, Waddell D. Loflin, was awarded shares of our common stock as a bonus. Mr. Loflin was awarded 200,000 shares. These shares were valued at $18,000, or $.09 per share, which was the closing sale price of our common stock on the date immediately preceding their award. These shares were issued in January 2002.

Employment Agreements

Each of our officers have entered into employment agreement, as well as confidentiality agreements and agreements not to compete.

Name of Officer	Position(s)	Term	Salary	Date
_____________	_______________________	__________	___________	_______
David M. Loflin	President	7 years (1)	$150,000(5)	6/1/99
Waddell D. Loflin	Vice President and Secretary	7 years (2)	$100,000(6)	6/1/99
Robert A. Hart IV	Vice President of Technology	3 years (3)	$90,000(7)	5/25/00
James Kaufman	Vice President of Corporate Development	1 year(4) renewable	$120,000(8)	3/22/00
_____________

(1) Term to be reduced to six months, renewable for one six month period, upon the consummation of the Evergreen agreement.

(2) Term to be reduced to six months, upon the consummation of the Evergreen agreement.

(3) To be terminated, upon the consummation of the Evergreen agreement.

(4) Term to be reduced to six months, upon the consummation of the Evergreen agreement.

(5) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2001, we owed Mr. Loflin deferred salary in the amount of $87,695.

(6) Mr. Loflin has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2001, we owed Mr. Loflin deferred salary in the amount of $59,840.

(7) Mr. Hart will begin to receive salary payments at such time as we obtain a significant capital investment. Mr. Hart received 250,000 shares of our stock as a signing bonus, which shares were valued at $750,000. The value of these shares was derived from the closing price for our stock on the date of execution of his employment agreement.

(8) Mr. Kaufman has agreed to defer payment of a portion of his salary until we are able to pay it. As at December 31, 2001, we owed Mr. Kaufman deferred salary in the amount of $252,937, 80% of which is payable in shares of our stock. In 2000, we issued Mr. Kaufman a total of 34,536 shares of our stock valued at $154,667 in payment of the stock portion of his salary.

Voting Agreement

On January 29, 1999, David W. Loflin, Waddell D. Loflin, Julius W. Basham, David W. Brown and Wm. Kim Stimpson entered into a voting agreement, whereby all of these persons are required to vote all shares owned by them for David M. Loflin and Waddell D. Loflin in all elections of directors of USURF America. Currently, approximately 8,850,000 shares are subject to this voting agreement. This amount of stock represents approximately 23% of our currently outstanding shares.

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

Fusion Capital Consulting Agreement

In January 2001, we entered into a one-year consulting agreement with Fusion Capital, pursuant to which Fusion Capital agreed to provide operational and strategic consulting services. Fusion Capital received a total of 120,000 shares of our common stock during the term of this agreement and reimbursement for expenses.

In January 2002, we entered another into a one-year consulting agreement with Fusion Capital, pursuant to which Fusion Capital agreed to provide operational and strategic consulting services. Fusion Capital received 120,000 shares of our common stock pursuant to this agreement and is to be reimbursed for expenses.

Item 13. Exhibits and Reports on Form 8-K

(a)	(1)	Financial Statements

		Index to Financial Statements of USURF America
		Independent Auditor’s Report
		Consolidated Balance Sheets as of December 31, 2001 and 2000
		Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001 and 2000
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000
		Notes to Consolidated Financial Statements

(a)	(2)	Exhibits
Exhibit No.	Description
_______________	_______________________________________
23.1	Consent of Postlethwaite & Netterville, Independent Auditor
(b)	Reports on Form 8-K

During the three months ended December 31, 2001, we did not file a Current Report on Form 8-K.

Subsequent to December 31, 2001, we have filed two Current Reports on Form 8-K:

-	Date of event: February 6, 2002, wherein we reported the resignation of one of our directors. This Current Report on Form 8-K is incorporated herein by this reference.
-	Date of event: April 5, 2002, wherein we reported information pursuant to Regulation FD.

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

/s/ DAVID M. LOFLIN	April 13, 2002
President (Principal Executive Officer) Acting Principal Financial Officer and Director

/s/ WADDELL D. LOFLIN	April 13, 2002
Vice President, Secretary and Director

/s/ JAMES KAUFMAN	April __, 2002
Vice President of Corporate Development

/s/ ROBERT A. HART IV	April __, 2002
Vice President of Technology

/s/ ROSS S. BRAVATA	April 13, 2002
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to §15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of USURF America. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

INDEX TO FINANCIAL STATEMENTS OF USURF AMERICA, INC.

Independent Auditor’s Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31,

   2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

USURF America, Inc. and Subsidiaries

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of USURF America, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in Note 13, the Company is not in compliance with continued listing guidelines of AMEX. The ultimate outcome of this uncertainty is not determinable at this time, but could have a significant impact on the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has significant operating losses. In addition, the Company has excess current liabilities over current assets of approximately $1.25 million. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ POSTLETHWAITE & NETTERVILLE

Postlethwaite & Netterville

Baton Rouge, Louisiana

April 12, 2002

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000
	__________	__________
CURRENT ASSETS
Cash and cash equivalents	$10	$1,088
Inventory	134,746	246,721
	_____________	_____________
	134,756	247,809
	_____________	_____________
PROPERTY AND EQUIPMENT
Cost	203,141	138,954
Less: accumulated depreciation	(125,036)	(69,476)
	_____________	_____________
	78,105	69,478
	_____________	_____________
INVESTMENTS	0	68,029
	_____________	_____________
OTHER ASSETS	16,667	25,000
	_____________	_____________
TOTAL ASSETS	$229,528	$410,316
	===========	===========

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2001	2000
	__________	__________
CURRENT LIABILITIES
Disbursements in excess of cash balances	$15,539	$42,469
Accounts payable	1,034,619	1,472,030
Accrued payroll	265,978	158,262
Other current liabilities	54,996	41,824
Property dividends payable	0	43,750
Notes payable to stockholder	18,521	6,638
	_____________	_____________
	1,389,653	1,764,973
	_____________	_____________
LONG-TERM LIABILITIES
Deferred income taxes	0	0
	_____________	_____________
	1,389,653	1,764,973
REDEEMABLE COMMON STOCK
Common stock subject to rescission, 2,138,726 shares outstanding at December 31, 2001, and 2,767,823 shares outstanding at December 31, 2000, $.0001 par value per share	1,192,700	3,897,552
Deferred consulting	0	(574,000)
	_____________	_____________
	1,192,700	3,323,552
	_____________	_____________
STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 23,848,108 in 2001 and 13,920,985 in 2000	2,385	1,392
Additional paid-in capital	35,642,817	30,286,687
Accumulated deficit	(37,000,628)	(34,502,160)
Subscriptions receivable	165,750	933,514
Deferred consulting	(1,163,149)	(1,397,642)
	_____________	_____________
	(2,352,825)	(4,678,209)
	_____________	_____________
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$229,528	$410,316
	===========	===========

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
	__________	__________
REVENUES
Revenues	$7,446	$1,781,082
Equipment sales	0	91,547
Internet access costs, cost of goods sold	(11,999)	(2,145,955)
Inventory write-down	(97,526)	0
	_____________	_____________
Gross profit (loss)	(102,079) _________	(273,326) __________
OPERATING EXPENSES
Depreciation and amortization	70,105	7,618,755
Professional fees	1,803,751	4,168,610
Rent	28,528	216,416
Salaries and commissions	856,124	2,060,528
Advertising	0	24,583
Other	93,602	886,691
	_____________	_____________
	2,852,110	14,975,583
	_____________	_____________
LOSS FROM OPERATIONS	(2,954,189) __________	(15,248,909) ___________
OTHER INCOME (EXPENSE)
Other income	0	67,447
Impairment loss	(31,118)	(9,239,310)
Interest expense	(3,066)	(21,418)
	_____________	_____________
	(34,184) __________	(9,193,281) ___________
LOSS BEFORE EXTRAORDINARY ITEMS	(2,988,373) __________	(24,442,190) ____________
EXTRAORDINARY ITEMS
Gain on debt forgiveness	489,905	0
Gain on rescission	0	961,436
	_____________	_____________
	489,905	961,436
	_____________	_____________
LOSS BEFORE INCOME TAX	(2,498,468)	(23,480,754)
INCOME TAX BENEFIT	0	1,595,424
	_____________	_____________
NET LOSS	$(2,498,468)	$(21,885,330)
	===========	===========
Net loss per common share	$(0.13)	$(1.68)
	===========	===========
Weighted average number of shares outstanding	18,616,434	13,000,391
	===========	===========

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000

	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Consulting	Total
	___________	___________	___________	___________	___________	___________	___________
Balance, 12/31/99	12,786,116	1,279	28,918,638	(12,616,830)	(860)	(1,861,918)	14,440,309
Issuance of common stock for future services	425,227	42	958,138	0	0	(958,180)	0
Issuance of common stock for cash	400,000	40	79,960	0	(10,000)	0	70,000
Issuance of subscription agreement	0	0	0	0	(25,000)	0	(25,000)
Issuance of stock per employment agreement	19,642	2	115,080	0	0	0	115,082
Expenses paid by issuance of common stock	290,000	29	214,871	0	0	0	214,900
Conversion of debt to equity	0	0	0	0	969,374	0	969,374
Amortization of deferred consulting	0	0	0	0	0	1,422,456	1,422,456
Net loss	0	0	0	(21,885,330)	0	0	(21,885,330)
	___________	___________	___________	___________	___________	___________	___________
Balance, 12/31/2000	13,920,985	1,392	30,286,687	(34,502,160)	933,514	(1,397,642)	(4,678,209)
Plus: shares subject to rescission	2,767,826 __________	277 __________	3,897,275 __________	0 __________	0 __________	(574,000) __________	3,323,552 __________
Balance, 12/31/2000	16,688,811	1,669	34,183,962	(34,502,160)	933,514	(1,971,642)	(1,354,657)
Issuance of common stock for future services	2,005,000	201	365,049	0	0	(365,250)	0
Professional fees paid by issuance of common stock	1,534,500	154	526,956	0	0	0	527,110
Compensa-tion paid/pay-able by issuance of common stock	819,361	82	180,865	0	96,000	0	276,947
Issuance of common stock for cash	2,500,000	250	340,000	0	0	0	340,250
Stock issuance costs	0	0	(19,200)	0	0	0	(19,200)
Exercise of warrants	100,000	10	14,990	0	(15,000)	0	0
Stock issued for debt conversion	774,162	77	943,437	0	(943,514)	0	0
Issuance of subscription agreement	1,545,000	154	291,846	0	(292,000)	0	0
Subscription agreement for stock bonus	0	0	0	0	27,000	0	27,000
Proceeds on subscription receivable	0	0	0	0	359,750	0	359,750
Issuance of common stock for settlement	20,000	2	7,398	0	0	0	7,400
Amortization of deferred consulting	0	0	0	0	0	1,173,743	1,173,743
Net loss	0	0	0	(2,498,468)	0	0	(2,498,468)
	___________	___________	___________	___________	___________	___________	___________
Balance at December 31, 2001	25,986,834	$2,599	$36,835,303	$(37,000,628)	$165,750	(1,163,149)	$(1,160,125)
Less: shares subject to rescission	(2,138,726)	(214)	(1,192,486)				(1,192,700)
	___________	___________	___________	___________	___________	___________	___________
	23,848,108	$2,385	$35,642,817	$(37,000,628)	$165,750	$(1,163,149)	$(2,352,825)
	==========	==========	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
	__________	__________
CASH FLOWS FROM OPERATING ACTIVITIES
__________________________________________
Net loss	$(2,498,468)	$(21,885,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	70,105	7,618,755
Consulting fees paid with stock	1,623,903	3,000,276
Litigation settlement	7,400	214,900
Gain on rescission	0	(961,436)
Impairment loss and write down of assets	128,644	10,577,878
Legal fees paid with stock	66,000	281,498
Compensation expense paid with stock	303,947	774,066
Deferred income taxes	0	(1,595,423)
Gain on debt forgiveness	(489,905)	0
Changes in operating assets and liabilities
Accounts receivable	0	59,098
Inventory	1,398	71,000
Prepaid expenses and other current assets	0	5,500
Accounts payable	(41,481)	1,108,365
Accrued payroll	107,716	40,105
Other current liabilities	13,172	(174,826)
Deferred revenue	0	(87,538)
	_____________	_____________
Net cash used in operating activities	(707,569)	(953,112)
	_____________	_____________
CASH FLOWS FROM INVESTING ACTIVITIES
__________________________________________
Proceeds on disposal of fixed assets	$0	$40,050
Capital expenditures	(12,681)	(125,200)
	_____________	_____________
Net cash used in investing activities	(12,681)	(85,150)
	_____________	_____________
CASH FLOWS FROM FINANCING ACTIVITIES
__________________________________________
Payments on notes payable	$0	$(5,910)
Disbursements in excess of cash balances	15,539	42,469
Payments on notes payable - stockholder	0	(11,093)
Payments on subscriptions receivable	359,750	0
Proceeds from note payable - stockholder	11,883	568,571
Issuance of common stock for cash	340,000	370,000
Fee for stock issuances	(8,000)	0
	_____________	_____________
Net cash provided by financing activities	719,172	964,037
	_____________	_____________
Net decrease in cash and cash equivalents	(1,078)	(74,225)
Cash and cash equivalents, Beginning of period	1,088	75,313
Cash and cash equivalents, End of period	$10	1,088
	===========	===========

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

USURF America, Inc. (the “Company”), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides wireless Internet access services to a small number of customers in Del Rio, Texas, and Santa Fe, New Mexico.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of USURF and all wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, and represents modems purchased from suppliers. During 2001, the Company determined that certain items of its inventory had become impaired and recorded a write-down of its inventory in the approximate amount of $98,000.

Property and Equipment

Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives (5 years) of the assets.

Revenue Recognition

Until September 2000, the Company maintained license agreements with affiliate ISP’s to provide internet access to affiliates’ customers. License fees were typically billed in the month the services were provided. The Company charges direct customers (residential and business subscribers) monthly access fees to the internet and recognizes the revenue in the month the access is provided. The Company has contracted with a reseller in Del Rio, Texas, with respect to the marketing of its wireless Internet access service. This reseller is paid, from the gross receipts of the Company, a monthly per-customer commission.

Costs of Access Revenues

For 2000, costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure. Costs of access expenses also include fees paid for lease of the Company’s backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when realization is less than 50% probable. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, trade receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturities of these instruments. The difference between the carrying amount and fair value of the Company’s rescission shares is not significant (see Note 18).

Loss Per Common Share

Basic loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the period. Calculation of diluted loss per common share is not presented because the effects of potential common stock issuable upon exercise of stock options and contingently issuable or redeemable shares would be anti-dilutive.

Goodwill and Other Intangible Assets

On January 29, 1999, the Company acquired all the stock of CyberHighway, Inc., a Boise, Idaho-based ISP, by issuing 2,000,000 shares of stock valued at approximately $15,940,000. In addition, 325,000 shares of common stock were issued in payment of a finder's fee arising out of this acquisition. This acquisition was accounted for as a purchase business combination. See Note 13.

During 1999, the Company acquired two private companies and certain assets of two other private companies. In these acquisitions, the Company issued a total of 306,000 shares with an assigned approximate value of $1,195,000. During 2000, the Company acquired two private companies. In these acquisitions, the Company issued a total of 131,063 shares with an assigned approximate value of $762,000. All of these acquisitions were accounted for as purchase business combinations. None of these acquired companies had significant operations at the time they were acquired by the Company. Therefore, proforma disclosure of what operations would have been as if the transactions had occurred at the beginning of the period are not shown, due to the transactions’ being immaterial to the financial statements taken as a whole.

Goodwill and other intangible assets, primarily acquired customer bases, were stated on the basis of cost and were amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (generally 3 years). Goodwill and other intangible assets were reviewed for impairment to ensure they were appropriately valued. A change in the operations of a subsidiary in 2000 indicated the existence of an impairment issue.

Due to the demise of the dial-up Internet access business of the CyberHighway subsidiary, associated goodwill and other intangibles were impaired at December 31, 2000, and were expensed in the amounts of $4,425,037 and $4,814,272 (net of deferred taxes of $2,531,497), respectively.

Advertising

The Company expenses advertising costs as incurred. During the year ended December 31, 2000, the Company incurred approximately $25,000 in advertising costs.

Investments

Effective December 31, 1996, the Company acquired all of the outstanding common stock of Winter Entertainment, Inc., a Delaware corporation (WEI), and Missouri Cable TV Corp., a Louisiana corporation (MCTV). Effective October 8, 1998, the Company formed Santa Fe Wireless Internet, Inc. (Santa Fe), a New Mexico corporation, to hold the assets acquired from Desert Rain Internet Services. Santa Fe was organized to provide wireless internet access. The acquisition of WEI and MCTV by the Company was accounted for as a reorganization of companies under common control. The assets and liabilities acquired were recorded at historical cost in a manner similar to a pooling of interests. The acquisition of Desert Rain was accounted for as a purchase whereby cost is allocated to the assets acquired.

Investments include minority interests held in three non-public companies. All of these investments were impaired at December 31, 2001, and were written-down in the total amount of $24,279. This impairment was caused by the uncertainty of the value of these non-public companies. The Company has ceased efforts to develop its wireless cable and low power television businesses and the values of all of the assets associated with them have been written-down.

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of stockholders' equity and will be amortized over the respective lives of the agreements.

2. NET 1, INC. ACQUISITION

In October 2000, the prior acquisition of Net 1, Inc. was rescinded. Included in the terms of the settlement agreement was the return of the 250,000 shares of the Company’s common stock issued in the original transaction to the Company. The Company then issued 250,000 shares of stock in settlement of the arbitration. The agreement also called for one of the former owners to assume a $50,000 liability, that was recorded by USURF upon the acquisition. The total gain on the rescission of the transaction was approximately $960,000.

3. PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2001 and 2000:

	2001	2000
	_____________	_____________
Furniture, fixtures and equipment	203,141	138,954
	____________	____________
Accumulated depreciation	(125,036)	(69,476)
	____________	____________
Property and equipment, net	$78,105	$69,478
	===========	===========

4. INTANGIBLES

Classification of intangibles and accumulated amortization at December 31st were as follows:

	2001	2000
	_____________	_____________
Website	25,000	25,000
Accumulated amortization	(8,333)	0
	____________	____________
	$16,667	$25,000
	===========	===========

5. WIRELESS CABLE ASSETS

Property and equipment includes wireless cable station equipment. The equipment was determined to be impaired at December 31, 2000 and its cost of approximately $188,000 was written off. In addition, the Company owns licenses in the wireless cable markets, which operate on the same frequencies and are able to be used in the wireless Internet market.

6. LICENSES AND RIGHTS TO LEASES OF LICENSES

The Company owns licenses or rights to leases of licenses in the following wireless cable and community television markets:

Wireless Cable Market	Expiration Date
____________________	____________________
Poplar Bluff, Missouri	October 16, 2006
Lebanon, Missouri	October 16, 2006
Port Angeles, Washington	December 21, 2003
Astoria, Oregon	December 21, 2003
Sand Point, Idaho	August 09, 2006
The Dalles, Oregon	August 09, 2006
Fallon, Nevada	August 09, 2006

Application for renewal of licenses must be filed within a certain period prior to expiration.

7. NOTE PAYABLE TO STOCKHOLDER

	2001	2000
	____________	____________
Note payable to stockholder, interest accrues at 8%, due on demand and unsecured	$18,521	$ 6,638
	===========	===========

8. LOAN CONVERSION - STOCKHOLDER

As of August 21, 2000, the Company owed its president a total of $967,703 ($916,045 in principal, $51,658 in interest), the result of cash loans made to the Company by this officer during the previous approximately two years. On August 21, 2000, the Company entered into a letter of agreement with this officer, whereby this officer agreed to convert all sums owed to him into shares of Company common stock.

Pursuant to the letter agreement, this officer received one share of common stock for every $1.25 of debt converted, for a total of 774,162 shares. The $1.25 price was agreed upon as that price was the low price for the Company's common stock on Friday, August 18, 2000, as reported by the American Stock Exchange. The Company's board of directors, in authorizing the transaction described above, found the transaction to be in the best interest of USURF America. The issuance of shares was not complete until the first quarter of 2001, therefore, the substance of this transaction was reflected as stock subscription, as of December 31, 2000, in the accompanying financial statements.

9. INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31st:

	2001	2000
	____________	____________
Deferred tax assets
Net operating loss carryforwards	$4,589,067	$3,739,588
Less - valuation allowance	(4,589,067)	(3,739,588)
	____________	____________
	$0	$0
	===========	===========

The net change in the valuation allowance for the periods ended December 31, 2001 and 2000, was $849,479 and $1,426,429, respectively.

The Company has a net operating loss carry forward available to offset future income for income tax reporting purposes, which will begin to expire between 2011.

10. SOURCES OF SUPPLIES

The Company relies on local telephone companies and other companies to provide data communications. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

During 2000, the Company purchased all of its network radios from one supplier. Currently, the Company is able to purchase modem components from numerous suppliers and assembles its modems in its Baton Rouge, Louisiana, facility.

11. STOCK COMPENSATION

In December 2000, a total of 500,000 shares of common stock were issued to two officers as bonuses for their services as officers. Compensation expense of approximately $125,000 was recorded based on the fair value of the common stock on the date of issue.

In October 2001, 700,000 shares were issued to an officer as a bonus for his services as an officer. Compensation expense of approximately $133,000 was recorded based on the fair value of the common stock on the date of issue.

In December 2001, 200,000 shares were awarded to an officer as a bonus for his services as an officer. Compensation expense of approximately $18,000 was recorded based on the fair value of the common stock on the date of issue. These shares were authorized in 2001 and were issued in 2002.

12. WARRANTS

During 2001, the Company issued warrants to purchase 4,124,250 shares of common stock at various share prices. Warrants outstanding at December 31, 2001, consist of the following:

	Number of Warrants	Exercise Price	Expiration Date
	________________	________________	________________
	56,667	$1.25	May 2003
	56,667	$1.50	May 2003
	12,143	$1.25	May 2004
	60,000	$7.00	May 2002
	35,000	$7.00	May 2002
	60,000	$3.50	December 2004
	50,000	$6.00	September 2002
	65,000	$7.50	March 2002
	380,000	$.20	December 2003
	840,000	$.15	February 2004
	336,000	$.15	February 2004
	500,000	$.25	March 2004
	200,000	$.25	March 2004
	268,750	$.25	May 2006
	268,750	$.35	May 2006
	268,750	$.45	May 2006
	287,000	$.20	June 2004
	577,500	$.20	December 2004
	577,500	$.30	December 2004
	____________
Total	4,899,727
	===========

13. CONTINGENCIES

Involuntary Bankruptcy

On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:CyberHighway, Inc.. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. However, some of CyberHighway’s creditors objected to the joint motion to dismiss and the motion failed. (See Note 14).

Subsequent to the involuntary bankruptcy, CyberHighway lost all of its customers. Due to this loss of customer base, the Company's intangible assets relating to those customers became worthless. The write-off of the intangible assets reflected in the Company's December 31, 2000, statement of operations was $4,814,272 (net of deferred taxes). Due to this change in operating environment, the Company's revenues decreased substantially as well as a decrease in expenses associated with the elimination of personnel previously required to operate the Company's network operations center, and accordingly goodwill was impaired. The write-down of goodwill reflected in the Company's December 31, 2000, statement of operations was $4,425,037.

Potential Delisting from the American Stock Exchange

The Company is not in compliance with the continued listing guidelines of AMEX. The Company was in contact with AMEX during 2001 and has not received any additional communication in 2002. Should the common stock be delisted from AMEX, it is likely to have a detrimental effect on the Company's ability to raise additional capital, which is critical to the Company to continue as a going concern (see Note 16). In addition, if the common stock is delisted from AMEX, the Company would be in default under a financing agreement (see Note 17) and would be unable to obtain future funding under that agreement.

14. DEBT FORGIVENESS

At December 31, 2000, $1,400,997 and $42,469 of CyberHighway’s accounts payable and disbursements in excess of bank accounts, respectively, were reflected on the Company’s balance sheet. At December 31, 2001, the Company’s balance sheet included $953,561 in “permitted claims” against CyberHighway, the total claims submitted by creditors of CyberHighway during 2001, including the statutory notification period. This notification period began on December 6, 2001, and ended on March 6, 2002. A substantial amount of the claims were submitted by December 31, 2001; therefore, a reduction in the liabilities at that date was deemed appropriate. The $489,905 reduction in CyberHighway’s liabilities is reflected in the Company’s consolidated statements of operations as an extraordinary item.

15. SEGMENT DISCLOSURE

The Company adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” during the fourth quarter of 2000. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers or decision making groups, in deciding how to allocate resources and in assessing performance. The Company considers internet service providing and wireless internet service providing to be a similar industry; as such, there are no individual segments that are required to be reported pursuant to SFAS 131.

16. GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by approximately $1.25 million at December 31, 2001. The Company’s president loaned the Company approximately $12,000 during fiscal 2001. The appropriateness of using the going concern basis is dependent upon obtaining additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty about these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital by obtaining financing and eventually, through public offerings. Management intends to use the proceeds from any borrowings to acquire and develop markets to implement its Wireless Internet Access System and sell its service. The Company believes that these actions will enable it to carry out its business plan and ultimately to achieve profitable operations. (See Note 19).

17. FINANCING TRANSACTION

On May 9, 2001, the Company signed an amended and restated common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock for up to $10,000,000. The purchase price of the shares under this purchase agreement varies, based on market prices of the Company's common stock. The purchase agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default the buyer is no longer obligated to purchase any additional shares of common stock. The registration statement filed with respect to this financing transaction became effective on June 29, 2001. The commencement date of the purchase agreement was July 10, 2001. $340,000 in proceeds under the purchase agreement was received by the Company during 2001. At December 31, 2001, the Company had advanced 1,321,200 shares in consideration of the buyer’s advance of $80,176, in expectation that a settlement will take place in the near future. The purchase agreement remains in effect.

18. POTENTIAL RESCISSION CLAIMS

From January 2000 through June 2001, a total of 4,906,549 shares of the common stock of the Company may have been issued in violation of Section 5 of the Securities Act of 1933, as amended. The aggregate value assigned to these shares upon their issuance totaled $5,090,252. For a period of one year from issuance, the issuees of these shares have or had, as the case may be, a potential claim for rescission of their respective issuance transactions.

At December 31, 2000, 2,767,823 of these shares have been reflected under the redeemable stock caption on the accompanying balance sheet with an assigned value of $3,897,552.

At December 31, 2001, 2,138,726 of these shares have been reflected under the redeemable stock caption on the accompanying balance sheet with an assigned value of $1,192,700.

The diminishing number of shares subject to potential rescission claims was caused either by the expiration of the respective statute of limitations periods or by the transfer of the subject shares by the original issuees.

The Company believes that it is unlikely that any of the remaining potential rescission claims will be asserted against the Company.

19. SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2001:

In January 2002, the Company issued 120,000 shares of its common stock under a one-year consulting agreement with the third party with which the Company entered into the amended and restated common stock purchase agreement described in Note 17.

In March 2002, the Company adopted a 2002 Stock Ownership Plan for employees and consultants, reserving 3,000,000 shares of its common stock for issuance thereunder.

In March 2002, the Company entered into a consulting and marketing license agreement with a third party, under which agreement the Company granted the consultant options, under its 2002 Stock Ownership Plan, to purchase up to $600,000 of its common stock, up to $50,000 per month for ten years, the per share exercise price being based on future market prices, with a 38.75% discount to the market price on the date of exercise. In March and April 2002, the consultant exercised options to purchase $98,000 of Company common stock. 2,000,000 shares of common stock were issued pursuant to this option exercise.

Significant Equity Purchase

In April 2002, the Company entered into a securities purchase agreement with a third party, whereby the Company is to issue 3,125,000 units of its securities, each unit consisting of one shares of common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share, for cash in the amount of $250,000 payable in two equal increments at the initial closing and 60 days thereafter. Also pursuant to this agreement, the Company will hire a new president and chief executive officer, who will become a director of the Company, and, as a signing bonus, issue him 2,000,000 shares of common stock; the current president will become Chairman of the Board, reduce the term of his remaining term of employment from approximately four years to six months, waive the payment of all accrued and unpaid salary and waive the repayment of all loans made by him to the Company, in consideration of 2,000,000 shares of common stock being issued to him; two of the Company’s vice presidents will reduce the terms of their remaining terms of employment from approximately four years to six months and one year to six months, respectively, and waive the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock being issued to each of them; and the other vice president of the Company will terminate his employment with the Company.