Form 10QSB
period 2002-03-31
USURF AMERICA INC
filed 2002-05-20
CIK 1035398

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from          to
                                              ---------    ---------

                           Commission File No. 1-15383


                               USURF America, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                          91-2117796
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)


              8748 Quarters Lake Road, Baton Rouge, Louisiana 70809 (Address of Principal Executive Offices, including Zip Code)


                                 (225) 922-7744
                (Issuer's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                Class                         Outstanding as of 5-17-02
      ------------------------                -------------------------
      Common Stock, $.0001 par                        43,731,870
                value

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               USURF America, Inc.

                                                                            Page
                                                                            ----
        Consolidated Balance Sheets as of March 31, 2002                      3
        (unaudited), and December 31, 2001
        Consolidated Statements of Operations for the Three                   6
        Months Ended March 31, 2002 and 2001 (unaudited)
        Consolidated Statements of Cash Flows for the Three                   8
        Months Ended March 31, 2002 and 2001 (unaudited)
        Notes to Consolidated Statements                                     11

                      USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2001, AND MARCH 31, 2002 (UNAUDITED)

                                     ASSETS


                                                         3/31/02       12/31/01
                                                       (unaudited)    (audited)
                                                       ----------    ----------
CURRENT ASSETS
 Cash and cash equivalents                             $      284    $       10
 Inventory                                                133,500       134,746
                                                       ----------    ----------
                                                          133,784       134,756
                                                       ----------    ----------
PROPERTY AND EQUIPMENT
 Cost                                                     204,387       203,141
 Less: accumulated depreciation                          (129,986)     (125,036)
                                                       ----------    ----------
                                                           74,401        78,105
                                                       ----------    ----------
OTHER ASSETS                                               14,583        16,667
                                                       ----------    ----------
TOTAL ASSETS                                           $  222,768    $  229,528
                                                       ==========    ==========

        The accompanying notes are an integral part of these statements.


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                     3/31/02        12/31/01
                                                                   (unaudited)     (audited)
                                                                   ------------    ------------
CURRENT LIABILITIES
 Disbursements in excess of cash balances                          $          0    $     15,539
 Accounts payable                                                     1,042,150       1,034,619
 Accrued payroll                                                        272,820         265,978
 Other current liabilities                                               59,396          54,996
 Notes payable to stockholder                                                 0          18,521
                                                                   ------------    ------------
                                                                      1,374,366       1,389,653
                                                                   ------------    ------------
LONG-TERM LIABILITIES                                                         0               0
                                                                   ------------    ------------
                                                                      1,374,366       1,389,653
REDEEMABLE COMMON STOCK
Common stock subject to rescission, 2,138,726 shares outstanding        220,998       1,192,700
at December 31, 2001, and 524,564 shares outstanding at March 31,
2002, $.0001 par value per share
                                                                   ------------    ------------
                                                                        220,998       1,192,700
                                                                   ------------    ------------




STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value; Authorized: 100,000,000 shares;           2,892           2,385
Issued and outstanding: 23,848,108 at December 31, 2001, and
28,919,306 at March 31, 2002
Additional paid-in capital                                           37,030,408      35,642,817
Accumulated deficit                                                 (37,608,585)    (37,000,628)
Subscriptions receivable                                                166,500         165,750
Deferred consulting                                                    (963,811)     (1,163,149)
                                                                   ------------    ------------
                                                                     (1,372,596)     (2,352,825)
                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    222,768    $    229,528
                                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                    Three Months Ended March 31,

                                                         2002           2001
                                                     (unaudited)    (unaudited)
                                                     -----------    -----------
REVENUES
Revenues                                             $     4,626    $       384
Internet access costs, cost of goods sold                 (8,482)             0
                                                     -----------    -----------
Gross profit (loss)                                       (3,856)           384
                                                     -----------    -----------
OPERATING EXPENSES
 Depreciation and amortization                             7,033         11,580
 Professional fees                                       270,147        707,288
 Rent                                                      7,681          5,361
 Salaries and commissions                                242,314        160,746
 Advertising                                              62,000              0
 Other                                                    14,743         16,668
                                                     -----------    -----------
                                                         603,918        901,643
                                                     -----------    -----------
LOSS FROM OPERATIONS                                    (607,774)      (901,259)
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
 Interest expense                                           183               0
                                                   ------------    ------------
                                                            183               0
                                                   ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEMS                        (607,957)       (901,259)
                                                   ------------    ------------
LOSS BEFORE INCOME TAX                                 (607,957)       (901,259)
INCOME TAX BENEFIT                                            0               0
                                                   ------------    ------------
NET LOSS                                           $   (607,957)   $   (901,259)
                                                   ============    ============
Net loss per common share                          $      (0.02)   $      (0.05)
                                                   ============    ============
Weighted average number of shares outstanding        25,503,752      18,208,215
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                       Three Months Ended March 31,

                                                            2002           2001
                                                        (unaudited)    (unaudited)
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

---------------------------
Net loss                                                $  (607,957)   $  (901,259)
Adjustments to reconcile net loss to net cash used in
operating activities
 Depreciation and amortization                                7,033         11,580
 Consulting fees paid with stock                            247,663        670,400
 Legal fees paid with stock                                   6,000              0
 Compensation expense paid with stock                       163,146              0
 Advertising expense paid with stock                         62,000              0
 Compensation expense                                             0          3,300
Changes in operating assets and liabilities
 Accounts receivable                                              0           (384)
 Inventory                                                        0              0
 Accounts payable                                            (8,032)         1,786
 Accrued payroll                                              6,842         41,893
 Other current liabilities                                        0         10,000
                                                        -----------    -----------
Net cash used in operating activities                      (123,305)      (162,684)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------
Proceeds on disposal of fixed assets                    $         0    $         0


Capital expenditures                                              0            0
                                                          ---------    ---------
Net cash used in investing activities                             0            0
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

---------------------------
Payments on notes payable                                 $       0    $       0
Disbursements in excess of cash balances                          0            0
Payments on notes payable - stockholder                     (18,521)           0
Payments on subscriptions receivable                         70,000      261,000
Proceeds from note payable - stockholder                          0       26,090
Issuance of common stock for cash                            64,000            0
Warrants exercised                                           13,000            0
Fee for stock issuances                                      (4,900)           0
                                                          ---------    ---------
Net cash provided by financing activities                   123,579      287,090
                                                          ---------    ---------
Net increase in cash and cash equivalents                       274      124,406
Cash and cash equivalents, Beginning of period                   10        1,088
Cash and cash equivalents, End of period                  $     284    $ 125,494
                                                          =========    =========

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND OTHER CASH FLOW INFORMATION

Three Months March 31, 2002:

- In January 2002, the Company entered into a one-year consulting agreement, by issuing 120,000 shares of stock valued at $10,800.

- In February 2002, the Company issued 300,000 under a four month consulting agreement, which shares of stock were valued at $30,000.

- In March 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $7,500.

- In March 2002, the Company issued 75,000 shares in payment of legal services, which shares of stock were valued at $6,000.

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

                      USURF AMERICA, INC. AND SUBSIDIARIES
                             BATON ROUGE, LOUISIANA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

Note 1.  Nature of Business, Organization and Basis of Presentation

Basis of Presentation

USURF America, Inc. (the "Company"), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides wireless Internet access services to a small number of customers in Del Rio, Texas, and Santa Fe, New Mexico.

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

Note 2.  Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

The financial statements included herein have been prepared by USURF, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in USURF's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 2001 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 3.  Notes Payable to Shareholder


                                             March 31, 2002    December 31, 2001
                                              (unaudited)
                                           -----------------   -----------------
     Notes payable to majority                     $0               $18,521
     stockholder, interest accrues at 8%,
     due on demand and unsecured

Note 4.  Stock and Warrant Issuances

During the three months ended March 31, 2002, the Company issued (or became obligated to issue) shares of common stock and common stock purchase warrants, as follows:


     -    486,500 shares as finder's fees.

     -    570,000 shares in payment of consulting fees.

     - 1,519,000 warrants (200,000 warrants, exercise price $.049 per share; 560,000 warrants, exercise price $.10 per share; 666,000 warrants, exercise price of $.20 per share; 93,000 warrants, exercise price of $.30 per share) were issued in payment of consulting fees.

Note 5.  Contingencies


     A.   Bankruptcy

          On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:CyberHighway, Inc.. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. However, some of CyberHighway's creditors objected to the joint motion to dismiss and the motion failed.

          Subsequent to the involuntary bankruptcy, CyberHighway lost all of its customers. Due to this loss of customer base, the Company's intangible assets relating to those customers became worthless and were written off in 2000. Due to this change in operating environment, goodwill was impaired and, consequently, the goodwill associated with these operations was written off in the 2000 statement of operations.

     B.   Potential Rescission Claims

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

          At March 31, 2002, 524,564 of these shares have been reflected under the redeemable stock caption on the accompanying balance sheet with an assigned value of $220,998

          The diminishing number of shares subject to potential rescission claims was caused either by the expiration of the respective statute of limitations periods or by the transfer of the subject shares by the original issuees.

          The Company believes that it is unlikely that any of these potential rescission claims will be asserted against the Company.

Note 6.  Financing Transaction

On May 9, 2001, the Company signed an amended and restated common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock for up to $10,000,000. The purchase price of the shares under this purchase agreement varies, based on market prices of the Company's common stock. The purchase agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default, the buyer is no longer obligated to purchase any additional shares of common stock. The registration statement filed with respect to this financing transaction became effective on June 29, 2001. The commencement date of the purchase agreement was July 10, 2001. To date, the Company has received approximately $395,000 in proceeds under the purchase agreement, approximately $55,000 of which was received by the Company during the first three months of 2002. The purchase agreement remains in effect.

Note 7.  Stock Ownership Plan

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

Note 8. Subsequent Events

Significant Equity Purchase

In April 2002, the Company entered into a securities purchase agreement with a third party, whereby the Company is to issue 3,125,000 units of its securities, each unit consisting of one share of common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share, for cash in the amount of $250,000 payable in two equal increments at the initial closing (held April 15, 2002) and June 14, 2002. Also pursuant to this agreement, the Company hired a new president and chief executive officer, who became a director of the Company, and, as a signing bonus, issued him 3,000,000 shares of common stock; the current president became Chairman of the Board, reduced the term of his remaining term of employment from approximately four years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made by him to the Company, in consideration of 2,000,000 shares of common stock being issued to him; two of the Company's vice presidents reduced the terms of their remaining terms of employment from approximately four years to six months and one year to six months, respectively, and waived the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock being issued to each of them; and the other vice president of the Company terminated his employment with the Company.

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

     Our new president has expanded the scope of our original Quick-Cell business plan, which called for the construction of Quick-Cell systems in small and medium-sized cities. In addition to our original plan, we are now attempting to develop working partnerships with companies who need to create or extend broadband Internet connectivity for their customers, employees and partners. The companies with which we seek to do business operate in the following market segments, among others: hospitality, education, aviation, multiple dwelling unit, planned community development, independent local exchange, utility and municipality.

         On April 15, 2002, we consummated a securities purchase agreement with Evergreen Venture Partners, LLC. Under this agreement, we are to issue a total of 3,125,000 units of our securities for cash in the amount of $250,000, payable in two equal increments: on April 15, 2002, and June 14, 2002. Each unit sold to Evergreen consists of one share of our common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share. Also pursuant to this agreement, we hired a new president and chief executive officer, Douglas O. McKinnon, who also became a director, and who received, as a signing bonus, 3,000,000 shares of our common stock; David M. Lofin, our former president, became our Chairman of the Board, reduced the term of his remaining term of employment from approximately 4 years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made by him to us, in consideration of 2,000,000 shares of our common stock; two of our vice presidents reduced the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waived the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of our common stock; and our other vice president terminated his employment with us. Also, under this agreement, upon the final closing scheduled for June 14, 2002, Evergreen will name two persons to become directors of USURF America.

     As a result of the transactions with these four officers arising out of the Evergreen agreement, we will incur a charge against our earnings during the second quarter of 2002 of approximately $650,000.

     In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital Fund II, LLC, which replaced a similar agreement entered into in October 2000. Pursuant to the agreement, Fusion Capital may purchase up to $10 million of our common stock. The shares of our common stock being issued under this agreement are the subject of an effective registration statement. To date, we have received only $395,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement. This lack of significant funding has impeded our ability to expand our Quick-Cell business operations. We will remain in this position unless and until (1) our stock price increases significantly or (2) we secure funding from a source other than Fusion Capital, of which there is no assurance. Please see the discussion under the heading "Management's Plans Relating to Future Liquidity", for a more thorough explanation of the impact this agreement could have on our business. Should we obtain more substantial funding, we would be able to begin to pursue our wireless Internet business plan. In October 2001, we began company-owned Quick-Cell operations in Del Rio, Texas, and have agreements with two resellers there. We have approximately 50 customers in Del Rio, and consumer response has been excellent. However, our customer growth will continue to be slowed by a lack of capital. We have also completed engineering efforts in four other South Texas towns. We will not begin marketing our Quick-Cell service in these towns, until we stabilize our working capital situation.

     As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, from November 2001 through March 31, 2002, we obtained additional funds through sales of our securities, as follows:


     - $57,500 (2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;

     - $30,000 (2002) from the exercise of outstanding warrants - 200,000 shares at $.15 per share;

     - $13,000 (2002) from the exercise of outstanding warrants - 162,500 shares at $.08 per share; and

     - $49,000 (2002) from the exercise of options - 1,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise).

These funds were used for operating expenses and not for the expansion of our wireless Internet access business.

     Subsequent to March 31, 2002, in April 2002, we obtained funds through sales of our securities, as follows:


     - $49,000 from the exercise of options - 1,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise). These funds were applied exclusively to operating expenses.

     - $125,000 from the sale of 1,562,500 shares and a total of 3,125,000 warrants, pursuant to the Evergreen transaction. A portion of these funds are to be used for operating expenses, while the balance is to be utilized in our efforts to expand our wireless Internet access business.

     Pursuant  to the  Evergreen  agreement,  we are to  receive  an  additional
$125,000, in June 2002, which funds we expect will enable us to pursue our business plan more aggressively. However, we cannot assure you that we will ever earn a profit.

     We will need further capital, as we continue to expand our wireless Internet access business.

CyberHighway Bankruptcy

In September 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and

Hawkins-Smith. A joint motion to dismiss the bankruptcy proceeding was unsuccessful because some of CyberHighway's creditors believe that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway's most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as a claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. These creditors desire that these claims be adjudicated in the bankruptcy court. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

     The January 1999 acquisition of CyberHighway fundamentally altered our company. Our annual revenues went from nearly zero to about $2.5 million. However, the involuntary bankruptcy proceeding caused the demise of CyberHighway's business. CyberHighway's company-owned dial-up customer base went from approximately 8,500 to none. The filing of the involuntary bankruptcy and CyberHighway's switch-over to the network of Dialup USA were the primary causes of CyberHighway's customer base demise. We will not apply any available future capital to the revitalization of our dial-up Internet access business.

Results of Operations

     General. By the end of February 2001, CyberHighway had lost all of its dial-up Internet access customers and we do not foresee the revitalization of CyberHighway's business. You should not purchase our common stock expecting that CyberHighway's business will assist in making us profitable.

     During the first quarter of 2001, we derived no revenue from CyberHighway's business. For the first three months of 2001 and 2002, our small amounts of revenues were dervied from our Quick-Cell wireless Internet access operations. We currently lack the capital necessary to pursue our complete Quick-Cell business plan, and we may never possess enough capital with which to exploit fully our Quick-Cell products. In this circumstance, it is likely that we would never earn a profit.

     Before the demise of CyberHighway, our revenues were derived primarily from monthly customer payments for dial-up access and from per-customer royalty payments from our CyberHighway affiliate-ISPs.

     Beginning in March 2000, we began initial Quick-Cell wireless Internet access operations in Santa Fe, New Mexico. Throughout 2000, our customers in Santa Fe were in their one-year "free-use" period. During most of 2001, we did not charge our Santa Fe customers for service, due to our commencing an upgrade to the system. We were forced to suspend the upgrade of the system and have only a few customers remaining. We have yet to derive significant revenue from our Santa Fe market. In the last quarter of 2001, we began to derive revenues from the first customers in Del Rio, Texas. We have lacked capital with which to expand either of these markets.

     In September 2001, we began Quick-Cell operations in Del Rio, Texas. We have approximately 50 customers online, but our growth there has been slowed significantly due to our lack of capital. We cannot predict the number of customers we will secure in any specific time frame, due to our lack of capital. In Del Rio, we have chosen to make sustained slow progress in customer acquisition, rather than to have begun full-scale marketing activities only to suspend them soon after their start due to our lack of capital. Should we begin to derive greater amounts of funds under the Fusion Capital agreement or from another source, of which there is no assurance, we plan to construct additional Quick-Cell systems throughout the remainder of 2002.

     In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time. Due to a lack of capital, however, this marketing effort was suspended before we investigated the nature of the other inquiring companies. No paying customers use these systems, due to circumstances involving these companies that are beyond our control. During the first three months of 2001 and 2002, we derived no significant revenues from customer modem sales to these Quick-Cell purchasers, and we do not expect to do so during 2002.


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

     We  have  entered  into  a  Quick-Cell  reseller  agreement  with  Wireless
WebConnect!, Inc. Due to issues within WebConnect that were out of our control, to date, we have not derived any benefit from this agreement. However, after recent discussions with WebConnect, it is possible that we will begin to implement our agreement during 2002, as it appears that WebConnect's internal issues have been resolved to a point that it is now in a position to participate as a Quick-Cell reseller. It is possible that the terms of our agreement with WebConnect might be amended in the future, but we cannot predict if and when an amendment would be executed.

     Our revenues for the first three months of 2001 and 2002 were significantly below those of 2000, since we no longer derive revenues from the operations of CyberHighway and we have lacked capital with which to implement a full-scale implementation of our Quick-Cell business plan. In 2002, we will produce significant revenues only if we are able to be successful in placing Quick-Cell service customers online, of which there is no assurance, due to the uncertainty surrounding our level of capitalization to be derived under the Fusion Capital agreement or any other sources.

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

     Three  Months  Ended March 31,  2002,  versus  Three Months Ended March 31,
2001. During both periods, our small amounts of revenues were derived from our wireless Internet access business. Without additional capital, our revenues will remain at these levels.

     Our operating results for the first quarters of 2002 and 2001 are summarized in the following table:


                                                 First Quarter 2002   First Quarter 2001
                                                     (unaudited)          (unaudited)
                                                  ----------------     ----------------
     Revenues                                          $4,626                $384
     Internet Access Costs, Cost of Goods Sold          8,482                  0








     Gross Profit (Loss)                               (3,856)                384
     Operating Expenses                               603,918             901,643
     Loss from Operations                            (607,774)           (901,259)
     Net Loss                                        (607,957)           (901,259)

     Our net loss of  $574,274  (unaudited)  for the first  quarter  of 2002 was significantly less than our net loss for the 2001 period of $901,259 (unaudited). Certain line items in our statements of operations changed materially from the 2001 period to the 2002 period, which contributed to the reduction in our net loss for the current period, as follows:


     - Professional fees decreased from $707,288 in the 2001 period to $270,147 in the 2002 period. This decrease is a result of our not having required professional services during the 2002 period at the levels required during the 2001 period. Also, during the 2002, we did not have a charge against our earnings similar to the $248,000 amount that occurred during the 2001 period, the result of the issuance of 800,000 shares as a commitment fee under a common stock purchase agreement. Should we continue to lack cash reserves, it is likely that, during the remainder of 2002, we would issue shares of our common stock in payment of certain professional fees.

     - During the 2001 period, we incurred no advertising expense. However, during the 2002 period, we incurred advertising expenses of $62,000.
          All of our advertising expenses during the current period are attributable to the exercise of options to acquire shares of our common stock by a consultant.

     - An increase in salaries and commissions, from $160,746 in the 2001 period to $242,314 in the 2002 period, was offset by the reduction the expenses described in the prior paragraphs. This increase in salaries and commissions is attributable to the issuance of 34,536 shares of our common stock to one of our officers, in payment of a portion of his accrued salary in the approximate amount of $140,000. Had this one-time expense not been incurred, our salaries and commissions would have been well below 2001 levels, due to our reductions in personnel during the last quarter of 2001 and the first quarter of 2002.

     As a result of the Evergreen transaction, we will incur a one-time charge against our earnings for the second quarter of 2002 in the approximate amount of $650,000, due to the following stock issuances:


     - 3,000,000 shares issued to our new president and chief executive officer as a signing bonus under his employment agreement.

     - 2,000,000 shares to our former president (current Chairman of the Board) in consideration of his agreeing to reduce the term of his employment agreement, waive the payment of accrued salary and waive the repayment of unpaid loans made by him to us.

     - 2,000,000 shares to one of our vice presidents in consideration of his agreeing to reduce the term of his employment agreement and waive the payment of accrued salary.

     - 2,000,000 shares to our vice president of corporate development in consideration of his agreeing to reduce the term of his employment agreement and waive the payment of accrued salary.

     We expect that our results of operations for the second quarter of 2002 will be similar to those of the first quarter of 2002.

     Due to our severe lack of capital during the 2001 and 2002 periods, we issued shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the "Professional Fees" line item. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:


     - during the first three months of 2001, we issued 320,000 shares of our common stock under two consulting agreements; these shares were valued for financial accounting purposes at $99,200, in the aggregate. This amount was expensed in equal monthly amounts during 2001.

     - during the first three months of 2002, we issued 570,000 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at $61,500, in the aggregate. This amount is being expensed in equal monthly amounts over periods ranging from four months to one year. All of this total amount will be expensed during 2002.

     Subsequent to March 31, 2002, we have issued shares to consultants, professional service providers and to certain of our officers, the value of which will be charged against our earnings, beginning in the second quarter of 2002. Specifically, we have issued: 1,625,000 shares to consultants, valued at approximately $165,000, all of which will be charged against our earnings during 2002; 500,000 shares to professional service providers, valued at approximately $40,000, all of which will be charged against our earnings in the second quarter of 2002; and 9,000,000 shares to certain of our officers pursuant to the Evergreen transaction, value at approximately $800,000, which amount will be charged against our earnings in the second quarter of 2002.

Liquidity and Capital Resources

     General. Since our inception, we have had a significant working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash to continue our current level of business activities, through the result of recent securities sales. As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, during the last two months of 2001 and the first three months of 2002, we obtained additional funds through sales of our common stock, as follows:


     - $57,500 (2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;

     - $30,000 (2002) from the exercise of outstanding warrants - 200,000 shares at $.15 per share;

     - $13,000 (2002) from the exercise of outstanding warrants - 162,500 shares at $.08 per share; and

     - $49,000 (2002) from the exercise of options - 1,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise).

     These funds were used for operating expenses and not for the expansion of our wireless Internet access business.

     Subsequent to March 31, 2002, in April 2002, we obtained funds through sales of our securities, as follows:


     - $49,000 from the exercise of options - 1,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise). These funds were applied exclusively to operating expenses.

     - $125,000 from the sale of 1,562,500 shares and a total of 3,125,000 warrants, pursuant to the Evergreen transaction. A portion of these funds are to be used for operating expenses, while the balance is to be utilized in our efforts to expand our wireless Internet access business.

     Pursuant  to the  Evergreen  agreement,  we are to  receive  an  additional
$125,000, in June 2002, which funds we expect will enable us to pursue our business plan more aggressively. However, we cannot assure you that we will ever earn a profit.

     We will  need  further  capital,  as we  continue  to expand  our  wireless
Internet access business. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to cease operations.

         Our Capital Needs. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. To accomplish our goals of expanding our Quick-Cell business, we will require at least $1.2 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.

     Currently we do not possess enough capital to accomplish our goals for our Quick-Cell wireless Internet access business, including the construction of Quick-Cell systems. When we refer to the construction of a Quick- Cell system in any city, that process requires the following expenditures:


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

     In light of the relatively small amount of capital required to construct each Quick-Cell cell site, we believe that the expected funding under the Fusion Capital agreement would provide us with enough capital to construct the initial Quick-Cell cell site and commence marketing activities in approximately 30 markets. With the Quick-Cell construction permitted by this amount of capital, we will be able to determine whether our Quick-Cell wireless Internet access business is a viable business, as presently offered. However, the funds expected under the Fusion Capital agreement will not be adequate for us to pursue our complete Quick-Cell business plan, and we cannot assure you that we will be able to obtain capital when needed. Our inability to obtain further capital when needed would lessen our chance of earning a profit, as we would become illiquid.

     Proceeds from the Fusion Capital Agreement. Beginning in July 2001, we began to receive the first funds of up to $10 million under our agreement with Fusion Capital. Since then, we have received only $395,000 in payment of a total of 3,100,000 shares under this agreement. Fusion Capital has not purchased the maximum funding amount possible under this agreement. This lack of significant funding has impeded our ability to expand our Quick-Cell business operations. We will remain in this position unless and until (1) our stock price increases significantly or (2) we secure funding from a source other than Fusion Capital, of which there is no assurance. Assuming we receive the entire $10 million under that agreement, of which there is no assurance, we anticipate that we will apply these funds as follows:


     Purchase of Quick-Cell Equipment                                $ 6,000,000
     Construction of Quick-Cell Systems                                1,300,000
     Marketing                                                         1,000,000
     General and Administrative Expenses                                 200,000
     Finder's Fee                                                        800,000
     Working Capital                                                     700,000
                                                                     -----------
                            Total                                    $10,000,000
                                                                     ===========

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

     Should all of our outstanding warrants, including all of the warrants to be issued in connection with the Fusion Capital agreement, be exercised, we would receive cash proceeds of approximately $3,278,376. Upon the final closing under the Evergreen agreement, we will issue warrants that could yield $703,125 if exercised. Funds received from the exercise of warrants would be used to purchase Quick-Cell equipment, to construct Quick-Cell systems, to market our Quick-Cell wireless Internet access service and for working capital. Please see the discussion under "Use of Proceeds".

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

     March 31, 2002. Historically, we have had a significant working capital deficit. At March 31, 2002, our working capital deficit was $1,240,582 (unaudited) which is only slightly lower than our $1,254,897 deficit at December 31, 2001. Our receipt of funds through sales of our securities during the first three months of 2002 permitted us to maintain a constant working capital deficit throughout the quarter. Approximately 85% of our accounts payable are accounts payable of CyberHighway and are subject to the pending Chapter 7 bankruptcy proceeding of CyberHighway. Without additional capital, our working capital deficit can be expected to become larger each quarter.

     The following table sets forth our current assets and current liabilities at March 31, 2002, and December 31, 2001:


                                                                 March 31, 2002       December 31, 2001
                                                               -----------------     --------------------
                                                                  (unaudited)             (audited)
    Current Assets         Cash                                $         284         $            10
                           Inventory                                 133,500                 134,756

    Current Liabilities    Disbursements  of Cash              $           0         $        15,539
                           Balances
                           Accounts Payable                        1,042,150               1,034,619
                           Accrued Payroll                           272,820                 265,978
                           Other Current Liabilities                  59,396                  54,996
                           Notes Payable to Stockholder                    0                  18,521

     Our accrued payroll at March 31, 2002, as well as at December 31, 2001, is attributable to accrued salary of three of our officers. In connection with the Evergreen transaction described above, these officers waived payment of all of their accrued salaries, which will be reflected on our June 30, 2002, balance sheet.

     We reduced our note payable to stockholder during the first quarter of 2002 by $18,521, and owed this shareholder no amount at March 31, 2002. We do not expect that we will again borrow funds from this shareholder.

     During the first quarter of 2002, we obtained a total of $149,500 in cash from sales of our securities.



     - $57,500 (2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;

     - $30,000 (2002) from the exercise of outstanding warrants - 200,000 shares at $.15 per share;

     - $13,000 (2002) from the exercise of outstanding warrants - 162,500 shares at $.08 per share; and

     - $49,000 (2002) from the exercise of options - 1,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise).

The funds received were applied primarily to operating expenses.

     Subsequent to March 31, 2002, in April 2002, we obtained funds through sales of our securities, as follows:


     - $49,000 from the exercise of options - 1,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise). These funds were applied exclusively to operating expenses.

     - $125,000 from the sale of 1,562,500 shares and a total of 3,125,000 warrants, pursuant to the Evergreen transaction. A portion of these funds are to be used for operating expenses, while the balance is to be utilized in our efforts to expand our wireless Internet access business.

     Pursuant  to the  Evergreen  agreement,  we are to  receive  an  additional
$125,000, in June 2002, which funds we expect will enable us to pursue our business plan more aggressively. However, we cannot assure you that we will ever earn a profit.

     Without obtaining at least $1,000,000 in new capital, we will continue to have a significant working capital deficit and will not be able to operate from a position of liquidity. This will impair our ability to pursue our Quick- Cell business plan and, thus, our ability ever to earn a profit.

     If we are unable to obtain significant additional capital, it is possible that we would be forced to cease operations.

     Cash Flows from Operating Activities. During the first quarter of 2002, our operations used $123,305 (unaudited) in cash compared to cash used of $162,684 (unaudited) during the first quarter of 2001. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salaries and commissions.

         Cash Flows from Investing Activities. During the first quarters of 2001 and 2002, our investing activities neither provided nor used cash. Because we lack working capital, we cannot predict our cash flows from investing activities for the remainder of 2002.

     Cash Flows from Financing Activities. For the first quarter of 2002, our financing activities provided $123,579 (unaudited) in cash. Our payments on notes payable to stockholder of $18,521 and $4,900 in finder's fees were offset by payments on subscriptions receivable of $70,000, $64,000 in cash from sales of our common stock and $13,000 in cash obtained by the exercise of certain warrants. For the first quarter of 2001, our financing activities provided $287,090 in cash. Of this amount, $26,090 is attributable to loans from our president and $261,000 is attributable to private sales of securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

Management's Plans Relating to Future Liquidity

     To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. Our recent securities purchase agreement with Evergreen will provide a significant portion of this capital requirement. To accomplish our goals of expanding our Quick-Cell business, we will require at least $1.2 million.

     Our best opportunity for obtaining needed funds is pursuant to the Fusion Capital agreement. However, to date, we have received only $395,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement.

     Since we only plan to sell up to 6,000,000 shares to Fusion Capital under the Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $1.67 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.08 per share, the closing sale price of the common stock on May 16, 2002, and the purchase by Fusion Capital of the full amount of shares purchasable under the Fusion Capital agreement, total proceeds to us would only be approximately $600,000, unless we choose to issue more than 6,000,000 shares, which we have the right to do.

     Should we obtain at least $1.2 million under the Fusion Capital agreement, we believe that we will be able to have accomplished our primary objectives:


     - entering into several working partnerships with companies who need to create or extend broadband Internet connectivity for their customers, employees and partners;

     - placing at least 10,000 customers on our Quick-Cell systems during the next year; and

     - proving the commercial viability of our Quick-Cell wireless Internet access service.

We cannot assure you that we will accomplish these objectives.

     Currently, we have no other sources for funding on the scale contemplated by the Fusion Capital transaction.

     If we do not obtain the necessary funding, we would be forced to cease operations.

Capital Expenditures

     During the first three months of 2002, we made no capital expenditures and we currently have no capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make major expenditures on Quick-Cell-related equipment. However, without additional capital, we will make no capital expenditures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

CyberHighway Involuntary Bankruptcy

     On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454. The petitioning creditors were ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss was denied because the creditors believe that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway's most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as claim for tortious interference with beneficial business relationships as to Dialup USA, Inc. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway, no prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

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

Item 2.  Changes in Securities.

     During the three months ended March 31, 2002, we issued securities as follows:

1. (a) Securities Sold. In January 2002, 120,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Fusion Capital Fund II, LLC. (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $12,000.
(d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

2. (a) Securities Sold. In February 2002, 86,500 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Shelter Capital Ltd.
    (c) Consideration. Such shares of Common Stock were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

3. (a) Securities Sold.In February 2002, 160,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.
    (c) Consideration. Such warrants were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.10 per share and exercisable for a period of three years from issuance.

4. (a) Securities Sold. In February 2002, 266,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.
    (c) Consideration. Such warrants were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.20 per share and exercisable for a period of three years from issuance.

5. (a) Securities Sold. In February 2002, 93,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.
    (c) Consideration. Such warrants were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.

6. (a) Securities Sold. In February 2002, 300,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.
    (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were value at $30,000.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

7. (a) Securities Sold. In March 2002, 400,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.
  (c) Consideration. Such shares of Common Stock were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

8. (a) Securities Sold. In March 2002, 400,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Peter Rochow.
    (c) Consideration. Such warrants were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.10 per share and exercisable for a period of three years from issuance.

9. (a) Securities Sold. In March 2002, 400,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Peter Rochow.
    (c) Consideration. Such warrants were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.20 per share and exercisable for a period of three years from issuance.

10. (a) Securities Sold. In March 2002, 200,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.
    (c) Consideration. Such warrants were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.049 per share and exercisable for a period of three years from issuance.

    Subsequent to March 31, 2002, we have issued unregistered securities, as follows:

1. (a) Securities Sold. In April 2002, 200,000 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.
    (c) Consideration. Such warrants were issued as a finder's fee.

    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.049 per share and exercisable for a period of three years from issuance.

2. (a) Securities Sold. In April 2002, 500,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Newlan & Newlan.
    (c) Consideration. Such shares of Common Stock were issued as a bonus, at a price of $.10 per share.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

3. (a) Securities Sold. In April 2002, 75,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Patrick F. McGrew.
    (c) Consideration. Such shares of Common Stock were issued as a bonus, at a price of $.10 per share.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

4. (a) Securities Sold. In April 2002, 500,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Heyer Capital Fund.
    (c) Consideration. Such shares of Common Stock were issued as a finder's fee.
    (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

5. (a) Securities Sold. In April 2002, 200,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Employer Support Services.
    (c) Consideration. Such shares of Common Stock were issued in payment of a trade payable and were valued at a price of $20,000.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

6. (a) Securities Sold. In April 2002, a total of 9,000,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Douglas O. McKinnon (3,000,000 shares), David M. Loflin (2,000,000 shares), Waddell D. Loflin (2,000,000 shares) and James Kaufman (2,000,000 shares).
    (c) Consideration. Such shares of Common Stock were issued in pursuant to the terms of employment-related agreements and were valued at approximately $930,000, in the aggregate.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

7. (a) Securities Sold. In April 2002, 1,562,500 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Evergreen Venture Partners, LLC.
    (c) Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement, at a price of $.08 per share.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

8. (a) Securities Sold. In April 2002, 1,562,500 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
    (c) Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.15 per share and exercisable for a period of three years from issuance.

9. (a) Securities Sold. In April 2002, 1,562,500 common stock purchase warrants of the Company were issued.
    (b) Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
    (c) Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
    (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.

10. (a) Securities Sold. In April 2002, 900,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Allen & Company Business Communications.
    (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $90,000.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

11. (a) Securities Sold. In April 2002, 250,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to B. Edward Haun & Company.
    (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

12. (a) Securities Sold. In April 2002, 250,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Summit Venture Partners, LLC.
    (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

13. (a) Securities Sold. In April 2002, 150,000 shares of Company Common Stock were issued.
    (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Barker Design, Inc.
    (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
    (d) Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.


    (a) Exhibits.

        None.

    (b) Reports on From 8-K.

        During the three months ended March 31, 2002, we filed one Current Report on Form 8-K, as follows:

        - Date of event: February 6, 2002, wherein we reported the resignation of one of our directors. This Current Report on Form 8-K is incorporated herein by this reference.

        Subsequent to March 31, 2002, we have filed two Current Reports on Form 8-K, as follows:

        - Date of event: April 5, 2002, wherein we reported information pursuant to Regulation FD; and

        - Date of event: April 15, 2002, wherein we reported a material securities sale transaction and the hiring of a new president and chief executive officer.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 20, 2002.


                                                    USURF AMERICA, INC.
                                                    By: /s/ DAVID M. LOFLIN
                                                       --------------------
                                                    David M. Loflin
                                                    Chairman of the Board and
                                                    Principal Accounting Officer