Form 10QSB/A
period 2002-03-31
USURF AMERICA INC
filed 2002-05-28
CIK 1035398

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of 5-17-02
___________________	___________________
Common Stock, $.0001 par value	43,731,870

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

USURF America, Inc.
Page
____
Consolidated Balance Sheets as of March 31, 2002 (unaudited), and December 31, 2001	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited)	6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)	8
Notes to Consolidated Statements	11

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001, AND MARCH 31, 2002 (UNAUDITED)

ASSETS

	3/31/02 (unaudited)	12/31/01 (audited)
	__________	__________
CURRENT ASSETS
Cash and cash equivalents	$284	$10
Inventory	133,500	134,746
	_____________	_____________
	133,784	134,756
	_____________	_____________
PROPERTY AND EQUIPMENT
Cost	204,387	203,141
Less: accumulated depreciation	(129,986)	(125,036)
	_____________	_____________
	74,401	78,105
	_____________	_____________
OTHER ASSETS	14,583	16,667
	_____________	_____________
TOTAL ASSETS	$222,768	$229,528
	===========	===========

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	3/31/02 (unaudited)	12/31/01 (audited)
	__________	__________
CURRENT LIABILITIES
Disbursements in excess of cash balances	$0	$15,539
Accounts payable	1,042,150	1,034,619
Accrued payroll	272,820	265,978
Other current liabilities	59,396	54,996
Notes payable to stockholder	0	18,521
	_____________	_____________
	1,374,366	1,389,653
	_____________	_____________
LONG-TERM LIABILITIES	0	0
	_____________	_____________
	1,374,366	1,389,653
REDEEMABLE COMMON STOCK
Common stock subject to rescission, 2,138,726 shares outstanding at December 31, 2001, and 524,564 shares outstanding at March 31, 2002, $.0001 par value per share	220,998	1,192,700
	_____________	_____________
	220,998	1,192,700
	_____________	_____________
STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 23,848,108 at December 31, 2001, and 28,919,306 at March 31, 2002	2,892	2,385
Additional paid-in capital	36,891,262	35,642,817
Accumulated deficit	(37,469,439)	(37,000,628)
Subscriptions receivable	166,500	165,750
Deferred consulting	(963,811)	(1,163,149)
	_____________	_____________
	(1,372,596)	(2,352,825)
	_____________	_____________
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$222,768	$229,528
	===========	===========

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Three Months Ended March 31,
	2002 (unaudited)	2001 (unaudited)
	__________	__________
REVENUES
Revenues	$4,626	$384
Internet access costs, cost of goods sold	(8,482)	0
	__________	__________
Gross profit (loss)	(3,856) _________	384 __________
OPERATING EXPENSES
Depreciation and amortization	7,033	11,580
Professional fees	270,147	707,288
Rent	7,681	5,361
Salaries and commissions	103,168	160,746
Advertising	62,000	0
Other	14,743	16,668
	__________	__________
	464,772	901,643
	__________	__________
LOSS FROM OPERATIONS	(468,628) __________	(901,259) __________
OTHER INCOME (EXPENSE)
Interest expense	(183)	0
	__________	__________
	(183) __________	0 __________
LOSS BEFORE INCOME TAX	(468,811)	(901,259)
INCOME TAX BENEFIT	0	0
	__________	__________
NET LOSS	$(468,811)	$(901,259)
	=========	=========
Net loss per common share	$(0.02)	$(0.06)
	=========	=========
Weighted average number of shares outstanding	25,503,752	13,934,118
	=========	=========

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Three Months Ended March 31,
	2002 (unaudited)	2001 (unaudited)
	__________	__________
CASH FLOWS FROM OPERATING ACTIVITIES
___________________________
Net loss	$(468,811)	$(901,259)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,033	11,580
Consulting fees paid with stock	247,663	670,400
Legal fees paid with stock	6,000	0
Compensation expense paid with stock	24,000	0
Advertising expense paid with stock	62,000	0
Compensation expense	0	3,300
Changes in operating assets and liabilities
Accounts receivable	0	(384)
Inventory	0	0
Accounts payable	(8,032)	1,786
Accrued payroll	6,842	41,893
Other current liabilities	0	10,000
	_____________	_____________
Net cash used in operating activities	(123,305)	(162,684)
	_____________	_____________
CASH FLOWS FROM INVESTING ACTIVITIES
_____________________________
Proceeds on disposal of fixed assets	$0	$0
Capital expenditures	0	0
	_____________	_____________
Net cash used in investing activities	0	0
	_____________	_____________
CASH FLOWS FROM FINANCING ACTIVITIES
____________________________
Payments on notes payable	$0	$0
Disbursements in excess of cash balances	0	0
Payments on notes payable - stockholder	(18,521)	0
Payments on subscriptions receivable	70,000	261,000
Proceeds from note payable - stockholder	0	26,090
Issuance of common stock for cash Warrants exercised	64,000 13,000	0 0
Fee for stock issuances	(4,900)	0
	_____________	_____________
Net cash provided by financing activities	123,579	287,090
	_____________	_____________
Net increase in cash and cash equivalents	274	124,406
Cash and cash equivalents, Beginning of period	10	1,088
Cash and cash equivalents, End of period	$284	$125,494
	===========	===========

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

- In January 2001, 774,162 shares were issued to the Company’s president, pursuant to a debt conversion agreement, which shares were not issued in 2000, due to an administrative error.

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

The financial statements included herein have been prepared by USURF, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in USURF’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 2001 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 3. Notes Payable to Shareholder

	March 31, 2002	December 31, 2001
	(unaudited)
	______________	______________
Notes payable to majority stockholder, interest accrues at 8%, due on demand and unsecured	$0	$18,521

Note 4. Stock and Warrant Issuances

During the three months ended March 31, 2002, the Company issued (or became obligated to issue) shares of common stock and common stock purchase warrants, as follows:

-	486,500 shares as finder’s fees.
-	570,000 shares in payment of consulting fees.
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

Note 8. Subsequent Events

Significant Equity Purchase

In April 2002, the Company entered into a securities purchase agreement with a third party, whereby the Company is to issue 3,125,000 units of its securities, each unit consisting of one share of common stock, one common stock purchase warrant to purchase one share at an exercise price of $.15 per share and one common stock purchase warrant to purchase one share at an exercise price of $.30 per share, for cash in the amount of $250,000 payable in two equal increments at the initial closing (held April 15, 2002) and June 14, 2002. Also pursuant to this agreement, the Company hired a new president and chief executive officer, who became a director of the Company, and, as a signing bonus, issued him 3,000,000 shares of common stock; the current president became Chairman of the Board, reduced the term of his remaining term of employment from approximately four years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made by him to the Company, in consideration of 2,000,000 shares of common stock being issued to him; two of the Company’s vice presidents reduced the terms of their remaining terms of employment from approximately four years to six months and one year to six months, respectively, and waived the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock being issued to each of them; and the other vice president of the Company terminated his employment with the Company.

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

As a result of the transactions with these four officers arising out of the Evergreen agreement, we will incur a charge against our earnings during the second quarter of 2002 of approximately $600,000.

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

As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, $55,000 during the first three months of 2002, from November 2001 through March 31, 2002, we obtained additional funds through sales of our securities, as follows:

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

During the first quarter of 2001, we derived no revenue from CyberHighway’s business. For the first three months of 2001 and 2002, our small amounts of revenues were dervied from our Quick-Cell wireless Internet access operations. We currently lack the capital necessary to pursue our complete Quick-Cell business plan, and we may never possess enough capital with which to exploit fully our Quick-Cell products. In this circumstance, it is likely that we would never earn a profit.

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

Our operating results for the first quarters of 2002 and 2001 are summarized in the following table:

	First Quarter 2002 (unaudited)	First Quarter 2001 (unaudited)
	________________	________________
Revenues	$4,626	$384
Internet Access Costs, Cost of Goods Sold	8,482	0
Gross Profit (Loss)	(3,856)	384
Operating Expenses	464,772	901,643
Loss from Operations	(468,628)	(901,259)
Net Loss	(468,811)	(901,259)

Our net loss of $468,811 (unaudited) for the first quarter of 2002 was significantly less than our net loss for the 2001 period of $901,259 (unaudited). Certain line items in our statements of operations changed materially from the 2001 period to the 2002 period, which contributed to the reduction in our net loss for the current period, as follows:

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

-

During the 2001 period, we incurred no advertising expense. However, during the 2002 period, we incurred advertising expenses of $62,000. All of our advertising expenses during the current period are attributable to the exercise of options to acquire shares of our common stock by a consultant at a 31.75% discount to the market price on the date of exercise.

-

Salaries and commissions decreased from $160,746 in the 2001 period to $103,168 in the 2002 period. This decrease in salaries and commissions is attributable to our reductions in personnel during the last quarter of 2001 and the first quarter of 2002.

As a result of the Evergreen transaction, we will incur a one-time charge against our earnings for the second quarter of 2002 in the approximate amount of $600,000, due to the following stock issuances:

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

Due to our severe lack of capital during the 2001 and 2002 periods, we issued shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the “Professional Fees” line item. Issuing shares of our common stock was the only means by which we could obtain the consultants’ services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:

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

Subsequent to March 31, 2002, we have issued shares to consultants, professional service providers and to certain of our officers, the value of most of which will be charged against our earnings, beginning in the second quarter of 2002. Specifically, we have issued: 1,625,000 shares to consultants, valued at approximately $165,000, all of which will be charged against our earnings during 2002; 500,000 shares to professional service providers, valued at approximately $40,000, all of which will be charged against our earnings in the second quarter of 2002; and 9,000,000 shares to certain of our officers pursuant to the Evergreen transaction, valued at approximately $930,000, approximately $600,000 of which value will be charged against our earnings in the second quarter of 2002.

Liquidity and Capital Resources

General. Since our inception, we have had a significant working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash to continue our current level of business activities, through the result of recent securities sales. As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, $55,000 during the first three months of 2002, during the last two months of 2001 and the first three months of 2002, we obtained additional funds through sales of our common stock, as follows:

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

The following table sets forth our current assets and current liabilities at March 31, 2002, and December 31, 2001:

		March 31, 2002	December 31, 2001
		_______________	_______________
		(unaudited)	(audited)
Current Assets	Cash	$284	$10
	Inventory	133,500	134,756

Current Liabilities	Disbursements in Excess of Cash Balances	$0	$15,539
	Accounts Payable	1,042,150	1,034,619
	Accrued Payroll	272,820	265,978
	Other Current Liabilities	59,396	54,996
	Notes Payable to Stockholder	0	18,521

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

As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, $55,000 during the first three months of 2002, from November 2001 through March 31, 2002, we obtained a total of $149,500 in cash from sales of our securities, as follows:

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

Cash Flows from Financing Activities. For the first quarter of 2002, our financing activities provided $123,579 (unaudited) in cash. Our payments on notes payable to stockholder of $18,521 and $4,900 in finder’s fees were offset by payments received on subscriptions receivable of $70,000, $64,000 in cash from sales of our common stock and $13,000 in cash obtained by the exercise of certain warrants. For the first quarter of 2001, our financing activities provided $287,090 in cash. Of this amount, $26,090 is attributable to loans from our president and $261,000 is attributable to private sales of securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

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

     (c) Consideration. Such shares of Common Stock were issued as a finder’s fee.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

  3. (a) Securities Sold. In February 2002, 160,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Shelter Capital Ltd.

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such shares of Common Stock were issued as a finder’s fee.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

  8. (a) Securities Sold. In March 2002, 400,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Peter Rochow.

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such warrants were issued as a finder’s fee.

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

     (c) Consideration. Such shares of Common Stock were issued as a finder’s fee.

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

Dated: May 24, 2002.

USURF AMERICA, INC.
By: /s/ DAVID M. LOFLIN
David M. Loflin
Chairman of the Board and
Principal Accounting Officer