Form 10QSB
period 2002-06-30
USURF AMERICA INC
filed 2002-08-19
CIK 1035398

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.

Commission File No. 1-15383

USURF America, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	91-2117796
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3333 S. Bannock Street, Suite 790, Englewood, Colorado 80110
(Address of Principal Executive Offices, including Zip Code)

(303) 789-7100
(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-16-02
Common Stock, $.0001 par value	47,941,930

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
USURF America, Inc. and Subsidiaries
Page
Consolidated Balance Sheets as of June 30, 2002 (unaudited), and December 31, 2001	3
Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001 (unaudited), and the Six Months Ended June 30, 2002 and 2001 (unaudited)	6
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)	8
Notes to Consolidated Statements	11

USURF AMERICA, INC. AND SUBSIDIARIES
ENGLEWOOD, COLORADO
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED), AND DECEMBER 31, 2001

ASSETS

	June 30, 2002 (unaudited)	December 31, 2001 (audited)
CURRENT ASSETS
Cash and cash equivalents	$71,409	$10
Inventory	99,057	134,746

	170,466	134,756

PROPERTY AND EQUIPMENT
Cost	204,387	203,141
Less: accumulated depreciation	(134,936)	(125,036)
	69,451	78,105

OTHER ASSETS	12,500	16,667
TOTAL ASSETS	$252,417	$229,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2002 (unaudited)	December 31, 2001 (audited)
CURRENT LIABILITIES
Disbursements in excess of cash balances	$0	$15,539
Accounts payable	1,016,635	1,034,619
Accrued payroll	20,734	265,978
Other current liabilities	59,396	54,996
Notes payable to stockholder	0	18,521
	1,096,765	1,389,653
LONG-TERM LIABILITIES	0	0
TOTAL LIABILITIES	1,096,765	1,389,653

REDEEMABLE COMMON STOCK
Common stock subject to rescission: no shares outstanding at June 30, 2002, $.0001 par value per share, and 2,138,726 shares outstanding at December 31, 2001	0	1,192,700
	0	1,192,700

STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 45,258,005 shares at June 30, 2002, and 23,848,108 at December 31, 2001	4,526	2,385
Additional paid-in capital	38,623,626	35,642,817
Accumulated deficit	(38,676,519)	(37,000,628)
Subscriptions receivable	120,000	165,750
Deferred consulting	(915,981)	(1,163,149)
	(844,348)	(2,352,825)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$252,417	$229,528

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
ENGLEWOOD, COLORADO
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001, AND THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
Three Months Ended June 30,	Six Months Ended June 30,
	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)
REVENUES
Revenues	$4,676	$15,507	$9,302	$15,891
Internet access costs, cost of goods sold	(8,669)	(5,343)	(17,151)	(5,343)
Gross profit (loss)	(3,993)	10,164	(7,849)	10,548
OPERATING EXPENSES
Depreciation and amortization	7,034	7,713	14,067	19,293
Professional fees	422,910	432,318	693,057	1,139,606
Rent	7,682	7,131	15,363	12,492
Salaries and commissions	711,995	215,822	815,163	376,568
Advertising	2,845	0	64,845	0
Other	50,628	31,327	65,371	47,995
	1,203,094	694,311	1,667,866	1,595,954
LOSS FROM OPERATIONS	(1,207,087)	(684,147)	(1,675,715)	(1,585,406)
OTHER INCOME (EXPENSE)
Interest income	7	0	7	0
Interest expense	0	0	(183)	0
LOSS BEFORE INCOME TAX	(1,207,080)	(684,147)	(1,675,891)	(1,585,406)
INCOME TAX BENEFIT	0	0	0	0

NET LOSS	$(1,207,080)	$(684,147)	$(1,675,891)	$(1,585,406)

Net loss per common share	$(.03)	$(.05)	$(.05)	$(.11)

Weighted average number of shares outstanding	41,190,086	15,188,697	35,044,692	14,564,873

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,675,891)	$(1,585,406)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,067	19,293
Consulting fees paid with stock	509,993	1,053,110
Legal fees paid with stock	101,000	0
Compensation expense paid with stock	864,880	47,947
Advertising expense paid with stock	62,000	0
Changes in operating assets and liabilities
Accounts receivable	0	0
Inventory	(4,100)	5,343
Other current liabilities	0	20,000
Other assets and liabilities	0	7,400
Deferred revenue	0	0
Accounts payable	25,164	4,658
Prepaid expenses and other current assets	0	0
Accrued payroll	(241,293)	97,470
Net cash used in operating activities	(344,180)	(330,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions	$0	$0
Capital expenditures	0	(1,600)
Net cash used in investing activities	0	(1,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations	$0	$0
Proceeds from subscriptions receivable	237,000	302,000
Proceeds from notes payable to stockholder	0	48,290
Issuance of common stock for cash	189,000	0
Payment on note payable to stockholder	(18,521)	0
Warrants exercised	13,000	0
Fee for stock issuances	(4,900)	0
Net cash provided by financing activities	415,579	350,290
Net increase (decrease) in cash and cash equivalents	71,399	18,505
Cash and cash equivalents, beginning of period	10	1,088
Cash and cash equivalents, end of period	$71,409	$19,593

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND OTHER CASH FLOW INFORMATION
Six Months Ended June 30, 2002:
-	In January 2002, the Company entered into a one-year consulting agreement, by issuing 120,000 shares of stock valued at $10,800.
-	In February 2002, the Company entered into a four-month consulting agreement, by issuing 300,000 shares of stock valued at $30,000.
-	In March 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $7,500.
-	In March 2002, the Company issued 75,000 shares in payment of legal services, which shares of stock were valued at $6,000.
-	In April 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $6,000.
-	In April 2002, the Company issued 500,000 shares in payment of legal services, which shares of stock were valued at $35,000.
-	In April 2002, the Company issued 500,000 shares of stock to a consultant valued at $35,000.
-	In April 2002, the Company issued a total of 9,000,000 shares to certain officers, in connection with their respective employment agreements, which shares were valued at $960,000.
-	In April 2002, the Company issued 200,000 in payment of a $20,000 account payable.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 900,000 shares of stock valued at $99,000.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 250,000 shares of stock valued at $27,500.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 250,000 shares of stock valued at $27,500.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 150,000 shares of stock valued at $15,000.
-	In May 2002, the Company issued 900,000 shares in payment of legal services, which shares of stock were valued at $60,000.
-	In May 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $4,500.

Six Months Ended June 30, 2001:
-	In January 2001, the Company entered into a one-year consulting agreement, by issuing 200,000 shares of stock valued at $62,000.
-	In January 2001, the Company issued 800,000 shares of stock valued at $248,000, in payment of a commitment fee under a common stock purchase agreement.
-	In January 2001, 774,162 shares were issued to the Company's president, pursuant to a debt conversion agreement, which shares were not issued in 2000, due to an administrative error.
-	In April 2001, the Company issued 300,000 shares of stock valued at $183,000, under a consulting agreement.
-	In May 2001, the Company issued 200,000 shares of stock valued at $62,000, in payment of a finder’s fee arising out of a common stock purchase agreement.
-	In May 2001, the Company issued 60,000 shares of stock valued at $24,000, under a consulting agreement.
-	In June 2001, the Company issued 20,000 shares of stock valued at $7,400, pursuant to a settlement agreement.
-

During the six months ended June 30, 2001, the Company issued a total of 70,000 shares of stock to a consultant, which shares were issued under a consulting agreement at prices based on then-current market price of the Company’s common stock.

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
ENGLEWOOD, COLORADO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002
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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and all wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in the consolidation.

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

Note 2. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 2002 and 2001, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 2001 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 3. Notes Payable to Shareholder
	June 30, 2002 (unaudited)	December 31, 2001
Notes payable to majority stockholder, interest accrues at 8%, due on demand and unsecured	$0	$18,521

Note 4. Stock and Warrant Issuances
During the six months ended June 30, 2002, the Company issued shares of common stock and common stock purchase warrants, as follows:
-	486,500 shares as finder’s fees.
-	4,170,000 shares in payment of consulting and professional fees.
-

7,369,600 warrants (400,000 warrants, exercise price $.049 per share; 560,000 warrants, exercise price $.10 per share; 3,125,000 warrants, exercise price of $.15 per share; 666,000 warrants, exercise price of $.20 per share; 3,218,000 warrants, exercise price of $.30 per share) were issued in payment of consulting fees.

-	9,000,000 shares issued to officers pursuant to employment agreements.
-	3,645,833 shares sold for cash.
-	1,200,000 shares issued in payment of accounts payable and advertising expenses.

Note 5. Contingencies
A. Bankruptcy

On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc.. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. However, some of CyberHighway’s creditors objected to the joint motion to dismiss and the motion failed.

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

B. Potential Rescission Claims

From January 2000 through June 2001, a total of 4,906,549 shares of the common stock of the Company may have been issued in violation of Section 5 of the Securities Act of 1933, as amended. The aggregate value assigned to these shares upon their issuance totaled $5,090,252. For a period of one year from issuance, the issuees of these shares had a potential claim for rescission of their respective issuance transactions.

At December 31, 2001, 2,138,726 of these shares have been reflected under the redeemable stock caption on the accompanying balance sheet with an assigned value of $1,192,700.
At June 30, 2002, none of these shares remained subject to potential rescission claims.

The diminishing number of shares subject to potential rescission claims was caused either by the expiration of the respective statute of limitations periods or by the transfer of the subject shares by the original issuees.

None of these potential rescission claims was ever asserted against the Company.

Note 6. Financing Transaction

On May 9, 2001, the Company signed an amended and restated common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock for up to $10,000,000. The purchase price of the shares under this purchase agreement varies, based on market prices of the Company's common stock. The purchase agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default, the buyer is no longer obligated to purchase any additional shares of common stock. The registration statement filed with respect to this financing transaction became effective on June 29, 2001. The commencement date of the purchase agreement was July 10, 2001. To date, the Company has received approximately $395,000 in proceeds under the purchase agreement, approximately $55,000 of which was received by the Company during the first six months of 2002. The purchase agreement remains in effect.

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

In May 2002, the Company issued to a consultant 75,000 shares of stock valued at $4,500, under its 2002 Stock Ownership Plan.

Note 8. AMEX Listing

Currently, we are not in compliance with the continued listing guidelines of AMEX. During the second quarter of 2001, AMEX first inquired with respect to our plan for achieving compliance with its continued listing guidelines. Our response to AMEX included an explanation of our anticipated future funding under the Fusion Capital agreement and the positive effects this funding would likely have on our business and financial condition, particularly in increasing our total assets and stockholders’ equity. In July 2002, we were notified by AMEX that we have fallen below the continued listing standards of AMEX. We have 18 months in which to regain compliance with AMEX’s continued listing standards. We have fallen below certain of AMEX’s continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders’ equity below $2 million; and (2) sustained losses so substantial in relation to the company’s overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed our plan for regaining compliance, we were granted an extension of time (18 months) to regain compliance with the continued listing standards. We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from AMEX. Should our common stock be delisted from AMEX, it is very likely that the market price for our stock could drop dramatically. We cannot assure you that we will be able to maintain our listing on AMEX.

Note 9. Significant Equity Purchase

On June 14, 2002, the Company completed a securities purchase agreement with Evergreen Venture Partners, LLC, whereby the Company issued units of its securities for cash in the amount of $240,000 ($115,000 plus a subscription of $10,000 in April and $125,000 in June). The Company sold to Evergreen a total of 3,645,833 shares of common stock, 3,125,000 common stock purchase warrants to purchase one a like number of shares at an exercise price of $.15 per share and 3,125,000 common stock purchase warrants to purchase one a like number of shares at an exercise price of $.30 per share. Also pursuant to this agreement, the Company hired a new president and chief executive officer, who received, as a signing bonus, 3,000,000 shares of common stock; the Company’s former president, became Chairman of the Board, reduced the term of his remaining term of employment from approximately 4 years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made by him to the Company, in consideration of 2,000,000 shares of common stock; two of the Company’s vice presidents reduced the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waived the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock; and the Company’s other vice president terminated his employment with the Company. Also, under this agreement, Evergreen has the right to name two persons to become directors of the Company. Evergreen has not yet named any person as a director.

As a result of the transactions with these four officers arising out of the Evergreen agreement, the Company incurred a charge against earnings during the second quarter of 2002 of $567,180.

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

On June 14, 2002, we completed a securities purchase agreement with Evergreen Venture Partners, LLC, whereby we issued securities for cash in the amount of $250,000 (including a $10,000 stock subscription receivable). We sold to Evergreen a total of 3,645,833 shares of our common stock, 3,125,000 common stock purchase warrants to purchase one a like number of shares at an exercise price of $.15 per share and 3,125,000 common stock purchase warrants to purchase one a like number of shares at an exercise price of $.30 per share. Also pursuant to this agreement, we hired a new president and chief executive officer, Douglas O. McKinnon, who also became a director, and who received, as a signing bonus, 3,000,000 shares of our common stock; David M. Lofin, our former president, became our Chairman of the Board, reduced the term of his remaining term of employment from approximately 4 years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made by him to us, in consideration of 2,000,000 shares of our common stock; two of our vice presidents reduced the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waived the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of our common stock; and our other vice president terminated his employment with us. Also, under this agreement, upon the final closing scheduled for June 14, 2002, Evergreen has the right to name two persons to become directors of USURF America. To date, Evergreen has not named any person as a director.

As a result of the transactions with these four officers arising out of the Evergreen agreement, we incurred a charge against our earnings during the second quarter of 2002 of $567,180.

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital Fund II, LLC, which replaced a similar agreement entered into in October 2000. Pursuant to the agreement, Fusion Capital may purchase up to $10 million of our common stock. The shares of our common stock being issued under this agreement are the subject of an effective registration statement. To date, we have received only $395,000 under our agreement with Fusion Capital. Fusion Capital has not purchased the maximum shares possible under this agreement. This lack of significant funding has impeded our ability to expand our Quick-Cell business operations. We will remain in this position unless and until (1) our stock price increases significantly or (2) we secure funding from a source other than Fusion Capital, of which there is no assurance. Please see the discussion under the heading “Management’s Plans Relating to Future Liquidity”, for a more thorough explanation of the impact this agreement could have on our business. Should we obtain more substantial funding, we would be able to begin to pursue our wireless Internet business plan. With the funds provided by the Evergreen agreement transaction, we have been able to begin to implement our newly expanded business plan, our agreement with SunWest Communications being the first positive result of these efforts. We expect to have the first customer in Colorado Springs on line during August 2002 and that our third quarter operating results will begin to reflect the implementation of our agreement with SunWest.

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

As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, $55,000 during the first half of 2002, we obtained additional funds through sales of our securities, as follows:

-	$57,500 (last quarter of 2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;
-	$30,000 from the exercise of outstanding warrants - 200,000 shares at $.15 per share;
-	$13,000 from the exercise of outstanding warrants - 162,500 shares at $.08 per share; and
-	$98,000 from the exercise of options - 2,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise).
-	$240,000 ($115,000 plus a subscription of $10,000 in April and $125,000 in June) from the sale of 3,645,833 shares and a total of 6,250,000 warrants, pursuant to the Evergreen transaction.
The majority of these funds were used for operating expenses. Approximately $100,000 of these funds has been applied toward the expansion of our wireless Internet access business.
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

During the first half of 2001, we derived no revenue from CyberHighway’s business. For the first six months of 2001 and 2002, our small amounts of revenues were dervied from our Quick-Cell wireless Internet access operations. We currently lack the capital necessary to pursue our complete Quick-Cell business plan, and we may never possess enough capital with which to exploit fully our Quick-Cell products. In this circumstance, it is likely that we would never earn a profit.

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

In the middle of 2000, we began marketing our Quick-Cell systems to local exchange telephone companies, independent telephone companies, digital subscriber line resellers and Internet service providers. We sold three Quick-Cell systems in a short time. Due to a lack of capital, however, this marketing effort was suspended before we investigated the nature of the other inquiring companies. No paying customers use these systems, due to circumstances involving these companies that are beyond our control. During the first six months of 2001 and 2002, we derived no significant revenues from customer modem sales to these Quick-Cell purchasers, and we do not expect to do so during 2002.

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

Our revenues for the first six months of 2001 and 2002 were significantly below those of the comparable 2000 period, since we no longer derive revenues from the operations of CyberHighway and we have lacked capital with which to commence a full-scale implementation of our Quick-Cell business plan. In 2002, we will produce significant revenues only if we are able to be successful in placing Quick-Cell service customers online, of which there is no assurance, due to the uncertainty surrounding our level of capitalization to be derived under the Fusion Capital agreement or any other sources.

We have taken steps towards the preparation of tax returns for all years since our inception, though none has been filed. Because we have never earned a profit, there is no tax liability that would arise from this circumstance.

Potential Rescission Claims.

At June 30, 2001, 4,906,549 shares of our common stock with an aggregate assigned value of $5,090,252 may have been issued in violation of Section 5 of the Securities Act. Our balance sheet reflects a Redeemable Common Stock line item with this assigned value, since each of the issuees of these shares may have had a potential claim for rescission of their respective issuance transactions. None of these issuees made such a claim within the various statute of limitations periods and, consequently, at June 30, 2002, none of our shares remained subject to potential rescission claims, which circumstance is reflected in the Redeemable Common Stock line item of our balance sheet.

Six Months Ended June 30, 2002, versus Six Months Ended June 30, 2001.
During both periods, our small amounts of revenues were derived from our wireless Internet access business. Without additional capital, our revenues will remain at these levels.
Our operating results for the first six months of 2002 and 2001 are summarized in the following table:
	First Six Months of 2002 (unaudited)	First Six Months of 2001 (unaudited)
Revenues	$9,302	$15,891
Internet Access Costs, Cost of Goods Sold	(17,151)	(5,343)
Gross Profit (Loss)	(7,849)	10,548
Operating Expenses	1,667,866	1,595,954
Loss from Operations	(1,675,715)	(1,585,406)
Net Loss	(1,675,891)	(1,585,406)

Our net loss of $1,675,891 (unaudited) for the first six months of 2002 was slightly higher than our net loss for the 2001 period of $1,585,406 (unaudited). Certain line items in our statements of operations changed materially from the 2001 period to the 2002 period.

-

Professional fees decreased from $1,139,606 in the 2001 period to $693,057 in the 2002 period. This decrease is a result of our not having required professional services during the 2002 period at the levels required during the 2001 period. Also, during the 2002, we did not have a charge against our earnings similar to the $248,000 amount that occurred during the 2001 period, the result of the issuance of 800,000 shares as a commitment fee under a common stock purchase agreement. Should we continue to lack cash reserves, it is likely that, during the remainder of 2002, we would issue shares of our common stock in payment of certain professional fees.

-

During the 2001 period, we incurred no advertising expense. However, during the 2002 period, we incurred advertising expenses of $68,845. Substantially all of our advertising expenses during the current period are attributable to the exercise of options to acquire shares of our common stock by a consultant at a 38.75% discount to the market price on the date of exercise.

-

Salaries and commissions increased from $376,568 in the 2001 period to $815,163 in the 2002 period. This increase in salaries and commissions is attributable to issuances of shares of our common stock to our officers under their employment agreements, in connection with the Evergreen transaction, as described in the following paragraph.

As a result of the Evergreen transaction, we incurred a one-time charge against our earnings during the second quarter of 2002 in the amount of $567,180 (net of forgiven accrued and unpaid salaries and unpaid loans to certain of our officers), due to the following stock issuances:

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
We expect that our results of operations for the third quarter of 2002 will be similar to those of the first tow quarters of 2002.

Due to our severe lack of capital during the 2001 and 2002 periods, we issued shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the “Professional Fees” line item. Issuing shares of our common stock was the only means by which we could obtain the consultants’ services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:

-

during the first six months of 2001, we issued 630,000 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at approximately $300,000, in the aggregate. This amount was expensed in monthly amounts during 2001.

-

during the first six months of 2002, we issued 4,170,000 shares of our common stock under consulting agreements and in payment of professional fees; these shares were valued for financial accounting purposes at approximately $610,000, in the aggregate. This amount is being expensed in equal monthly amounts over periods ranging from one month to one year. Nearly all of this total amount will be expensed during 2002.

Liquidity and Capital Resources
General.

Since our inception, we have had a significant working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash to continue our current level of business activities, through the result of recent securities sales. As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, $55,000 during the first half of 2002, we obtained additional funds through sales of our securities, as follows:

-	$57,500 (last quarter of 2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;
-	$30,000 from the exercise of outstanding warrants - 200,000 shares at $.15 per share;
-	$13,000 from the exercise of outstanding warrants - 162,500 shares at $.08 per share;
-	$98,000 from the exercise of options - 2,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise);
-	$240,000 ($115,000 plus a subscription of $10,000 in April and $125,000 in June) from the sale of 3,645,833 shares and a total of 6,250,000 warrants, pursuant to the Evergreen transaction.
The majority of these funds were used for operating expenses. Approximately $100,000 of these funds has been applied toward the expansion of our wireless Internet access business.

We will need further capital, as we continue to expand our wireless Internet access business. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to cease operations.

In July 2002, we became aware of an existing default judgment against us, dated June 7, 2001, in the approximate amount of $22,000. The lawsuit went unchallenged as a result of administrative error. We intend to seek to set aside this judgment, as we have a valid defense to the underlying claims. However, we cannot predict the outcome of our efforts in this regard. Should we fail to set aside this judgment, we will be required to pay this judgment amount. In August 2002, an arbitrator ruled against us in an arbitration proceeding against our former chief financial officer, in the amount of $75,000. It is likely that we will be required to pay this amount; however, the terms of this payment have not yet been determined.

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

Should all of our outstanding warrants, including all of the warrants to be issued in connection with the Fusion Capital agreement, be exercised, we would receive cash proceeds of approximately $3,203,487. Funds received from the exercise of warrants would be used to purchase Quick-Cell equipment, to construct Quick-Cell systems, to market our Quick-Cell wireless Internet access service and for working capital.

You should note that we may never receive any of the funds discussed above. Our failure to obtain capital from these sources could cause us to cease our operations.
Potential Rescission Claims.

At June 30, 2001, 4,906,549 shares of our common stock with an aggregate assigned value of $5,090,252 may have been issued in violation of Section 5 of the Securities Act. Our balance sheet reflects a Redeemable Common Stock line item with this assigned value, since each of the issuees of these shares may have had a potential claim for rescission of their respective issuance transactions. None of these issuees made such a claim within the various statute of limitations periods and, consequently, at June 30, 2002, none of our shares remained subject to potential rescission claims, which circumstance is reflected in the Redeemable Common Stock line item of our balance sheet.

June 30, 2002.

Historically, we have had a significant working capital deficit. At June 30, 2002, our working capital deficit was $926,299 (unaudited) which is only slightly lower than our $1,254,897 deficit at December 31, 2001. Our receipt of funds through sales of our securities during the first six months of 2002 permitted us to improve moderately our working capital deficit by the end of the period. Approximately 85% of our accounts payable are accounts payable of CyberHighway and are subject to the pending Chapter 7 bankruptcy proceeding of CyberHighway. Without additional capital, our working capital deficit can be expected to become larger each quarter.

The following table sets forth our current assets and current liabilities at March 31, 2002, and December 31, 2001:
		June 30, 2002 (unaudited)	December 31, 2001 (audited)
Current Assets	Cash	$71,409	$10
	Inventory	99,057	134,756

Current Liabilities	Disbursements in Excess of Cash Balances	$0	$15,539
	Accounts Payable	1,016,635	1,034,619
	Accrued Payroll	20,734	265,978
	Other Current Liabilities	59,396	54,996
	Notes Payable to Stockholder	0	18,521

Our accrued payroll at June 30, 2002, as well as at December 31, 2001, is attributable to accrued salary of our officers. In connection with the Evergreen transaction described above, three of our officers waived payment of all of their accrued salaries, in the approximate amount of $225,000, which is reflected on our June 30, 2002, balance sheet.

We reduced our note payable to stockholder during the first quarter of 2002 by $18,521, and owed this shareholder no amount at June 30, 2002. We do not expect that we will again borrow funds from this shareholder.

As the level of funding under the Fusion Capital agreement has been lower than we had earlier anticipated, $55,000 during the first half of 2002, we obtained additional funds through sales of our securities, as follows:

-	$57,500 (last quarter of 2001) from the sale of 575,000 shares of our common stock and a total of 1,150,000 warrants;
-	$30,000 from the exercise of outstanding warrants - 200,000 shares at $.15 per share;
-	$13,000 from the exercise of outstanding warrants - 162,500 shares at $.08 per share;
-	$98,000 from the exercise of options - 2,000,000 shares at $.049 per share (a 38.75% discount to the market price on the date of exercise);
-	$240,000 ($115,000 plus a subscription of $10,000 in April and $125,000 in June) from the sale of 3,645,833 shares and a total of 6,250,000 warrants, pursuant to the Evergreen transaction.
The majority of these funds were used for operating expenses. Approximately $100,000 of these funds has been applied toward the expansion of our wireless Internet access business.

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

Cash Flows from Operating Activities.

During the first half of 2002, our operations used $344,180 (unaudited) in cash compared to cash used of $330,185 (unaudited) during the first half of 2001. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salaries and commissions in 2001 and greater business development activities in 2002.

Cash Flows from Investing Activities.

Our investing activities neither provided nor used cash in the first half of 2002 and used $1,600 in cash during the first half of 2001. Because we lack working capital, we cannot predict our cash flows from investing activities for the remainder of 2002.

Cash Flows from Financing Activities.

For the first half of 2002, our financing activities provided $415,579 (unaudited) in cash. Our payments on notes payable to stockholder of $18,521 and $4,900 in finder’s fees were offset by payments received on subscriptions receivable of $237,000, $189,000 in cash from sales of our common stock and $13,000 in cash obtained by the exercise of certain warrants. For the first quarter of 2001, our financing activities provided $287,090 in cash. Of this amount, $26,090 is attributable to loans from our president and $261,000 is attributable to private sales of securities. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

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

In January 2000, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. At the recent hearing, we alleged that Mr. Wiebelt violated certain terms of his employment agreement and sought damages resulting from those violations, while Mr. Wiebelt claimed wrongful termination under his employment agreement. The arbitrator has awarded Mr. Wiebelt $75,000. We expect to negotiate payment terms in the near future. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01.

In July 2002, we became aware of an existing default judgment against us, dated June 7, 2001, in the approximate amount of $22,000. The lawsuit went unchallenged as a result of administrative error. We intend to seek to set aside this judgment, as we have a valid defense to the underlying claims. However, we cannot predict the outcome of our efforts in this regard. Should we fail to set aside this judgment, we will be required to pay this judgment amount. This case is styled Marcus, Merrick, Montgomery, Christianson & Hardee, LLP, vs. USURF America, Inc., District Court of the Fourth Judicial District, Ada County, State of Idaho, Case No. CV-OC-0101693D.

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
During the three months ended June 30, 2002, we issued securities as follows:
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

	(c)	Consideration. Such shares of Common Stock were issued in pursuant to the terms of employment-related agreements and were valued at approximately $930,000, in the aggregate.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
7.	(a)	Securities Sold. In April 2002, 1,562,500 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement, at a price of $.08 per share.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
8.	(a)	Securities Sold. In April 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.15 per share and exercisable for a period of three years from issuance.
9.	(a)	Securities Sold. In April 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.
10.	(a)	Securities Sold. In April 2002, 900,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Allen & Company Business Communications.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $90,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
11.	(a)	Securities Sold. In April 2002, 250,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to B. Edward Haun & Company.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
12.	(a)	Securities Sold. In April 2002, 250,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Summit Venture Partners, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
13.	(a)	Securities Sold. In April 2002, 150,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Barker Design, Inc.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
14.	(a)	Securities Sold. In May 2002, 900,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Newlan & Newlan.
	(c)	Consideration. Such shares of Common Stock were issued in payment of legal services, at a price of $.06 per share.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
15.	(a)	Securities Sold. In June 2002, 2,083,333 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement, at a price of $.08 per share.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
16.	(a)	Securities Sold. In June 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.15 per share and exercisable for a period of three years from issuance.
17.	(a)	Securities Sold. In June 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.

Subsequent to June 30, 2002, we have issued securities as follows:
1.	(a)	Securities Sold. In July 2002, 300,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Regency Capital, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
2.	(a)	Securities Sold. In July 2002, 300,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
	(d)	Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

Item 3. Defaults upon Senior Securities.
None.

Item 4.Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits.
Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350 of President and CEO
99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Accounting Officer

(b)	Reports on From 8-K.
During the three months ended June 30, 2002, we filed one Current Report on Form 8-K, as follows:
-	Date of event: April 5, 2002, wherein we reported information pursuant to Regulation FD;
-	Date of event: April 15, 2002, wherein we reported a material securities sale transaction and the hiring of a new president and chief executive officer.
-	Date of event: June 6, 2002, wherein we reported information pursuant to Regulation FD; and
-	Date of event: June 14, 2002, wherein we reported a change in control.
Since June 30, 2002, we have not filed a Current Report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2002.
USURF AMERICA, INC.

By: /s/ DAVID M. LOFLIN
David M. Loflin
Chairman of the Board and Principal Accounting Officer