Form 10QSB/A
period 2002-06-30
USURF AMERICA INC
filed 2002-09-24
CIK 1035398

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 9-17-02
Common Stock, $.0001 par value	50,766,338

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

USURF AMERICA, INC. AND SUBSIDIARIES
ENGLEWOOD, COLORADO
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED), AND DECEMBER 31, 2001

ASSETS

	June 30, 2002 (unaudited)	December 31, 2001 (audited)
CURRENT ASSETS
Cash and cash equivalents	$71,409	$10
Inventory	99,057	134,746

	170,466	134,756

PROPERTY AND EQUIPMENT
Cost	204,387	203,141
Less: accumulated depreciation	(134,936)	(125,036)
	69,451	78,105

OTHER ASSETS	12,500	16,667
TOTAL ASSETS	$252,417	$229,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2002 (unaudited)	December 31, 2001 (audited)
CURRENT LIABILITIES
Disbursements in excess of cash balances	$0	$15,539
Accounts payable	1,016,635	1,034,619
Accrued payroll	20,734	265,978
Other current liabilities	134,396	54,996
Notes payable to stockholder	0	18,521
	1,171,765	1,389,653
LONG-TERM LIABILITIES	0	0
TOTAL LIABILITIES	1,171,765	1,389,653

REDEEMABLE COMMON STOCK
Common stock subject to rescission: no shares outstanding at June 30, 2002, $.0001 par value per share, and 2,138,726 shares outstanding at December 31, 2001	0	1,192,700
	0	1,192,700

STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 45,258,005 shares at June 30, 2002, and 23,848,108 at December 31, 2001	4,526	2,385
Additional paid-in capital	38,623,626	35,642,817
Accumulated deficit	(38,751,519)	(37,000,628)
Subscriptions receivable	120,000	165,750
Deferred consulting	(915,981)	(1,163,149)
	(919,348)	(2,352,825)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$252,417	$229,528

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
ENGLEWOOD, COLORADO
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001, AND THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
Three Months Ended June 30,	Six Months Ended June 30,
	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)
REVENUES
Revenues	$4,676	$15,507	$9,302	$15,891
Internet access costs, cost of goods sold	(8,669)	(5,343)	(17,151)	(5,343)
Gross profit (loss)	(3,993)	10,164	(7,849)	10,548
OPERATING EXPENSES
Depreciation and amortization	7,034	7,713	14,067	19,293
Professional fees	422,910	432,318	693,057	1,139,606
Rent	7,682	7,131	15,363	12,492
Salaries and commissions	711,995	215,822	815,163	376,568
Advertising	2,845	0	64,845	0
Other	125,628	31,327	140,371	47,995
	1,278,094	694,311	1,742,866	1,595,954
LOSS FROM OPERATIONS	(1,282,087)	(684,147)	(1,750,715)	(1,585,406)
OTHER INCOME (EXPENSE)
Interest income	7	0	7	0
Interest expense	0	0	(183)	0
LOSS BEFORE INCOME TAX	(1,282,080)	(684,147)	(1,750,891)	(1,585,406)
INCOME TAX BENEFIT	0	0	0	0

NET LOSS	$(1,282,080)	$(684,147)	$(1,750,891)	$(1,585,406)

Net loss per common share	$(.03)	$(.05)	$(.05)	$(.11)

Weighted average number of shares outstanding	41,190,086	15,188,697	35,044,692	14,564,873

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES
BATON ROUGE, LOUISIANA
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,750,891)	$(1,585,406)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,067	19,293
Consulting fees paid with stock	509,993	1,053,110
Legal fees paid with stock	101,000	0
Compensation expense paid with stock	639,880	47,947
Advertising expense paid with stock	62,000	0
Changes in operating assets and liabilities
Inventory	(4,100)	5,343
Other current liabilities	75,000	20,000
Other assets and liabilities	0	7,400
Accounts payable	25,164	4,658
Accrued payroll	(16,293)	97,470
Net cash used in operating activities	(344,180)	(330,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$0	$(1,600)
Net cash used in investing activities	0	(1,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions receivable	$240,000	$302,000
Proceeds from notes payable to stockholder	0	48,290
Issuance of common stock for cash	186,000	0
Payment on note payable to stockholder	(18,521)	0
Warrants exercised	13,000	0
Fee for stock issuances	(4,900)	0
Net cash provided by financing activities	415,579	350,290
Net increase (decrease) in cash and cash equivalents	71,399	18,505
Cash and cash equivalents, beginning of period	10	1,088
Cash and cash equivalents, end of period	$71,409	$19,593

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND OTHER CASH FLOW INFORMATION
Six Months Ended June 30, 2002:
-	In January 2002, the Company entered into a one-year consulting agreement, by issuing 120,000 shares of stock valued at $10,800.
-	In February 2002, the Company entered into a four-month consulting agreement, by issuing 300,000 shares of stock valued at $30,000.
-	In March 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $7,500.
-	In March 2002, the Company issued 75,000 shares in payment of legal services, which shares of stock were valued at $6,000.
-	In April 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $6,000.
-	In April 2002, the Company issued 500,000 shares in payment of legal services, which shares of stock were valued at $35,000.
-	In April 2002, the Company issued 500,000 shares of stock to a consultant valued at $35,000.
-	In April 2002, the Company issued a total of 9,000,000 shares to certain officers, in connection with their respective employment agreements, which shares were valued at $960,000.
-	In April 2002, the Company issued 200,000 in payment of a $20,000 account payable.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 900,000 shares of stock valued at $99,000.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 250,000 shares of stock valued at $27,500.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 250,000 shares of stock valued at $27,500.
-	In April 2002, the Company entered into a six-month consulting agreement, by issuing 150,000 shares of stock valued at $15,000.
-	In May 2002, the Company issued 900,000 shares in payment of legal services, which shares of stock were valued at $60,000.
-	In May 2002, the Company entered into a one-month consulting agreement, by issuing 75,000 shares of stock valued at $4,500.

Six Months Ended June 30, 2001:
-	In January 2001, the Company entered into a one-year consulting agreement, by issuing 200,000 shares of stock valued at $62,000.
-	In January 2001, the Company issued 800,000 shares of stock valued at $248,000, in payment of a commitment fee under a common stock purchase agreement.
-	In January 2001, 774,162 shares were issued to the Company's president, pursuant to a debt conversion agreement, which shares were not issued in 2000, due to an administrative error.
-	In April 2001, the Company issued 300,000 shares of stock valued at $183,000, under a consulting agreement.
-	In May 2001, the Company issued 200,000 shares of stock valued at $62,000, in payment of a finder’s fee arising out of a common stock purchase agreement.
-	In May 2001, the Company issued 60,000 shares of stock valued at $24,000, under a consulting agreement.
-	In June 2001, the Company issued 20,000 shares of stock valued at $7,400, pursuant to a settlement agreement.
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

Note 9. Significant Equity Purchase

On June 14, 2002, the Company completed a securities purchase agreement with Evergreen Venture Partners, LLC, whereby the Company issued units of its securities for cash in the amount of $250,000 ($115,000 in cash plus a subscription of $10,000 in April and $125,000 in cash in June). The Company sold to Evergreen a total of 3,645,833 shares of common stock, 3,125,000 common stock purchase warrants to purchase one a like number of shares at an exercise price of $.15 per share and 3,125,000 common stock purchase warrants to purchase one a like number of shares at an exercise price of $.30 per share. Also pursuant to this agreement, the Company hired a new president and chief executive officer, who received, as a signing bonus, 3,000,000 shares of common stock; the Company’s former president, became Chairman of the Board, reduced the term of his remaining term of employment from approximately 4 years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made by him to the Company, in consideration of 2,000,000 shares of common stock; two of the Company’s vice presidents reduced the terms of their remaining terms of employment from approximately 4 years to six months and one year to six months, respectively, and waived the payment of all accrued and unpaid salary, in consideration of 2,000,000 shares of common stock; and the Company’s other vice president terminated his employment with the Company. Also, under this agreement, Evergreen has the right to name two persons to become directors of the Company. Evergreen has not yet named any person as a director.

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

Potential Rescission Claims.

At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 may have been issued in violation of Section 5 of the Securities Act. Our December 31, 2001, balance sheet reflects a Redeemable Common Stock line item with this assigned value, since each of the issuees of these shares may have had a potential claim for rescission of their respective issuance transactions. None of these issuees made such a claim within the various statute of limitations periods and, consequently, at June 30, 2002, none of our shares remained subject to potential rescission claims, which circumstance is reflected in the Redeemable Common Stock line item of our June 30, 2002, balance sheet.

Six Months Ended June 30, 2002, versus Six Months Ended June 30, 2001.
During both periods, our small amounts of revenues were derived from our wireless Internet access business. Without additional capital, our revenues will remain at these levels.
Our operating results for the first six months of 2002 and 2001 are summarized in the following table:
	First Six Months of 2002 (unaudited)	First Six Months of 2001 (unaudited)
Revenues	$9,302	$15,891
Internet Access Costs, Cost of Goods Sold	(17,151)	(5,343)
Gross Profit (Loss)	(7,849)	10,548
Operating Expenses	1,742,866	1,595,954
Loss from Operations	(1,750,715)	(1,585,406)
Net Loss	(1,750,891)	(1,585,406)

Our net loss of $1,750,715 (unaudited) for the first six months of 2002 was slightly higher than our net loss for the 2001 period of $1,585,406 (unaudited). Certain line items in our statements of operations changed materially from the 2001 period to the 2002 period.

-

Professional fees decreased from $1,139,606 in the 2001 period to $693,057 in the 2002 period. This decrease is a result of our not having required professional services during the 2002 period at the levels required during the 2001 period. Also, during 2002, we did not have a charge against our earnings similar to the $248,000 amount that occurred during the 2001 period, the result of the issuance of 800,000 shares as a commitment fee under a common stock purchase agreement. Should we continue to lack cash reserves, it is likely that, during the remainder of 2002, we would issue shares of our common stock in payment of certain professional fees.

-

During the 2001 period, we incurred no advertising expense. However, during the 2002 period, we incurred advertising expenses of $64,845. Substantially all of our advertising expenses during the current period are attributable to the exercise of options to acquire shares of our common stock by a consultant at a 38.75% discount to the market price on the date of exercise.

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

Should all of our outstanding warrants, including all of the warrants to be issued in connection with the Fusion Capital agreement, be exercised, we would receive cash proceeds of approximately $3,863,487. Funds received from the exercise of warrants would be used to purchase Quick-Cell equipment, to construct Quick-Cell systems, to market our Quick-Cell wireless Internet access service and for working capital.

You should note that we may never receive any of the funds discussed above. Our failure to obtain capital from these sources could cause us to cease our operations.
Potential Rescission Claims.

At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 may have been issued in violation of Section 5 of the Securities Act. Our December 31, 2001, balance sheet reflects a Redeemable Common Stock line item with this assigned value, since each of the issuees of these shares may have had a potential claim for rescission of their respective issuance transactions. None of these issuees made such a claim within the various statute of limitations periods and, consequently, at June 30, 2002, none of our shares remained subject to potential rescission claims, which circumstance is reflected in the Redeemable Common Stock line item of our June 30, 2002, balance sheet.

June 30, 2002.

Historically, we have had a significant working capital deficit. At June 30, 2002, our working capital deficit was $1,001,299 (unaudited) which is only slightly lower than our $1,254,897 deficit at December 31, 2001. Our receipt of funds through sales of our securities during the first six months of 2002 permitted us to improve moderately our working capital deficit by the end of the period. Approximately 85% of our accounts payable are accounts payable of CyberHighway and are subject to the pending Chapter 7 bankruptcy proceeding of CyberHighway. Without additional capital, our working capital deficit can be expected to become larger each quarter.

The following table sets forth our current assets and current liabilities at June 30, 2002, and December 31, 2001:
		June 30, 2002 (unaudited)	December 31, 2001 (audited)
Current Assets	Cash	$71,409	$10
	Inventory	99,057	134,756

Current Liabilities	Disbursements in Excess of Cash Balances	$0	$15,539
	Accounts Payable	1,016,635	1,034,619
	Accrued Payroll	20,734	265,978
	Other Current Liabilities	134,396	54,996
	Notes Payable to Stockholder	0	18,521

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

Management's Plans Relating to Future Liquidity

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $300,000. Our recent securities purchase agreement with Evergreen has provided a significant portion of this capital requirement. To accomplish our goals of expanding our Quick-Cell business, we will require at least $1.2 million.

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

Capital Expenditures

During the first six months of 2002, we made no capital expenditures and we currently have no capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make major expenditures on Quick-Cell-related equipment. However, without additional capital, we will make no capital expenditures.

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

	(c)	Consideration. Such shares of Common Stock were issued in pursuant to the terms of employment-related agreements and were valued at approximately $930,000, in the aggregate.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
7.	(a)	Securities Sold. In April 2002, 1,562,500 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement, at a price of $.08 per share.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
8.	(a)	Securities Sold. In April 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.15 per share and exercisable for a period of three years from issuance.
9.	(a)	Securities Sold. In April 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.
10.	(a)	Securities Sold. In April 2002, 900,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Allen & Company Business Communications.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $90,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
11.	(a)	Securities Sold. In April 2002, 250,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to B. Edward Haun & Company.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
12.	(a)	Securities Sold. In April 2002, 250,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Summit Venture Partners, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
13.	(a)	Securities Sold. In April 2002, 150,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Barker Design, Inc.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
14.	(a)	Securities Sold. In May 2002, 900,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Newlan & Newlan.
	(c)	Consideration. Such shares of Common Stock were issued in payment of legal services, at a price of $.06 per share.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
15.	(a)	Securities Sold. In June 2002, 2,083,333 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement, at a price of $.08 per share.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
16.	(a)	Securities Sold. In June 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.15 per share and exercisable for a period of three years from issuance.
17.	(a)	Securities Sold. In June 2002, 1,562,500 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Evergreen Venture Partners, LLC.
	(c)	Consideration. Such warrants were issued for no additional consideration pursuant to securities purchase agreement.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.

Subsequent to June 30, 2002, we have issued securities as follows:
1.	(a)	Securities Sold. In July 2002, 300,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Regency Capital, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
	(d)	Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
2.	(a)	Securities Sold. In July 2002, 300,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $15,000.
	(d)	Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.
3.	(a)	Securities Sold. In August 2002, 300,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to JF Mills/Worldwide.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $21,000.
(d)

Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

4.	(a)	Securities Sold. In August 2002, 600,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Kenneth J. Upcraft.
	(c)	Consideration. Such shares of Common Stock were issued as a signing bonus pursuant to an employment agreement and were valued at $36,000.
(d)

Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

5.	(a)	Securities Sold. In August 2002, 375,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Precise Directions, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $18,750.
(d)

Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

6.	(a)	Securities Sold. In August 2002, 1,000,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $60,000.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

7.	(a)	Securities Sold. In August 2002, 400,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued pursuant to a consulting agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.15 per share and exercisable for a period of three years from issuance.
8.	(a)	Securities Sold. In August 2002, 400,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued pursuant to a consulting agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.20 per share and exercisable for a period of three years from issuance.
9.	(a)	Securities Sold. In August 2002, 400,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued pursuant to a consulting agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.25 per share and exercisable for a period of three years from issuance.
10.	(a)	Securities Sold. In August 2002, 400,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued pursuant to a consulting agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.30 per share and exercisable for a period of three years from issuance.
11.	(a)	Securities Sold. In August 2002, 400,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued pursuant to a consulting agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.35 per share and exercisable for a period of three years from issuance.
12.	(a)	Securities Sold. In August 2002, 400,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued pursuant to a consulting agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single purchaser and these securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. Exercise price of the warrants is $.40 per share and exercisable for a period of three years from issuance.
13.	(a)	Securities Sold. In September 2002, 1,000,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Newlan & Newlan.
	(c)	Consideration. Such shares of Common Stock were issued in payment of legal services, at a price of $.07 per share.
(d)

Exemption from Registration Claimed. The Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

14.	(a)	Securities Sold. In September 2002, 135,000 shares of Company Common Stock were sold.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Christopher K. Brenner and Janice B. Brenner.
	(c)	Consideration. Such shares of Common Stock were sold for cash, at a price of $.045 per share.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers, together, were accredited investors.

15.	(a)	Securities Sold. In September 2002, 1,000,000 shares of Company Common Stock were sold.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to the John Priztlaff Irrevocable Trust.
	(c)	Consideration. Such shares of Common Stock were sold for cash, at a price of $.06 per share.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was an accredited investor.

16.	(a)	Securities Sold. In September 2002, 300,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Philip A. Samuels.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $18,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

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

Dated: September 23 , 2002.
USURF AMERICA, INC.

By: /s/ David M. Loflin
David M. Loflin
Chairman of the Board and Principal Accounting Officer