Form 10KSB
period 2002-12-31
USURF AMERICA INC
filed 2003-04-15
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

Commission File No. 1-15383

USURF America, Inc.
(Name of Small Business Issuer in its Charter)
Nevada	91-2117796
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919
(Address of Principal Executive Offices, Including Zip Code)
(719) 260-6455
(Issuer's Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock	The American Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $19,683.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 10, 2003, was approximately $3,303,120.
The number of shares outstanding of the issuer's common equity as of April 10, 2003, was 77,797,203 shares of common stock, par value $.0001.

Documents Incorporated by Reference: Current Report on Form 8-K, date of event: January 16, 2003; Current Report on Form 8-K, date of event: March 10, 2003; and Current Report on Form 8-K, date of event: March 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

Item 1.	Description of Business
The Company
In July 1999, we changed our name to "USURF America, Inc.", from "Internet Media Corporation". We were incorporated on November 1, 1996, under the name "Media Entertainment, Inc."
Our headquarters are located at 6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919; our telephone number is (719) 260-6455.
Current Overview

During 2002, we expanded our business plan beyond solely offering wireless Internet access service. We currently operate as a provider of voice (telephone), video (cable television) and data (Internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software.

Our business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions:
-

USURF Development, Inc. - this subsidiary secures right of entry (ROE) agreements for the provision of voice, video and/or data services with owners of multiple dwelling unit (MUD) properties, as well as to “greenfield” developers, that is, developers of undeveloped land.

-	USURF Systems & Technologies, Inc. - this subsidiary conducts all of our telecommunications-related equipment and software sales operations for business communications.
-	USURF Communications, Inc. - this subsidiary, directly and through subsidiaries, provides voice, video and data services to our customers, working in close coordination with USURF Development, Inc.
References to “us”, “our” and “we” include USURF America, Inc., USURF Development, Inc., USURF Systems & Technologies, Inc. and USURF Communications, Inc.
Industry Background.

The United States cable and telecommunications industry is large and robust. In recent years the cable television industry has changed from a provider of a single product, analog CATV, into a competitive provider of multiple entertainment, information and telecommunications services. Cable's new broadband infrastructure has allowed companies to expand into services such as telephony, high-speed Internet access and digital CATV.

As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the CATV and telephony markets traditionally dominated by larger companies. This shift has enabled companies like ours to become effective competitors to the franchised local cable television operators in the cable television and telephony markets. In particular, the potential market for servicing MDU properties remains largely undeveloped, creating significant opportunities for alternative providers, like us, with the technological, operational, marketing and administrative ability to manage growth effectively. Based on its industry experience, our management has determined that there is a growing market for alternative telecommunications providers to obtain ROE agreements with MDU property owners.

The Internet, commonly known as the World Wide Web, or simply the Web, is a collection of connected computer systems and networks that link millions of public and private computers to form, essentially, the largest computer network in the world. The Internet has experienced rapid growth in recent years and is expected to continue its growth, which is why we continue to develop our wireless high-speed, broadband Internet access service business.

Our Business

We offer voice (telephone), video (cable television) and data (Internet) services to our customers. We also market and sell telecommunications-related hardware and software. Our management believes our ability to offer bundled telecommunications services has allowed it to garner ROE agreements with Denver-area MDUs that it would otherwise not have been able to obtain. As we develop our business plan, our mode of choice for providing voice, video and data services will be through leading-edge technology over Internet Protocol (IP) networks. We have determined that distribution of these services in this manner will be more cost effective and will complement our developing IP telephony services.

We currently provide local telephone and dial-up Internet access to customers in Arizona; we provide cable television service to customers in Denver, Colorado; we provide high-speed wireless Internet access service to customers in Denver and Colorado Springs, Colorado; and we market and sell telecommunications-related hardware and software throughout the United States.

Assuming we obtain adequate funding, of which there is no assurance, our plan is to expand our markets rapidly, yet prudently, without sacrificing the quality of our services or the customer's experience. We will seek to grow within our existing markets first, as we believe that geographical clustering enhances overall enterprise value and results in operating efficiencies. However, we will continue to be opportunistic in reviewing potential acquisitions and in examining potential new markets, entering them only if they appear to make strategic geographic sense and offer the opportunity to achieve immediate scale in the market. It is our expectation that the majority of new growth in 2003 will occur within existing markets, through both acquisition and internal growth.

We plan on expanding our operations by marketing our telecommunications services by obtaining new ROE agreements through internal sales efforts, as well as through the acquisition of private telecommunications companies. Where possible, we will seek to maximize subscriber penetrations and revenue by providing a compelling suite of bundled communications products and services.

We currently have ROE Agreements with four active residential developments in the Denver, Colorado, area. The terms of these ROE agreements range to 20 years, with an average remaining term of approximately 15 years.

Telephone (Voice) Services

At December 31, 2002, we did not provide telephone service to any customers. However, in February 2003, we acquired the customer base of an Arizona-based competitive local exchange carrier (CLEC) and currently provide local, long-distance and dial-up Internet access service to approximately 1,700 customers. We provide local telephone service to nearly all of these customers and long-distance and dial-up Internet services to a small number of these customers. We are in the process of obtaining a CLEC licence in Arizona. We are aware of no impediment to our becoming a licensed CLEC in Arizona. Until we obtain this license, we have contracted with an Arizona-licensed CLEC, DJM Communications, Inc., to provide services to our customers on an agency basis. Currently, we derive approximately $100,000 in monthly revenues from our Arizona operations.

In January 2003, we acquired DMJ Communications (Colorado), Inc., a small CLEC licensed to operate as such by the State of Colorado. At the time of acquisition, this CLEC provided local telephone service to approximately 100 customers. Our application to the Colorado Public Utilities Commission (PUC) for approval of the change in ownership of this CLEC recently has become stalled. Due to deficiencies in the acquired CLEC’s administrative filings, we anticipate that approval of our PUC application will not occur in the near term, if at all. Should our PUC application ultimately be denied, we may elect to rescind the acquisition. Due to these circumstances, none of the acquired customer base remains.

In Arizona, through our agency agreement with DMJ Communications, we are capable of providing all of the most popular residential telephone features, including call waiting, call forwarding, caller ID and voice mail. Our switching systems are software-driven and capable of feature enhancement and efficient, remote servicing through software interfaces. We currently provide long-distance service through our switches by buying wholesale minutes from interexchange carriers.

Cable Television (Video) Services

At December 31, 2002, we did not provide cable television service to any customers, although our cable television passings totaled 1,409 at that date. Currently, we provide cable television service to 161 customers in Denver, Colorado, with total passings of 2,022. Our monthly revenues derived from our cable television services is approximately $5,000.

We deliver our cable television services by re-transmitting programming signals via antenna and principal head-end electronic equipment that receive and process signals from satellites, via both analog and digital transmissions. Currently, we obtain our programming through program access agreements with Redline Performance Management Group and DirecTV. We also process and distribute off-air transmission signals from local network affiliates and independent television stations. For analog services, our system architecture generally eliminates the need for set-top converter boxes when it is connected to cable-ready television sets, and enables us to activate service for subscribers without entering into an apartment. For digital services, a set-top converter box is required. In the future, we plan to employ the technology that provides the most attractive return on invested capital without compromising service.

We offer our subscribers a complete array of popular cable television programming at competitive prices. Our expanded basic retail prices generally approximate the rates charged by the incumbent franchise CATV operators, and includes uninterrupted full-length motion pictures, regional sports channels, sporting events, concerts and other entertainment programming. Premium channels, including HBO(TM), Cinemax(TM) and Showtime(TM) are generally offered individually or in discounted packages with basic or other services. Digital service can be added and includes additional expanded basic channels, music channels, multiplex premium channels, pay-per-view availability and an interactive programming guide.

Internet (Data) Services
Wireless Access
What is Wireless Internet Access?

"Wireless Internet" is a relatively new type of communications spectrum designated by the FCC. Wireless Internet access requires a transmission facility maintained by an ISP employing a wireless system and the user's modem (a transmitter/receiver modem) equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or, in some situations, from a mobile, lap-top computer.

Prior to the arrival of our new management, in April 2002, we marketed our proprietary wireless Internet access system under the “Quick-Cell” brand name. Our management has continued to market our wireless communications products under the “Quick-Cell” name, but no longer relies on a proprietary product design. Rather, we now use “off-the-shelf” components in constructing a wireless Internet system and delivering our wireless Internet services to customers. This change in equipment strategy, is based on our management’s belief that the off-the-shelf components, though more expensive, offer greater reliability and greater certainty of supply, as numerous manufacturers now produce equipment that meets all Wi-Fi (wireless fidelity) 802.11(x) standards that utilize the unlicensed 2.4 and 5.8GHz 802.11b spectra.

The number of server modems needed for a particular system depends on a few factors:
-	the geographic size of the city to be served - the larger the city, the greater the number of server modems required;
-	the population density of the city to be served - the greater the population density, the greater the number of server modems required;
-	the terrain of the city to be served - the hillier the terrain, the greater the number of server modems required; and
-	the density of foliage of the city to be served - more densely foliated areas require a greater number of server modems.
Within a particular system, each additional server modem is configured to share transmitted data with the other server modems, so as to provide an uninterrupted connection to the Internet.

Data transmission speeds remain constant within a system's transmission radius, regardless of the distance from the server modem. On the fringes of a system's transmission radius, a customer's connection may fade in and out, similar to the reception of distant AM radio stations. To avoid this circumstance, we will not install a customer modem within the fringe areas.

Current Markets

We are currently developing a wireless Internet network that is to service Central Denver. Our progress has been slowed, due to our need to move our primary server cell to a location with a greater bandwidth connection to the Internet. We currently provide high-speed, broadband wireless Internet access to a few customers in Denver. However, beginning in the second half of April, we will begin to market this service aggressively to Central Denver businesses, including office building owners or property managers who may be interested in providing our wireless Internet access service to their tenants on a building-wide basis.

In addition to our Denver-area wireless Internet operations, we have started to develop a wireless Internet network in Colorado Springs. We currently provide high-speed, broadband wireless Internet access to a few business customers and an MDU property on a beta-test basis. Near the end of the second quarter of 2003, we expect to begin to market this service aggressively in Colorado Springs.

In each of our markets, our progress in developing our wireless Internet business has been impaired by a lack of capital. Unless we obtain needed capital, the growth of this business segment will continue to be slow.

From September 2001 through the end of 2002, we had wireless Internet operations in Del Rio, Texas. Due to geographic separation from our Colorado-based operations, our management determined to abandon the Del Rio operations. At the time of this decision, we had approximately 50 customers in Del Rio and customer response has been excellent, but growth there had been stymied by a lack of capital.

Cable Access

We are capable of offering high-speed Internet dedicated service via cable modems using the existing cable infrastructure at our MDU properties. Currently, we do not provide this service. However, it is likely that, during 2003, we will begin to offer this service in certain of our MDU properties. If and when we begin this service, the subject property will be connected to the Internet via a T-1 telephone line that would be leased from a bandwidth provider.

Dial-up Access

We currently provide dial-up Internet access to a small number of our customers in Arizona. It is our intention to provide this service to customers who request it, but we do not intend to market actively this service.

As recently as September 2000, our CyberHighway subsidiary, now in Chapter 7 bankruptcy, provided dial-up Internet service to about 25,000 customers. By the end of February 2001, we had lost all of these customers.

Equipment and Software Sales

In February 2003, we acquired assets from a telecommunications company that have enabled us to begin to operate as a seller of telecommunications-related hardware and software. We offer a broad array of products and the start to this part of our business has shown some success. In March 2003, we booked approximately $45,000 in equipment sales.

Our Sales and Marketing Strategy

For our bundled (voice, video and/or data) telecommunications services, we target MDU properties and the tenants living there. Our selling cycle for obtaining ROE agreements that will permit us to offer our services to MDU tenants includes proposal presentation, contract negotiations and service implementation, a cycle that can require up to nine months to complete. While we plan to bolster our growth through acquisitions, securing new ROE agreements through direct marketing efforts is an integral part of our strategy to grow and achieve operating efficiencies.

While royalty arrangements encourage property owners to enter into ROE agreements with us, we believe that delivery of competitive products and superior customer service that are targeted to our MDU niche market are the key to obtaining ROE agreements. We use a marketing strategy whereby we concentrate on entering into ROE agreements with the large national owners of high-quality MDU properties that own properties in our markets, in conjunction with marketing our services to smaller owners whose properties typically lie within a single geographic market.

We offer property owners and management companies a great amenity that promotes increased occupancy, as well as an attractive new revenue source in the form of royalties. Under the ROE agreements, property owners generally are paid a percentage of net monthly receipts collected for services delivered to subscribers on a property. The percentage paid to property owners under this arrangement typically varies, depending upon the total number of subscribers to our services in relation to the total number of dwelling units on a property. We attempt to focus our efforts on negotiating long-term ROE agreements with owners of MDU portfolios, because we believe that strategic relationships with these owners are critical to market penetration and long-term success. These ROE agreements, to date, generally provide for a term of seven to 20 years and give us the right to be the preferred provider of voice, video and/or data services on the subject property. The property owner typically agrees to market and promote our services on a property.

Once we have obtained the ROE agreement and services have been activated on the property, we utilize the on-site leasing personnel to market the services to the residents, which typically takes place at the time the residents sign their leases. The services are packaged at competitive prices, with discounts for signing-up for two or more services. For the resident, this easy sign-up process eliminates the need for them to contact several different service providers, and saves them money and time. In addition, we attempt to schedule service installations prior to the move-in date of the resident. This eliminates the inconvenience for the resident of having to meet the installation technicians, as is the case with the competition. All of our services are billed on a single invoice, and the resident only has one company to contact for any questions or concerns. We believe that the combination of convenience, savings, and quality service presented to the resident at the time of move-in is a very powerful marketing advantage. Additionally, the leasing agents are given an incentive to sell the services, since we pay them commissions (directly or through the property owner's management company) for signing up residents. The leasing agents are trained by us and are provided with marketing and other support literature to facilitate sales of the products and services.

Our acquisition strategy is to pursue properties that we can acquire for costs comparable or below those of a standard build-out. These generally tend to be ROE agreements held by small private telecommunications providers.

During 2003, we may enter a new market or new markets, depending on the level of funding we are able to obtain. We expect a large majority of our new passings growth will occur from acquisitions with the remaining from internal growth activities from local marketing efforts.

Key Suppliers

We currently have agreements with Redline Performance Management Group and DirecTV for cable television programming. One of our MDU properties in Denver. While alternative suppliers do exist for analog and digital cable programming, these alternatives are either not as robust and/or are not as economically advantageous as the product(s) offered by these programming suppliers. As a result, if we were required to replace Redline and DirecTV for any reason, it is likely we would not be able to offer our current programming packages to tenants or that the cost of providing these packages would significantly increase.

Customer Service and Support

We are committed to the highest levels of customer satisfaction. We believe that maintaining high levels of customer satisfaction will remain as a key competitive factor. Currently, we provide customer support during normal business hours. Our customer support operations can be expected to expand, if and when we obtain needed capital.

Competition

The market for cable television and telephony services is extremely competitive. Under the terms of our ROE agreements, we generally are required to provide products and services that are competitive with those offered by other providers. We compete for customers on the basis of price, services offered and customer service. Local franchised cable television providers, such as Comcast and Adelphia, represent our principal competition. These competitors are typically very large companies with significantly greater resources than ours.

While technology and regulatory changes have allowed companies like us to compete more effectively with the incumbents, there is no assurance that we will be able to develop and execute upon financially viable business models. As is the case with us, telecommunications service providers like us have greater flexibility to customize their products and services than their competition, but they typically pay higher programming costs than the local franchise cable television providers and do not have the scale of those businesses to absorb fixed administrative, customer service and field operations costs. Additionally, companies like us that serve MDUs incur the higher churn associated with these residents (the average life cycle of an apartment resident is 18 months vs. seven years for a single-family housing resident), which results in a greater percentage of marketing costs and customer service calls than those of the incumbent providers.

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

We face competition from other wireless Internet access providers, as well as large, national providers of cellular telephone service providers who are beginning to enter this market.

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

Regulation
General

Our telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, PUC). At the federal level, the FCC, among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act (the "1996 Act").

Telephony Regulation

In providing telecommunications services to our customers, we are authorized to operate as either a shared tenant service (STS) provider or a competitive local exchange carrier (CLEC), as well as an interexchange carrier (IXC). Few states impose certification and/or tariffing requirements on STS providers, while virtually all states do so with respect to CLECs. While the FCC and a majority of states impose certification and/or tariffing requirements on IXCs, federal and state regulation of IXCs has been relaxed substantially over the past few years. CLECs remain subject to a wide array of regulatory constraints and obligations. By contrast, regulation of STS providers is minimal. In the near future, we expect to become certified as a CLEC in the State of Arizona and intend to seek like authority when we enter other states. We also expect to gain authority to operate as an IXC in the same state and will seek authority to act as an IXC to the extent such authority is required when we enter new states.

The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provided us with new opportunities to provide local telephone services on a more cost-effective basis.

Cable Television Regulation

Regulatory Status and Regulation of Private Cable Operators. Franchise cable operators are subject to a wide range of FCC regulations regarding such matters as the rates charged for certain services, transmission of local television broadcast signals, customer service standards/procedures, performance standards and system testing requirements. In addition, the operator's franchise, which can be issued at the municipal, county or state level, typically imposes additional requirements for operation. These relate to such matters as construction, provision of channel capacity and production facilities for public educational and government use, and the payment of franchise fees and the provision of other "in kind" benefits to the city.

The operator of a video distribution system that serves subscribers without using any public right-of-way, as we do, referred to generally as a private cable operator (PCO), is exempt from the majority of FCC regulations applicable to franchised systems which do use public rights-of-way. Moreover, a state or local government cannot impose a franchise requirement on such operators.

In an attempt to remain exempt from extensive FCC regulation and local franchising requirements, we intend to continue to confine our video distribution facilities to contiguous private property and obtain programming primarily via satellite master antenna television (SMATV) facilities and digital (DBS) transport. We intend to be a private cable operator in all of the markets that we serve.

Access to Property. Federal law provides franchise cable operators access to public rights-of-way and certain private easements. These provisions generally have been limited by the courts to apply only to external easements and franchise operators have not been able to use these rights to access the interior of MDUs without owner consent. In some jurisdictions, franchise operators have been able to use state or local access laws to gain access to property over the owner's objection and in derogation of a competing provider's exclusive contractual right to serve the property. These statutes, referred to as "mandatory access" provisions, typically empower only franchise cable operators to force access to an MDU to provide service to the residents regardless of whether the owner objects or has entered into a contract with an alternative provider of video services such as us. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator would be able to access an MDU and provide service in competition with us regardless of whether we have an exclusive ROE with the owner. The ability of franchise operators to force access to an MDU and take a portion of the subscriber base could negatively effect our operating margin at a particular property. It is often the case, particularly at the local level, that the mandatory access provision is suspect under constitutional principles because, for example, it does not provide the MDU owner compensation for the "taking" of its property.

The FCC has granted direct broadcast satellite (DBS) and multi-channel, multi-point distribution service (MMDS) operators rights on a national basis similar to the mandatory access provided to franchise cable operators in some state and local jurisdictions. The FCC has adopted rules prohibiting homeowners associations, manufactured housing parks and state and local governments from imposing any restriction on a property owner that impairs the owner's installation, maintenance or use of DBS and MMDS antennas one meter or less in diameter or diagonal measurement. We do not believe our business will be significantly impacted by these rights.

Inside Wiring. In 1998, the FCC issued rules governing the disposition of inside wiring by incumbent operators in MDUs upon termination of service when the incumbent operator owns the wiring. In some instances, a provider, such as us, faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. These rules, in general, were designed to foster competition from new providers, require the incumbent operator to choose between sale, removal or abandonment of the wiring within certain time constraints.

Regulation of Franchise Cable Television Rates. The FCC, through local governments, regulates the rates that franchised cable systems can charge for basic monthly service and certain customer premises equipment, unless “effective competition” exists in a local market. This general requirement does not apply to charges for pay services. Further, the regulations allow certain bulk discounts to MDU customers, enabling franchised cable systems to be more competitive with private cable operators such as us.

Actions by the FCC that expand the freedom of franchise operators to set rates or the termination of rate regulation altogether could allow franchise operators to subsidize competition at MDUs through their citywide operations. This could have a material adverse effect on our business, financial condition and results of operations.

Copyright. The broadcast programming to be distributed by us contains copyrighted material. Accordingly, we pay copyright fees for use of that material (copyright liability for satellite-delivered programming is typically assumed by the supplier). The U.S. Copyright Office has ruled that private systems located in "contiguous communities" (or operating from one head-end) will be treated as one system and that the revenue for such systems must be combined in the calculation of copyright fees. If the combined revenue figure is high enough, it results in more complicated fee calculations and higher fees. We intend to structure our programming to minimize the revenue associated with retransmission of television and radio broadcasts in an effort to maintain a simplified filing status and to reduce our copyright liability in the event we must file under the more complicated formula.

Wireless Internet Regulation
Our wireless Internet access products operate in unregulated spectra, the 2400 MHz, 5200 MHz and 5800 MHz being the primary frequencies, and we expect that such spectra will remain unregulated.
Regulation of Internet Access Services

We provide Internet access, in part, using telecommunications services provided by third-party carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. As an Internet access provider, we are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the 1996 Act. As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

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

Regulation of the Internet

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

Employees

We have six employees, including four officers. All of our officers have entered into employment agreements. In addition, we contract for the services of a few consultants for engineering and installation services.

None of our employees is covered by any collective bargaining agreement, nor have we ever experienced a work stoppage. Our management believes employee relations to be good. Much of our future success will depend, in large measure, upon our ability to continue to attract and retain highly skilled technical, sales, marketing and customer support personnel.

Financing Transactions with Fusion Capital
First Fusion Capital Financing Transaction

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares was equal to a price based upon the market price of our common stock without any fixed discount to the market price. In March 2003, this agreement ended, with Fusion Capital having purchased all 6,000,000 shares available for sale under the agreement for cash in the total amount of approximately $585,000.

Second Fusion Capital Financing Transaction

In March 2003, we entered into another similar common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Sales under this agreement will not commence until such time as we have completed a registration proceeding with respect thereto.

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

We were incorporated in 1996 and have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as the market for wireless Internet access services. Some of these risks and uncertainties relate to our ability to:

-	gain access to sufficient capital with which to support anticipated growth;
-	achieve customer acceptance of our telecommunications products;
-	expand our customer base and related revenues;
-	compete successfully in a highly competitive market; and
-	recruit and train qualified employees.
We cannot assure you that we will successfully address any of these risks and uncertainties.
Unless we obtain $500,000 in new capital, we will be unable to remain in business.
During the next twelve months, we will need approximately $500,000 just to continue our operations at their current levels. Absent this amount of funding, we will be unable to continue our operations.
We lack the capital necessary to pursue our full-scale business plan.

We do not possess the capital necessary to pursue our full-scale business plan and there is no assurance that we will ever obtain enough capital. In this circumstance, it is likely that we would be unable to earn a profit.

We had an accumulated deficit of $40,807,504 (unaudited) as of December 31, 2002, and we expect to continue to incur losses for the foreseeable future.
We have had substantial losses since our inception and our operating losses may continue in the future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2002, we had an accumulated deficit of $40,807,504 (unaudited). Our gross revenues for the years ended December 31, 2002 and 2001, were $19,683 (unaudited) and $7,446, respectively, with losses from operations of $3,610,419 (unaudited) and $2,954,189, respectively. Our net losses for the years ended December 31, 2002 and 2001, were $3,806,876 (unaudited) and $2,498,468, respectively. We cannot assure you that we will experience revenue growth, or that we will be profitable in the future.

As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a materially adverse effect on our business and financial condition. Also, the market price for our stock could fall.

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

The market price of our common stock has fluctuated significantly in the past and we expect this volatility to continue in the future. Since January 2000, trading prices for our common stock have ranged from $.04 per share to $11.00 per share. The closing price of our common stock on April 14, 2003, was $.06. It is possible that the market price of our common stock could fall below the price you paid for your shares of our common stock.

The stock prices for many telecommunications and high technology companies recently have experienced wide fluctuations and extreme volatility. This volatility has often been unrelated to the operating performance of such companies, so our stock price could decline even if our wireless Internet access business is successful. Also, following periods of volatility in the market price of a company's securities, securities class action claims frequently are brought against the subject company. To the extent that the market price of our shares falls dramatically in any period of time, shareholders may bring claims, with or without merit, against us. Such litigation would be expensive to defend and would divert management attention and resources regardless of outcome.

Our common stock could be delisted from the American Stock Exchange.

In July 2002, we were notified by AMEX that we have fallen below the continued listing standards of AMEX. We have 18 months in which to regain compliance with AMEX's continued listing standards. We have fallen below certain of AMEX's continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders' equity below $2 million; and (2) sustained losses so substantial in relation to the company's overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed our plan for regaining compliance, we were granted an extension of time (18 months) to regain compliance with the continued listing standards. We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from AMEX. Should our common stock be delisted from AMEX, it is very likely that the market price for our stock could drop dramatically. We cannot assure you that we will be able to maintain our listing on AMEX. In addition, should our stock be delisted from AMEX, we would be in default under the Fusion Capital agreement and unable to obtain funding thereunder. In this circumstance, it is likely that we would not have access to capital necessary to sustain our operations.

In addition, should our stock be delisted from AMEX, we would be in default under the second Fusion Capital agreement and be unable to obtain funding thereunder. In this circumstance, it is likely that we would not have access to capital necessary to sustain our operations.

If we are unable to maintain our AMEX listing, our common stock would likely begin to trade on the NASD's OTC Bulletin Board and become a "penny stock", as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

All of the shares of our common stock issuable to Fusion Capital under our second agreement with them, up to 22,250,000 shares in total, will be freely tradable, except that Fusion Capital has agreed that it will not sell or otherwise transfer 2,250,000 shares issued to it as part of its commitment fee until the earlier of the termination of the Fusion Capital agreement, our default under that agreement or approximately October 2005. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time and from time to time. This circumstance could impair our ability to accomplish our business objectives, due to a potential lack of capital.

The lower our stock price at the time Fusion Capital makes a purchase, the more shares of stock Fusion Capital will receive.

Fusion Capital will receive more shares at the time it makes a purchase, the lower the price of our stock, since the shares covered under the Fusion Capital agreement are issuable at a floating rate based on our stock price.

Given the low market price of our common stock, it appears likely that we will be unable to obtain $10 million under the second agreement with Fusion Capital, unless we elect to issue more than the 20,000,000 shares reserved for issuance under that agreement, which we have the right, but not the obligation, to do, or the market price of our common stock increases significantly in the near future. We cannot assure you that the market price of our common stock will increase at all.

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

We have designed a very aggressive growth strategy for our business. This strategy is expected to place a significant strain on our managerial, operational and financial resources. In particular, our planned wireless Internet expansion will require significant capital with which to purchase equipment necessary for the construction and implementation of systems. If we are unable to secure enough capital, we will be unable to achieve our growth objectives. We cannot assure you that we will be able to obtain enough capital for our growth needs.

Even if we are able to access significant funds under the second Fusion Capital agreement, we will need additional capital to implement fully our growth plans.
Because we depend heavily on outside suppliers, our business may suffer, should our suppliers fail to perform in a timely manner.

We depend on third-party suppliers of hardware components and telecommunications carriers to provide equipment and communications capacity. The failure of one or more of our suppliers to perform in a timely manner could cause a significant disruption in our business and cause our operating results to suffer.

We have not purchased insurance that covers our operations.

We have not purchased any insurance that would cover property loss or loss of income with respect to any of our. Damage to any of our uninsured property could cause an interruption in our telecommunications services. It is possible that we would be unable to afford to repair any items of damaged equipment, due to our extreme lack of capital.

Our failure to manage future growth would hinder our efforts in earning a profit.

Without additional capital, we will be unable to expand significantly our operations. Should we obtain capital with which to expand, our expected expansion will place a significant strain on our management and operating systems. In order to accommodate this sort of growth, we will need to hire and retain appropriate management personnel. We may not be able to hire and retain enough qualified managers. This circumstance would likely hinder our growth and reduce our chance of earning a profit.

If and when we experience our anticipated rapid growth, we may encounter difficulties in developing and implementing needed internal systems, including our recruiting and management systems. Our failure to do so will reduce the likelihood that we will earn a profit.

We are a new competitor in our markets and consumer acceptance of our services may not be achieved.

Because we lack capital with which to engage in significant marketing activities, we may be unable to secure ROE agreements with enough MDU property owners or to obtain significant numbers of wireless Internet access customers to permit us to earn a profit.

We could fail to overcome the severe competition for telecommunications customers, which would impair our ability to earn a profit and cause our overall financial condition to deteriorate.
The telecommunications market is highly fragmented and extremely competitive. As there are no significant barriers to entry, we expect that competition will intensify over time.

Our cable television competitors include many large, nationally-known companies, such as Comcast and Adelphia; our telephone service competitors include nationally-known companies, such as Qwest Communications; our wireless Internet access service competitors include many nationally-known companies, such as America Online, Earthlink as well as the locally operating “Bell” companies. These and other companies possess greater resources, particularly access to capital sources, market presence and brand name recognition than do we. In addition, we will face competition from other wireless Internet access providers and larger, national cellular telephone service providers. If we are unable to overcome this severe competition, we do not expect that we would earn a profit and our overall financial condition would decline.

Our directors and executive officers own enough of our common stock effectively to control directors' elections and thereby control our management policies.

Our directors and executive officers own approximately 16% of our currently outstanding common stock. Two of our directors, as well as three other persons, have entered into a voting agreement relating to the voting in elections of directors. Currently, approximately 21% of our outstanding shares of common stock are subject to this voting agreement. These shareholders may be able effectively to control the outcome of corporate actions requiring shareholder approval by majority action. Their stock ownership may have the effect of delaying, deferring or preventing a change in control of USURF America.

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

Item 2.	Description of Property
General
We own equipment, including office equipment, necessary to conduct our business.

In Colorado Springs, Colorado, we lease our executive office space for a monthly rental of $1,500 and we lease a small office in Englewood, Colorado, in conjunction with our Denver-area operations for a small monthly rental.

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

Intellectual Property

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We do not intend to file patent applications relating to our wireless Internet access products.

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

Other Litigation

In November 2000, CyberHighway requested and received a temporary restraining order against Darrell Davis, formerly one of our officers, and his wife, Deanna Davis. We have alleged that the Davises have diverted dial-up customers from CyberHighway to a company controlled by him, all while he was an employee of USURF America. It is our expectation that this legal proceeding will be abandoned by us in the near future. This case is styled: CyberHighway, Inc. versus Deanna Davis, individually and d/b/a Cyber-Trail, Inc., and Darrell D. Davis, 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Case No. 478320.

In January 2000, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. At the recent hearing, we alleged that Mr. Wiebelt violated certain terms of his employment agreement and sought damages resulting from those violations, while Mr. Wiebelt claimed wrongful termination under his employment agreement. The arbitrator has awarded Mr. Wiebelt $75,000. We are attempting to negotiate payment terms. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01.

In July 2002, we became aware of an existing default judgment against us, dated June 7, 2001, in the approximate amount of $22,000. The lawsuit, filed by a law firm in Boise, Idaho, went unchallenged as a result of administrative error. We are attempting to negotiate payment terms. This case is styled: Marcus, Merrick, Montgomery, Christian & Hardee, LLP vs. USURF America, Inc., District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0101693D.

Item 4.	Submission of Matters to Vote of Security Holders
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information

Our common stock trades on the American Stock Exchange, under the symbol "UAX". The table below sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the American Stock Exchange:

Quarter Ended	High	Low
March 31, 2000	11.00	3.625
June 30, 2000	6.00	2.25
September 30, 2000	2.50	.875
December 31, 2000	1.25	.1875
March 31, 2001	.80	.22
June 30, 2001	.78	.33
September 30, 2001	.50	.17
December 31, 2001	.27	.08
March 31, 2002	.25	.08
June 30, 2002	.12	.04
September 30, 2002	.11	.04
December 31, 2002	.13	.04
March 31, 2003	.09	.05

You should note that our common stock, like many technology-related stocks, has experienced significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders
On April 10, 2003, the number of record holders of our common stock, excluding nominees and brokers, was 1,194, holding 77,797,203 shares.
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
Background

 During 2001 and the first quarter of 2002, we focus all of our efforts and capital on the exploitation of our wireless Internet access products. Beginning in April 2002, with the arrival of our new president, we began to expand our business. By the end of 2002, we had become a provider of a broad range of telecommunications services.

Current Overview

We currently operate as a provider of voice (telephone), video (cable television) and data (Internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software.

Our business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions. In the future, our reports on operations will contain business segment information. However, for 2002 and 2001, no discussion of business segment operations appears.

Since the end of 2002, we have acquired a competitive local exchange carrier (CLEC) licensed in the State of Arizona and currently provide local telephone, long-distance and dial-up Internet access to approximately 1,700 customers there. Our monthly revenues associated with these customers is approximately $100,000. Also, we acquired assets from a telecommunications company that have enabled us to begin to operate as a seller of telecommunications-related hardware and software. We offer a broad array of products and the start to this part of our business has shown some success. In March 2003, we booked approximately $45,000 in equipment sales. We have begun to build our wireless Internet network in Denver. Also, we have begun to build our wireless Internet network in Colorado Springs. We have become the preferred telecommunications services provider in four Denver-area MDU properties, providing voice, video and data services to these properties. In the aggregate we now provide cable television services to approximately 160 customers in Denver.

First Fusion Capital Financing Transaction

In May 2001, we entered into an amended and restated common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares was equal to a price based upon the market price of our common stock without any fixed discount to the market price. In March 2003, this agreement ended, with Fusion Capital having purchased all 6,000,000 shares available for sale under the agreement for cash in the total amount of approximately $585,000.

Second Fusion Capital Financing Transaction

In March 2003, we entered into another similar common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Sales under this agreement will not commence until such time as we have completed a registration proceeding with respect thereto.

As the level of funding under the first Fusion Capital agreement was lower than we had anticipated, during 2002 we obtained additional funds through sales of our securities to other parties in the approximate amount of $875,000.

The majority of these funds were used for operating expenses. We will need further capital, as we continue to expand our business.

CyberHighway Bankruptcy

In September 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. We expect a final order of discharge to be issued in the future. At such time, but cannot predict when this final order will be issued.

Results of Operations
General.

By the end of February 2001, CyberHighway had lost all of its dial-up Internet access customers and we do not foresee the revitalization of CyberHighway’s business. During 2001, we derived no revenue from CyberHighway’s business. For all of 2001 and 2002, our small amounts of revenues were dervied from our wireless Internet access operations. During 2002, our management expanded our business plan and caused an evolution of our business, which has led to changes in our operating structure. We began to derive revenues from our expanded and reorganized business in the first quarter of 2003. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

In the third quarter of 2001, we began wireless Internet operations in Del Rio, Texas, and that system grew to have 50 customers online in a short period of time, but our growth there, during 2002, was slowed significantly due to our lack of capital. Then, during the fourth quarter of 2002, our management determined to cease operations in Del Rio, due to Del Rio’s geographic separation from our home area of Eastern Colorado.

Our revenues for 2001and 2002 were small, due to a lack of funds with which to expand our operations. However, during the first quarter of 2003, we have begun to derive greater revenues from our operations, approximately $100,000 per month. Nevertheless, the level of our future revenues cannot be predicted, due to our significant lack of capital.

Potential Rescission Claims.

At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 may have been issued in violation of Section 5 of the Securities Act. Our December 31, 2001, balance sheet reflects a Redeemable Common Stock line item with this assigned value, since each of the issuees of these shares may have had a potential claim for rescission of their respective issuance transactions. None of these issuees made such a claim within the various statute of limitations periods and, consequently, at December, 31, 2002, none of our shares remained subject to potential rescission claims, which circumstance is reflected in the Redeemable Common Stock line item of our December 31, 2002, balance sheet.

Year Ended December 31, 2002, versus Year Ended December 31, 2001.
During both years, our small amounts of revenues were derived from our wireless Internet access business. Without additional capital, our revenues will remain at these levels.
Our operating results for 2002 and 2001 are summarized in the following table:
	2002 (unaudited)	2001
Revenues	$19,683	$7,446
Internet Access Costs, Cost of Goods Sold	(14,100)	(109,525)
Gross Profit (Loss)	(129,162)	(102,079)
Operating Expenses Other Expense Extraordinary Items	3,481,257 (196,456) 0	2,852,110 (34,184) 489,905
Loss from Operations	(3,610,419)	(2,954,189)
Net Loss	(3,806,876)	(2,498,468)
Our net loss of $3,806,876 (unaudited) for 2002 was higher than our net loss for 2001 of $2,498,468. Certain line items in our statements of operations changed materially from 2001 to 2002.
-

Professional fees increased from $1,803,751 in 2001 to $2,379,416 (unaudited) in 2002. This increase is a result of our increased use of professional services during 2002. We paid substantially all of our consultants with shares of our common stock, due to our lack of cash. Should we continue to lack cash reserves, it is likely that, during the remainder of 2003, we would issue shares of our common stock in payment of certain professional fees.

-

Salaries and commissions increased from $856,124 in 2001 to $899,967 (unaudited) in 2002. This increase in salaries and commissions is attributable primarily to issuances of shares of our common stock to our officers under their employment agreements in connection with the Evergreen transaction and in payment of accrued salaries. These payments with shares of common stock are summarized below.

As a result of the Evergreen transaction, we incurred a one-time charge against our earnings during 2002 in the amount of $567,180 (net of forgiven accrued and unpaid salaries and unpaid loans to certain of our officers), due to the following stock issuances:

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

In 2002, we issued shares of our common stock in payment of accrued salary of certain of our officers, which shares were valued at $.07 per share, the closing price of our common stock, as reported by AMEX, on the date of issuance. We issued a total of 4,404,000 shares in payment of approximately $290,000 in accrued salary.

Due to our severe lack of capital during 2001and 2002, we issued shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the “Professional Fees” line item. Issuing shares of our common stock was the only means by which we could obtain the consultants’ services.

Liquidity and Capital Resources
General.

Since our inception, we have had a significant working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash to continue our current level of business activities, through the result of recent securities sales. As the level of funding under the first Fusion Capital agreement was lower than we had earlier an approximate amount of $875,000.

The majority of these funds were used for operating expenses.

We will need further capital, as we continue to expand our business. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to cease operations.

In July 2002, we became aware of an existing default judgment against us, dated June 7, 2001, in the approximate amount of $22,000. The lawsuit went unchallenged as a result of administrative error. In August 2002, an arbitrator ruled against us in an arbitration proceeding against our former chief financial officer, in the amount of $100,000. We are currently negotiating terms wit respect to each of these liabilities.

Our Capital Needs.

Due to our expanded business plan, our capital needs have increased significantly since the start of 2002. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $500,000. To accomplish our business objectives, we will require at least $2 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.

Currently we do not possess enough capital to accomplish our business objectives on a full-scale basis.
Fusion Capital Agreements

Beginning in July 2001, we began to receive the first funds under our first agreement with Fusion Capital. Through December 31, 2002, we had received only $445,000 in payment of a total of 4,200,000 shares under that agreement. This agreement ended in March 2003, with Fusion Capital having purchased all 6,000,000 shares available for sale for a total of $585,000 in cash.

In March 2003, we entered into a second common stock purchase agreement with Fusion Capital, which agreement is substantially similar to the first agreement. Under the second agreement, Fusion Capital is to purchase up to $10 million of our common stock, based on future stock prices. We will not begin to sell shares to Fusion Capital under this agreement, until such time as we have completed a registration proceeding relating thereto with the SEC. No prediction as to the timing of this circumstance can be made.

Should all of our outstanding warrants be exercised, we would receive cash proceeds of approximately $2,000,000. Any funds derived from the exercise of warrants would be used for working capital.
You should note that we may never receive any of the funds discussed above. Our failure to obtain capital from these sources could cause us to cease our operations.
Potential Rescission Claims.

At December 31, 2001, 2,138,726 shares of our common stock with an aggregate assigned value of $1,192,700 may have been issued in violation of Section 5 of the Securities Act. Our December 31, 2001, balance sheet reflects a Redeemable Common Stock line item with this assigned value, since each of the issuees of these shares may have had a potential claim for rescission of their respective issuance transactions. None of these issuees made such a claim within the various statute of limitations periods and, consequently, at December 31, 2002, none of our shares remained subject to potential rescission claims, which circumstance is reflected in the Redeemable Common Stock line item of our December 31, 2002, balance sheet.

December 31, 2002

Historically, we have had a significant working capital deficit. At December 31, 2002, our working capital deficit was $1,099,862 (unaudited) which is lower than our $1,254,897 deficit at December 31, 2001. Our receipt of funds through sales of our securities during 2002 permitted us to improve moderately our working capital deficit by the end of the year. Approximately 85% of our accounts payable are accounts payable of CyberHighway and are subject to the pending Chapter 7 bankruptcy proceeding of CyberHighway. Without additional capital, our working capital deficit can be expected to become larger each quarter.

The following table sets forth our current assets and current liabilities at December 31, 2002, and 2001:
		December 31, 2002 (unaudited)	December 31, 2001 (audited)
Current Assets	Cash	$111,568	$10
	Accounts Receivable Inventory	20,224 2,715	0 134,756

Current Liabilities	Disbursements in Excess of Cash Balances	$0	$15,539
	Accounts Payable Note Payable	1,145,765 87,604	1,034,619 0
	Accrued Payroll	0	265,978
	Other Current Liabilities	0	54,996
	Notes Payable to Stockholder	1,000	18,521

We had no accrued payroll at December 31, 2002, due to our officers agreeing to have their accrued salaries paid in shares of our common stock, while at December 31, 2001, we had accrued payroll of $265,978, which was attributable to accrued salary of our officers. In connection with the Evergreen transaction described above, three of our officers waived payment of all of their then-existing accrued salaries, in the approximate amount of $225,000, which is reflected on our December 31, 2002, balance sheet.

We reduced our note payable to stockholder during 2002 by $17,521, and owed a shareholder $1,000 at December 31, 2002. We do not expect that we will again borrow funds from our shareholders.

As the level of funding under the first Fusion Capital agreement was lower than we had anticipated, during 2002 we obtained additional funds through sales of our securities to other parties in the approximate amount of $875,000.

The majority of these funds were used for operating expenses.

Without obtaining at least $2,000,000 in new capital, we will continue to have a significant working capital deficit and will not be able to operate from a position of liquidity. This will impair our ability to pursue our full-scale business plan and, thus, our ability ever to earn a profit.

If we are unable to obtain significant additional capital, it is possible that we would be forced to cease operations.
Cash Flows from Operating Activities.

During 2002, our operations used $652,634 (unaudited) in cash compared to cash used of $707,569 during 2001. In both years, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salaries and commissions in 2001 and greater business development activities in 2002.

Cash Flows from Investing Activities.

Our investing activities used $73,359 (unaudited) in cash in 2002 and used $12,681 in cash during 2001. Capital expenditures comprised the use of cash in both periods. Because we lack working capital, we cannot predict our cash flows from investing activities for all of 2003.

Cash Flows from Financing Activities.

For 2002, our financing activities provided $690,832 (unaudited) in cash. Our payments on notes payable to stockholder of $17,521 and payments received on subscriptions receivable of $186,950 was offset by $664,800 in cash from sales of our common stock and $211,000 in cash obtained by the exercise of certain warrants. For 2001, our financing activities provided $719,172 in cash. Of this amount, $340,000 is attributable to private sales of securities and $359,750 in subscriptions receivable. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

Management's Plans Relating to Future Liquidity

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $500,000. To accomplish our business objectives, we will require at least $2 million.

Our best opportunity for obtaining needed funds is pursuant to the second Fusion Capital agreement. We cannot predict the level of funding to be obtained under this agreement or the commencement date thereunder.

Since we only plan to sell up to 20,000,000 shares to Fusion Capital under the second Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $.50 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.06 per share, the closing sale price of the common stock on April 14, 2003, and the purchase by Fusion Capital of the full amount of shares purchasable under the second Fusion Capital agreement, total proceeds to us would only be approximately $1,200,000, unless we choose to issue more than 20,000,000 shares, which we have the right to do.

Should we obtain at least $2 million under the Fusion Capital agreement, we believe that we will be able to make significant progress in implementing our business plan.
We cannot assure you that we will accomplish these objectives.
Currently, we have no other sources for funding on the scale contemplated by the Fusion Capital transaction.
If we do not obtain the necessary funding, we would be forced to cease operations.
Capital Expenditures

During 2002, we made capital expenditures of $73,359, all for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

Item 7.	Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On January 16, 2003, we dismissed Postlethwaite & Netterville as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On January 17, 2003, we engaged Hein + Associates, LLP as our new independent auditor, to audit our financial statements for the year ended December 31, 2002. The lone member of the audit committee of our board of directors recommended this change in auditors and the full board approved the change.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Executive Officers
The following table sets forth the current officers and directors of USURF America.
Name of Director	Age	Title(s)
Douglas O. McKinnon	52	Director, President and Chief Executive Officer
David M. Loflin	45	Chairman of the Board
Richard E. Wilson	61	Director
Ross S. Bravata	43	Director
Kenneth J. Upcraft	57	Executive Vice President
Christopher K. Brenner	43	Vice President of Finance and Administration, Chief Financial Officer and Secretary

Our current officers and directors serve until the next annual meeting of our board of directors or until their respective successors are elected and qualified. All officers serve at the discretion of our board of directors. There exists no family relationship between our officers and directors. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

DOUGLAS O. MCKINNON

Mr. McKinnon became president and chief executive officer of the Company in April 2002. During the five years prior to his joining the Company, he served as chief executive officer of IP Services, Inc., a next-generation communications services provider using broadband Internet Protocol (IP) and Asynchronous Transfer Mode (ATM) based networks; executive vice president and chief financial officer of AVIRNEX Communications Group, Inc., a provider of retail telecommunications service including domestic and international long distance and enhanced services to small and medium-sized business customers; and vice-president of ICG Communications, Inc, one of the country’s largest competitive local exchange carriers offering local, long distance, ATM and frame relay services with a nationwide fiber optic infrastructure. Mr. McKinnon is a former practicing CPA with the SEC practice section of Coopers & Lybrand.

DAVID M. LOFLIN

Mr. Loflin has served as an executive officer of the Company, since its inception in 1996. From inception to April 2002, Mr. Loflin served as president. Since that time, he has served as Chairman of the Board.

RICHARD E. WILSON

Mr. Wilson was co-founder of The Association of Communications Enterprises (ASCENT) (formerly the Telecommunications Resellers Association), a leading trade group representing entrepreneurial and small business communications companies. He served on that organization’s board in 1992 and 1993 and is currently Chairman Emeritus of ASCENT. At present, Mr. Wilson is a principal and executive vice president of business development of NetPort-Datacom, Inc., a privately-held Mukilteo, Washington-based provider of international voice service. During 2001 and 2002, Mr. Wilson was a principal in SigBioUSA, LLC, a Mulkiteo, Washington-based telecommunications consulting firm with expertise in both wireline and wireless telecommunications applications. From May 2000 to April 2001, Mr. Wilson was president and chief executive officer of Open Telecommunications North America, a wholly-owned subsidiary of Open Telecommunications Australia (OT), a publicly-traded company in Australia that provides telecommunications-network-infrastructure related products and services. Also, from 2000 through January 2002, Mr. Wilson served as a director of GlobalNet International Telecommunications, Inc., an Illinois-based provider of global telecommunications services. GlobalNet was publicly traded under the symbol GBNE, until acquired by Titan Corporation.

ROSS S. BRAVATA

Mr. Bravata has, since 1981, worked for Novartis (formerly Ciba Corporation), in various positions, and currently serves as a Senior Control Systems Technician. In such capacity, Mr. Bravata supervises the service and maintenance of electronic instrumentation.

KENNETH J. UPCRAFT

Mr. Upcraft joined the Company in August 2002. For more than the five years prior to that time, he owned and operated Pantel, a consultancy focused on providing professional services to telecommunications and Internet service providers, including wireless Internet access providers.

CHRISTOPHER K. BRENNER

Mr. Brenner earned a BBA degree in accounting from Baylor University, Waco, Texas, and a JD degree from the University of Houston Law Center. Prior to his joining the Company in February 2003, Mr. Brenner served as chief financial officer and general counsel for Southern Colorado Telecommunications Company, a privately-held, Colorado City, Colorado-based telecommunications company. Prior to that, from January 2000 to November 2001, Mr. Brenner was an associate in the law firm of Martin, Disiere, Jefferson & Wisdom, LLP, Houston, Texas. From August 1996 to December 1999, Mr. Brenner was an associate in the law firm of Bracewell & Patterson, LLP, Houston, Texas. He is licensed to practice law in the states of Colorado and Texas and is a former practicing CPA.

Board of Directors

There currently exist two vacancies on our board of directors, one of which vacancies is to be filled by a person named by Evergreen Venture Partners, LLC, pursuant to a stock purchase agreement. (This agreement with Evergreen Venture Partners, LLC is discussed below under “Item 12. Certain Relationships and Related Transactions”.) We are making our best effort to locate additional qualified persons who are willing to fill such vacancies. To date, no such person has committed to join the board.

Our full board did not meet during 2002; however, it took action by unanimous written consent in lieu of a meeting on forty occasions.
Executive Committee

Our board of directors created an executive committee to facilitate management between meetings of the full board of directors. The executive committee is composed of David M. Loflin (chairman), Douglas O. McKinnon and Richard E. Wilson. Pursuant to our bylaws, between meetings of the full board, the executive committee has the full power and authority of the board in the management of our business and affairs, except to the extent limited by Nevada law. Pursuant to the bylaws of the executive committee, as adopted by the full board, the executive committee has the authority to exercise all powers of the board, except the power:

-	to declare dividends;
-	to sell or otherwise dispose of all or substantially all of our assets;
-	to recommend to our shareholders any action requiring their approval; and
-	to change the membership of any committee, fill the vacancies thereon or discharge any committee.
During 2002, the Executive Committee did not meet; however, it took action by unanimous written consent in lieu of a meeting on nineteen occasions.
Audit Committee

The audit committee of our board of directors is composed of Douglas O. McKinnon (chairman), Richard E. Wilson and Ross S. Bravata. Our board appointed Messrs. McKinnon, Wilson and Bravata to the audit committee effective as of March 28, 2003. The purposes of the audit committee are:

-	to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;
-	to oversee the independent auditors’ qualifications and independence;
-	to oversee the performance of our independent auditors;
-	to oversee our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the board have established or will establish in the future;
-

to establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

-

to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the board, always emphasizing that the independent auditors are accountable to the audit committee; and

-	to perform such other duties as are directed by the board.

In March 2003, our board approved the amendment and restatement of the audit committee charter. The board has determined that the audit committee meets the current requirements of AMEX and applicable rules and regulations of the SEC. Due to resignations by two of our independent directors and our inability to attract qualified replacements, the audit committee was comprised of only one member, Mr. Loflin, during nearly all of 2002. Mr. Loflin, in his position as a member of the audit committee, approved the dismissal of our former independent auditors, Postlethwaite & Netterville, and the engagement of Hein + Associates, LLP as our auditors of our financial statements for the year ended December 31, 2002.

Management Council

In addition to its executive and audit committees, our board has established a management council. While the management council has no power to authorize any corporate action , it was created by the board to promote communication between and among our various operating divisions as our operations expand. It is expected that the management council will begin to hold regular meetings during the second quarter of 2003.

Compensation of Directors

Non-employee directors do not receive annual payments for their service as directors, nor has our board established a per-meeting stipend. At such time as our cash position improves, it is likely that the board will begin to compensate non-employee directors. However, no determination of the amount of any such payment amounts has been made. Directors who are also employees receive no additional compensation for their service on the board and its committees.

During 2002, one of our directors, Ross S. Bravata, received, as a bonus for his service as a director, 200,000 shares of our common stock, valued at $.06 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $12,000. Also, in March 2003, in connection with his agreeing to become a board member, Richard E. Wilson was awarded a bonus of 200,000 shares of our common stock, valued at $.05 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $10.000.

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

Compliance with Section 16(a) of the Securities Exchange Act

The Company’s executive officers and directors, and beneficial owners of more than 10% of the Common Stock, are required to file initial reports of ownership and reports of changes of ownership of the Common Stock with the SEC. The SEC’s rules require such person to furnish the Company with copies of all Section 16(a) reports they file. The Company has determined that none of the reports required to have been filed during 2002 has been filed. The Company has requested that all of these persons file the required reports.

Item 10.	Executive Compensation
Executive Compensation

The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Annual Compensation	Long-Term Compensation
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Com-pen-sation $	Securities Underlying Options #	All other com-pen-sation $
Douglas O. McKinnon [President and Chief Executive Officer]	2002 2001 2000	$127,500(1) NOTE (A) NOTE (A)	$310,456(1)	$-0-	-0-	$-0-
David M. Loflin [Chairman of the Board and former President]	2002 2001 2000	$150,000(2) $150,000(3) $150,000(4)	$200,000(2) $133,000(5) $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-
Waddell D. Loflin [former Vice President and Secretary]	2002 2001 2000	$79,167(6) $100,000(7) $100,000(8)	$200,000(9) $18,000(10) $48,000(11)	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-
James Kaufman [former Vice President - Corporate Development]	2002 2001 2000	$95,000(12) $120,000(13) $120,000(14)	$200,000(15) $-0- $72,000(16)	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-
Kenneth J. Upcraft [Executive Vice President]	2002 2001 2000	$62,500(17) NOTE (B) NOTE (B)	$58,220(17)	$-0-	-0-	$-0-
(A)	Mr. McKinnon was not employed by us during this fiscal year.
(B)	Mr. Upcraft was not employed by us during this fiscal year.
(1)

$91,044 of Mr. McKinnon’s salary amount and $10,456 of his bonus amount were paid by the issuance of 1,450,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance. $300,000 of Mr. McKinnon’s bonus amount was paid by the issuance of 3,000,000 shares of our common stock, upon his executing his employment agreement, which shares were valued at $.10 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(2)

$42,750 of Mr. Loflin’s salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $107,250 of Mr. Loflin’s salary amount was paid by the issuance of 618,000 shares of our common stock, a per share value of $.173 per share, a per share price higher than the market price that was negotiated by us with Mr. Loflin. Mr. Loflin’s bonus amount was paid by the issuance of 2,000,000 shares of our common stock, upon his executing an amendment to his employment agreement, which shares were valued at $.10 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(3)	$53,612 of this amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein).
(4)	$34,083 of this amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein).
(5)	This bonus was paid by the issuance of 700,000 shares to Mr. Loflin, which were valued at $.19 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.
(6)

$29,167 of Mr. Loflin’s salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $50,000 of Mr. Loflin’s salary amount was paid by the issuance of 600,000 shares of our common stock, a per share value of $.083 per share, a per share price higher than the market price that was negotiated by us with Mr. Loflin.

(7)	$24,423 of Mr. Loflin’s salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein).
(8)	$35,417 of Mr. Loflin’s salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein).
(9)

This bonus was paid by the issuance of 2,000,000 shares to Mr. Loflin in connection with the Evergreen transaction (described elsewhere herein), which shares were valued at $.10 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(10)

This bonus was paid by the issuance of 200,000 shares to Mr. Loflin, which shares were valued at $.09 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(11)

This bonus was paid by the issuance of 200,000 shares to Mr. Loflin, which shares were valued at $.24 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(12)

$35,000 of Mr. Kaufman’s salary amount was accrued; Mr. Kaufman waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $60,000 of Mr. Kaufman’s salary amount was paid by the issuance of 600,000 shares of our common stock, a per share value of $.10 per share, a per share price higher than the market price that was negotiated by us with Mr. Kaufman.

(13)

$106,270 of this amount was accrued; $96,000 of this amount was payable in shares of our common stock. In connection with the Evergreen transaction (described elsewhere herein), Mr. Kaufman waived payment of this amount.

(14)

$26,667 of this amount was accrued; $96,000 of this amount was payable in shares of our common stock. In connection with the Evergreen transaction (described elsewhere herein), Mr. Kaufman waived payment of this amount.

(15)

This bonus was paid by the issuance of 2,000,000 shares to Mr. Kaufman in connection with the Evergreen transaction (described elsewhere herein), which shares were valued at $.10 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(16)

This bonus was paid by the issuance of 300,000 shares to Mr. Kaufman, which shares were valued at $.24 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(17)

$47,500 of Mr. Upcraft’s salary amount and $22,220 of his bonus amount were paid by the issuance of 996,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance. $36,000 of Mr. Upcraft’s bonus amount was paid by the issuance of 600,000 shares of our common stock, upon his executing his employment agreement, which shares were valued at $.06 per share, the last closing price of our common stock, as reported by AMEX, on the date of his executing his employment agreement.

Employment Contracts and Termination of Employment and Change-in-Control Agreements
Each of our current executive officers has entered into an employment agreement. The following table summarizes certain provisions of the employment agreements.
Name of Officer	Position(s)	Term	Annual Salary	Date
Douglas O. McKinnon	President and Chief Executive Officer	3 years	$180,000	4/15/02
David M. Loflin	Chairman of the Board	6 months	$150,000	6/1/99, amended 4/15/02
Kenneth J. Upcraft	Executive Vice President	3 years	$150,000(1)	7/31/02
Christopher K. Brenner	Vice President of Finance and Administration, Chief Financial Officer and Secretary	2 years	$120,000(1)	2/4/03
(1)	80% of this officer’s salary may be paid with shares of our common stock, in our discretion.

In connection with each of their respective employment agreements, the executive officers entered into confidentiality agreements and agreements not to compete with the Company during the term of employment and for a period of one year thereafter.

Under Mr. McKinnon’s employment agreement, should the Company (1) experience a change in control or (2) change Mr. McKinnon’s responsibilities with the Company, Mr. McKinnon has the right, in his sole discretion, to terminate his employment with the Company and the Company would be liable for all compensation remaining to be paid during the then-current term of his employment agreement, plus an additional period of one year.

Under each employment agreement, if the executive is terminated by the Company other than for cause, he will be entitled to continue to receive his base salary for the unexpired term of his employment contract.

Option/SAR Grants in Last Fiscal Year
2002 Stock Ownership Plan
In March 2002, our board adopted a stock ownership plan for our officers, directors and consultants known as the 2002 Stock Ownership Plan, as amended and restated in December 2002.

The 2002 Plan was established by the board as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2002 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries’ operations is dependent. Persons who are either officers, directors or consultants are eligible to participate in the 2002 Plan. The board may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. 11,000,000 shares of our common stock have been reserved for issuance under the 2002 Plan and a registration statement on Form S-8 (SEC File No. 333-102167) relating to the 2002 Plan, as amended, has been filed with the SEC. Under the 2002 Plan, to date, 4,150,000 shares of our common stock have been issued to consultants and options to acquire a total of 500,000 shares of our common stock have been granted to consultants and remain unexercised.

Stock Appreciation Rights
We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

As of April 10, 2002, there were 77,797,203 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the current beneficial ownership of our common stock, by (1) persons known to be beneficial owners of more than 5% of our common stock, (2) each our officers and directors and (3) our officers and directors, as a group. Unless otherwise noted, the address of the listed persons is 6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Douglas O. McKinnon	4,450,000	4.87%
David M. Loflin(2)	5,868,960	6.43%
Richard E. Wilson(3)	200,000	*
Ross S. Bravata(4)	342,500(5)	*
Kenneth J. Upcraft	1,596,000	1.74%
Christopher K. Brenner	540,000	*
All executive officer and directors as a group (6 persons)	12,797,460(6)	14.02%
Fusion Capital Fund II, LLC(7)	4,577,641(8)	5.01%
Evergreen Investment Partners, LLC(9)	3,183,333(10)	3.49%
*	Represents beneficial ownership of less than 1%.
(1)	Based on 91,283,453 shares outstanding, including a total of 13,486,250 shares underlying currently outstanding and exercisable warrants and options.
(2)	Mr. Loflin’s address is 7635 Jefferson Highway, Suite 309, Baton Rouge, Louisiana 70809.
(3)	Mr. Wilson’s address is P.O. Box 2844, Kirkland, Washington 98083.
(4)	Mr. Bravata’s address is 7635 Jefferson Highway, Suite 309, Baton Rouge, Louisiana 70809.
(5)	75,000 of these shares have not been issued, but underlie currently exercisable warrants.
(6)	75,000 of these shares have not been issued, but underlie currently exercisable warrants.
(7)	Fusion Capital’s address 222 Merchandise Mart Plaza, Suite 9-112, Chicago, Illinois 60654.
(8)

2,500,000 of these shares may not be sold by Fusion Capital until the earliest of the termination of a common stock purchase agreement, default thereunder or approximately 30 months from the date hereof. 645,000 of these shares have not been issued, but underlie currently exercisable warrants.

(9)

Douglas O. McKinnon is a manager of Evergreen and may be deemed to be a beneficial owner of all of the shares owned by Evergreen. Mr. McKinnon disclaims any beneficial ownership of the securities owned by Evergreen.

(10)	408,333 of these shares have been issued; 2,775,000 of these shares have not been issued, but underlie currently exercisable warrants.

Item 12.	Certain Relationships and Related Transactions
Evergreen Transactions

On April 15, 2002, we entered into a securities purchase agreement with Evergreen Venture Partners, LLC, whereby we issued securities for cash in the amount of $250,000. We sold Evergreen a total of 3,645,833 shares of our common stock, 3,125,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.15 per share and 3,125,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share. Also, under the Evergreen agreement, Evergreen has the right to name two persons to become directors. To date, Evergreen has exercised this right as to one person, Richard E. Wilson, but has not yet named another person as a director. Mr. McKinnon is a manager of Evergreen.

Stock Issuances Pursuant to Evergreen Transactions
Pursuant to the Evergreen agreement, on April 15, 2002, the following occurred:
-

We hired Douglas O. McKinnon as our new president and chief executive officer; Mr. McKinnon also became a director. In consideration of Mr. McKinnon’s executing his employment agreement, we issued him 3,000,000 shares of our common stock. These shares were valued at $300,000, which amount was charged against our earnings during the second quarter of 2002.

-

Our former president, David M. Lofin, became chairman of the board, reduced the term of his remaining term of employment from approximately four years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made to us by him. In consideration of Mr. Loflin’s executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $200,000, which amount was charged against our earnings during the second quarter of 2002.

-

Our former vice president and secretary, Waddell D. Loflin, reduced the term of his remaining term of employment from approximately four years to six months and waived the payment of all accrued and unpaid salary. In consideration of Mr. Loflin’s executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $200,000, which amount was charged against our earnings during the second quarter of 2002.

-

Our former vice president of corporate development, James Kaufman, reduced the term of his remaining term of employment from one year to six months and waived the payment of all accrued and unpaid salary. In consideration of Mr. Kaufman’s executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $200,000, which amount was charged against our earnings during the second quarter of 2002.

Share Issuances in Payment of Accrued Salary

In 2002, we issued shares of our common stock in payment of accrued salary of certain of its executive officers, which shares were valued at $.07 per share, the closing price of our common stock, as reported by AMEX, on the date of issuance, as follows:

Name of Officer	Accrued Salary Paid with Shares	No. of Shares Issued in Payment
Douglas O. McKinnon	$91,044	1,450,000(1)
David M. Loflin	$43,123	618,000
Kenneth J. Upcraft	$63,500	996,000
Christopher K. Brenner(2)	$11,250	140,000
James Kaufman(3)	$48,000	600,000
Waddell D. Loflin(4)	$34,533	600,000
(1)	Included in this number of shares and in addition to the payment of accrued salary, Mr. McKinnon received a $10,456 bonus.
(2)	At the time of the issuance of shares to Mr. Brenner, Mr. Brenner was serving as a consultant to the Company.
(3)	Mr. Kaufman is a former vice president of the Company.
(4)	Mr. Loflin resigned as an officer and director of the Company in March 2003.
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

Stock Bonuses

In May 2000, one of our former vice presidents, Robert A. Hart IV, was issued 250,000 shares of our common stock as an employment agreement signing bonus. These shares were valued at $750,000, or $3.00 per share, pursuant to the terms of the Mr. Hart's employment agreement.

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

Employment Agreements
Each of our current officers has entered into an employment agreement. The following table summarizes certain provisions of the employment agreements.
Name of Officer	Position(s)	Term	Annual Salary	Date
Douglas O. McKinnon	President and Chief Executive Officer	3 years	$180,000	4/15/02
David M. Loflin	Chairman of the Board	6 months	$150,000	6/1/99, amended 4/15/02
Kenneth J. Upcraft	Executive Vice President	3 years	$150,000(1)	7/31/02
Christopher K. Brenner	Vice President of Finance and Administration, Chief Financial Officer and Secretary	2 years	$120,000(1)	2/4/03
(1)	80% of this officer’s salary may be paid with shares of our common stock, in our discretion.

In connection with each of their respective employment agreements, our officers entered into confidentiality agreements and agreements not to compete with us during the term of employment and for a period of one year thereafter.

Under Mr. McKinnon’s employment agreement, should we (1) experience a change in control or (2) change Mr. McKinnon’s responsibilities, Mr. McKinnon has the right, in his sole discretion, to terminate his employment with us and we would be liable for all compensation remaining to be paid during the then-current term of his employment agreement, plus an additional period of one year.

Under each employment agreement, if the officer is terminated by us other than for cause, he will be entitled to continue to receive his base salary for the unexpired term of his employment contract.
Voting Agreement

On January 29, 1999, David W. Loflin, Waddell D. Loflin, Julius W. Basham, David W. Brown and Wm. Kim Stimpson entered into a voting agreement, whereby all of these persons are required to vote all shares owned by them for David M. Loflin and Waddell D. Loflin in all elections of directors of USURF America. Currently, approximately 8,458,960 shares are subject to this voting agreement. This amount of stock represents approximately 11% of our currently outstanding shares.

Fusion Capital Consulting Agreements

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
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements
(a)(2) Exhibits
None.
(b) Reports on Form 8-K
During the three months ended December 31, 2002, we did not file a Current Report on Form 8-K.
Subsequent to December 31, 2002, we have filed three Current Reports on Form 8-K:
-	Date of event: January 16, 2003, wherein we reported a change in independent auditors;
-	Date of event: March 10, 2003, wherein we reported our entering into a financing transaction with a third party; and
-	Date of event: March 31, 2003, wherein we reported (1) a change in the location of our executive offices and (2) the resignation of one of our directors.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
USURF AMERICA, INC.

By:	/s/ DOUGLAS O MCKINNON
Douglas O. McKinnon President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS O MCKINNON		April 15, 2003
Douglas O. McKinnon	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ DAVID M. LOFLIN		April 15, 2003
David M. Loflin	Chairman of the Board

/s/ ROSS S. BRAVATA		April 15, 2003
Ross S. Bravata	Director

/s/ RICHARD E. WILSON		April 15, 2003
Richard E. Wilson	Director

/s/ CHRISTOPHER K. BRENNER		April 15, 2003
Christopher K. Brenner	Vice President of Finance and Administration, Chief Financial Officer (Principal Financial Officer) and Secretary

/s/ KENNETH J. UPCRAFT		April 15, 2003
Kenneth J. Upcraft	Executive Vice President
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

INDEX TO FINANCIAL STATEMENTS OF USURF AMERICA, INC.

Consolidated Balance Sheets as of December 31, 2002 (unaudited) and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002 (unaudited) and 2001
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002 (unaudited) and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 (unaudited) and 2001
Notes to Consolidated Financial Statements
USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001

ASSETS

2002 (unaudited)	2001 (audited)
CURRENT ASSETS
Cash and cash equivalents	$111,568	$10
Accounts receivable	20,224	$10
Inventory	2,715	134,746
134,507	134,756
PROPERTY AND EQUIPMENT
Cost	73,359	203,141
Less: accumulated depreciation	(7,336)	(125,036)
66,023	78,105
INTANGIBLES	201,604	0
OTHER ASSETS
Prepaid consulting	0	0
Other	4,942	16,667
4,942	16,667
TOTAL ASSETS	$407,077	$229,528

The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Disbursements in excess of cash balances	0	$15,539
Accounts payable	1,145,765	1,089,615
Note Payable	87,604	0
Accrued payroll	0	265,978
Notes payable to stockholder	1,000	18,521
1,234,369	1,389,653
LONG-TERM LIABILITIES	0	0
REDEEMABLE COMMON STOCK
Common stock subject to rescission, -0- shares outstanding at December 31, 2002, and 2,138,726 shares outstanding at December 31, 2001, $.0001 par value per share	0	1,192,700
STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 70,880,338 in 2002 and 23,848,108 in 2001	7,088	2,385
Additional paid-in capital	40,343,123	35,642,817
Accumulated deficit	(40,807,504)	(37,000,628)
Subscriptions receivable	0	165,750
Deferred consulting	(370,000)	(1,163,149)
(827,293)	(2,352,825)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$407,077	$229,528

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2002 AND 2001
2002 (unaudited)	2001 (audited)
REVENUES
Revenues	$19,683	$7,446
Internet access costs, cost of goods sold	(14,100)	(11,999)
Inventory write-down	(134,746)	(97,526)
Gross profit	(129,162)	(102,079)
OPERATING EXPENSES
Depreciation and amortization	7,336	70,105
Professional fees	2,379,416	1,803,751
Rent	20,051	28,528
Salaries and commission	899,967	856,124
Other	174,486	93,602
3,481,257	2,852,110
LOSS FROM OPERATIONS	(3,610,419)	(2,954,189)
OTHER INCOME (EXPENSE)
Other income	11	0
Litigation settlement	(101,695)	0
Impairment loss	(94,772)	(31,118)
Interest expense	0	(3,066)
(196,456)	(34,184)
LOSS BEFORE EXTRAORDINARY ITEMS	(3,806,876)	(2,988,373)
EXTRAORDINARY ITEMS
Gain on debt forgiveness	0	489,905
LOSS BEFORE INCOME TAX	(3,806,876)	(2,498,468)
INCOME TAX BENEFIT	0	0
NET LOSS	(3,806,876)	$(2,498,468)

Net loss per common share	$(0.08)	$(0.13)

Weighted average number of shares outstanding	45,008,651	18,616,434

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT YEARS ENDED DECEMBER 31, 2002 (UNAUDITED), 2001 AND 2000

Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Consulting	Total
Balance at 12/31/1999	12,786,116	$1,279	$28,918,638	$(12,616,830)	$(860)	$(1861918)	$14,440,309
Issuance of common stock for future services	425,227	42	958,138	0	0	(958,180)	0
Issuance of common stock for cash	400,000	40	79,960	0	(10,000)	0	70,000
Issuance of subscription agreement	0	0	0	0	(25,000)	0	(25,000)
Issuance of stock per employment agreement	19,642	2	115,080	0	0	0	115,082
Expenses paid by issuance of common stock	290,000	29	214,871	0	0	0	214,900
Conversion of debt to equity	0	0	0	0	969,374	0	969,374
Amortization of deferred consulting	0	0	0	0	0	1,422,456	1,422,456
Net loss	0	0	0	(21,885,330)	0	0	(21,885,330)
Balance at 12/31/2000	13,920,985	1,392	30,286,687	(34,502,160)	933,514	(1,397,642)	(4,678,209)
Plus: shares subject to rescission	2,767,826	277	3,897,275	0	0	(574,000)	3,323,552
Balance at 12/31/2000	16,688,811	1,669	34,183,962	(34,502,160)	933,514	(1,971,642)	(1,354,657)
Issuance of common stock for future services	2,005,000	201	365,049	0	0	(365,250)	0
Professional fees paid by issuance of common stock	1,534,500	154	526,956	0	0	0	527,110
Compensation paid/payable by issuance of common stock	819,361	82	180,865	0	96,000	0	276,947
Issuance of common stock for cash	2,500,000	250	340,000	0	0	0	340,250
Stock issuance costs	0	0	(19,200)	0	0	0	(19,200)
Exercise of warrants	100,000	10	14,900	0	(15,000)	0	0
Stock issued for debt conversion	774,162	77	943,437	0	(943,514)	0	0
Issuance of subscription agreement	1,545,000	154	291,846	0	(292,000)	0	0
Subscription agreement for stock bonus	0	0	0	0	27,000	0	27,000
Proceeds on subscription receivable	0	0	0	0	359,750	0	359,750
Issuance of common stock for settlement	20,000	2	7,398	0	0	0	7,400
Amortization of deferred consulting	0	0	0	0	0	1,173,743	1,173,743
Net loss	0	0	0	(2,498,468)	0	0	(2,498,468)
Balance at 12/31/2001	25,986,834	2,599	36,835,303	(37,000,628)	165,750	(1,163,149)	(1,160,125)

Less: shares subject to rescission	(2,138,726)	(214)	(1,192,486)	(1,192,700)
Balance at 12/31/2001	23,848,108	2,385	35,642,817	(37,000,628)	165,750	(1,163,149)	(2,352,825)
Issuance of common stock for cash	11,805,968	1,109	663,691	664,800
Issuance of common stock for legal fees	5,975,000	598	425,402	426,000
Issuance of common stock for consulting fees	7,349,500	735	573,550	574,285
Issuance of common stock for debt conversion	6,000,000	600	599,400	600,000
Issuance of common stock for compensation	6,436,000	644	593,876	594,520
Issuance of common stock for exercise of warrants	3,500,000	350	210,650	211,000
Issuance of common stock for services	2,000,000	200	142,800	143,000
Issuance of common stock for acquisitions	2,200,000	220	113,780	114,000
Issuance of common stock for subscriptions receivable	347,036	34	184,670	(165,750)	18,954
Amortization of deferred consulting	793,149	793,149
Shares no longer subject to rescission	2,138,726	214	1,192,486	1,192,700
Net loss	(3,806,876)	(3,806,876)
Balance at 12/31/02	70,880,338	7,089	40,343,122	(40,807,504)	(370,000)	(827,293)

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002 AND 2001

2002 (unaudited)	2001 (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,806,876)	$(2,498,468)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,336	70,105
Consulting fees paid with stock	2,129,635	1,623,903
Litigation settlement	0	7,400
Impairment loss and write down of assets	94,772	128,644
Legal fees paid with stock	426,000	66,000
Compensation expense paid with stock	594,520	303,947
Gain on debt forgiveness	0	(489,905)
Changes in operating assets and liabilities
Accounts receivable	(20,224)	0
Inventory	132,031	1,398
Accounts payable	56,150	(41,481)
Accrued payroll	(265,978)	107,716
Other current liabilities	0	13,172
Net cash used in operating activities	(652,634)	(707,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	73,359	(12,681)
Net cash provided by (used in) investing activities	(73,359)	(12,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Disbursements in excess of cash balances	(15,539)	15,539
Payments on subscriptions receivable	(186,950)	359,750
Payments on notes payable - stockholder	17,521	11,883
Issuance of common stock for cash	664,800	340,000
Warrants exercised	211,000	0
Fee for stock issuance	0	(8,000)
Net cash provided by financing activities	690,832	719,172
Net increase (decrease) in cash and cash equivalents	111,558	(1,078)
Cash and cash equivalents, beginning of period	10	1,088
Cash and cash equivalents, end of period	111,568	10

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

USURF America, Inc. (the “Company”), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides telecommunications services to customers in Colorado and Arizona.

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
Inventory

Inventories are stated at the lower of cost or market, and represents modems purchased from suppliers. During 2003 and 2001, the Company determined that certain items of its inventory had become impaired and recorded a write-down of its inventory in the approximate amount of $134,746 and $98,000, respectively.

Property and Equipment
Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives (5 years) of the assets.
Revenue Recognition
The Company charges its customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold.
Costs of Access Revenues
During 2002 and 2001, costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure.
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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (generally 3 years). Goodwill and other intangible assets were reviewed for impairment to ensure they were appropriately valued.

Investments

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

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of stockholders' equity and are amortized over the respective lives of the agreements.

2. PROPERTY AND EQUIPMENT
Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2002 and 2001:
	2002	2001
Furniture, fixtures and equipment	$73,359	$203,141
Accumulated depreciation	(7,336)	(125,036)
Property and equipment, net	$66,023	$78,105

3. INTANGIBLES
Classification of intangibles and accumulated amortization at December 31st were as follows:
	2002	2001
Website	$0	$25,000
Intangible assets Accumulated amortization	194,000 0	0 (8,333)
Property and equipment, net	$194,000	$16,667

During 2002, the Company’s website was completely changed and, as a result, the capitalized costs associated with the old website have been written off. The balance of intangible assets at December 31, 2002, is represented by contracts for services as a result of certain acquisitions.

4. PROPERTY AND EQUIPMENT

Property and equipment includes wireless cable station equipment and Internet equipment. Certain equipment was determined to be impaired at December 31, 2002, and its cost of approximately $203,000 was written off. In addition, the Company owns licenses in the wireless cable markets, which operate on the same frequencies and are able to be used in the wireless Internet market.

5. LICENSES AND RIGHTS TO LEASES OF LICENSES
The Company owns licenses or rights to leases of licenses in the following wireless cable and community television markets:
Wireless Cable Market	Expiration Date
Poplar Bluff, Missouri	October 16, 2006
Lebanon, Missouri	October 16, 2006
Port Angeles, Washington	December 21, 2003
Astoria, Oregon	December 21, 2003
Sand Point, Idaho	August 09, 2006
The Dalles, Oregon	August 09, 2006
Fallon, Nevada	August 09, 2006
Application for renewal of licenses must be filed within a certain period prior to expiration.

6. NOTE PAYABLE TO STOCKHOLDER
	2002	2001
Note payable to stockholder, interest accrues at 8%, due on demand and unsecured	$1,000	$18,521

7. INCOME TAXES
The significant components of deferred tax assets and liabilities were as follows at December 31st:
2002	2001
Deferred tax assets
Net operating loss carryforwards	$5,883,404	$4,589,067
Less - valuation allowance	(5,883,404)	(4,589,067)
$-0-	$-0-
The net change in the valuation allowance for the periods ended December 31, 2002 and 2001 was $1,294,338 and $849,479, respectively.
The Company has a net operating loss carry forward available to offset future income for income tax reporting purposes, which will begin to expire in 2012.

8. SOURCES OF SUPPLIES

The Company relies, in part, on local telephone companies and other companies to provide certain telecommunications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

9.STOCK COMPENSATION

In 2001, 700,000 shares were issued to an officer as a bonus for his services as an officer. Compensation expense of approximately $133,000 was recorded based on the fair value of the common stock on the date of issue.

Also, in 2001, 200,000 shares were awarded to an officer as a bonus for his services as an officer. Compensation expense of approximately $18,000 was recorded based on the fair value of the common stock on the date of issue. These shares were authorized in 2001 and were issued in 2002.

In 2002, the Company issued a total of 6,436,000 shares in payment of salaries in the total amount of $594,520, the fair value of the common stock on the respective dates of issue.

10. WARRANTS
Warrants outstanding at December 31, 2002, consist of the following:
Number of Warrants	Exercise Price	Expiration Date
56,667	$1.25	May 2003
56,667	$1.50	May 2003
12,143	$1.25	May 2004
60,000	$3.50	December 2004
380,000	$.20	December 2003
840,000	$.15	February 2004
100,000	$.15	February 2004
500,000	$.25	March 2004
200,000	$.25	March 2004
268,750	$.25	May 2006
268,750	$.35	May 2006
268,750	$.45	May 2006
223,000	$.20	June 2004
577,500	$.20	December 2004
577,500	$.30	December 2004
160,000	$.10	February 2005
266,000	$.20	February 2005
93,000	$.30	February 2005
200,000	$.049	March 2005
400,000	$.049	April 2005
400,000	$.10	March 2005
400,000	$.20	March 2005
1,562,500	$.15	April 2005
1,562,500	$.30	April 2005
1,562,500	$.15	June 2005
1,562,500	$.30	June 2005
Total	12,558,997

11. SIGNIFICANT EQUITY PURCHASE

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

12. STOCK ISSUANCES IN PAYMENT OF ACCRUED SALARY

In 2002, the Company issued a total of 4,404,000 shares of common stock in payment of a total of $291,450 in accrued salary of certain of its officers and former officers, which shares were valued at $.07 per share, the closing price of the Common Stock, as reported by AMEX, on the date of issuance.

13. 2002 STOCK OWNERSHIP PLAN

In March 2002, the Board adopted a stock ownership plan for officers, directors and consultants of the Company known as the 2002 Stock Ownership Plan, as amended and restated in December 2002 (the “2002 Plan”).

The 2002 Plan was established by the Board as a means to promote the success and enhance the value of the Company by linking the personal interests of participants to those of the Company’s shareholders, and by providing participants with an incentive for outstanding performance. The 2002 Plan is further intended to aid the Company in attracting and retaining the services of persons upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent. Persons who are either officers, directors or consultants of the Company are eligible to participate in the 2002 Plan. The Board may, at any time and from time to time, grant shares of the Common Stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the Common Stock. 11,000,000 shares of Common Stock were reserved for issuance under the 2002 Plan and a Registration Statement on Form S-8 (SEC File No. 333-102167) relating to the 2002 Plan, as amended, has been filed with the SEC. Under the 2002 Plan, at December 31, 2002, a total of 3,150,000 shares had been issued and options to acquire a total of 5,850,000 shares had not yet vested, which options will not vest unless and until the Company’s shareholders (a) ratify the adoption of the 2002 Plan and (b) approve an amendment to the Company’s Articles of Incorporation that would increase the number of shares of authorized capital stock.

14. CONTINGENCIES
Involuntary Bankruptcy

On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:CyberHighway, Inc.. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. However, some of CyberHighway’s creditors objected to the joint motion to dismiss and the motion failed.

At December 31, 2002, of the accounts payable reflected on the Company’s balance sheet, approximately $1,015,000 of such amount reflects accounts receivable of CyberHighway. This amount of accounts payable will no longer be included in the Company’s accounts payable, upon the final discharge of CyberHighway’s debts.

American Stock Exchange Listing

Currently, the Company is not in compliance with the continued listing guidelines of AMEX. During the second quarter of 2001, AMEX first inquired with respect to our plan for achieving compliance with its continued listing guidelines. Our response to AMEX included an explanation of our anticipated future funding under the Fusion Capital agreement and the positive effects this funding would likely have on our business and financial condition, particularly in increasing our total assets and stockholders’ equity. In July 2002, we were notified by AMEX that we have fallen below the continued listing standards of AMEX. We have 18 months in which to regain compliance with AMEX’s continued listing standards. We have fallen below certain of AMEX’s continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders’ equity below $2 million; and (2) sustained losses so substantial in relation to the company’s overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed our plan for regaining compliance, we were granted an extension of time (18 months) to regain compliance with the continued listing standards. We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from AMEX. Should our common stock be delisted from AMEX, it is very likely that the market price for our stock could drop dramatically. We cannot assure you that we will be able to maintain our listing on AMEX.

15. DEBT FORGIVENESS

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

16. SEGMENT DISCLOSURE

The Company adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” during the fourth quarter of 2000. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers or decision making groups, in deciding how to allocate resources and in assessing performance. Through December 31, 2002, the Company’s operations contained no individual segments that are required to be reported pursuant to SFAS 131.

17. FINANCING TRANSACTION

In May 2001, the Company signed an amended and restated common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock for up to $10,000,000. This agreement terminated in March 2003, upon the purchase of the last available shares under the agreement. During its term, the purchase price of the shares under the purchase agreement varied, based on market prices of the Company's common stock. The registration statement filed with respect to this financing transaction became effective on June 29, 2001. The commencement date of the purchase agreement was July 10, 2001. The Company received a total of $577,993 in proceeds under the purchase agreement during 2001, 2002 and 2003, in consideration of 6,000,000 shares.

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
At December 31, 2002, none of these shares remained under the redeemable stock caption on the accompanying balance sheet.

The diminishing number of shares subject to potential rescission claims was caused either by the expiration of the respective statute of limitations periods or by the transfer of the subject shares by the original issuees.

19. NOTE PAYABLE

In connection with an acquisition made by the Company, the Company’s balance sheet reflects a note payable obligation of the acquired subsidiary. At December 31, 2002, the balance of this note was $87,604, due in full in August 2003, with interest accruing at 8% per annum.

20. SUBSEQUENT EVENTS

In March 2003, the Company signed a common stock purchase agreement with an unrelated company to sell up to $10,000,000 of Company common stock. The purchase price per share under this purchase agreement varies, based on market prices of the Company's common stock. The purchase agreement calls for the Company to meet certain requirements and maintain certain criteria with respect to its common stock in order to avoid an event of default. Upon the occurrence of the event of default the buyer is no longer obligated to purchase any additional shares of common stock. A registration statement is expected to be filed in the near future with respect to this financing transaction. There is no assurance that the Company will benefit from such agreement.