Form 10KSB/A
period 2002-12-31
USURF AMERICA INC
filed 2003-05-09
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $0.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of May 2, 2003, was approximately $3,303,120.
The number of shares outstanding of the issuer's common equity as of May 2, 2003, was 77,797,203 shares of common stock, par value $.0001.

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

In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions:
-

USURF Development, Inc. - this subsidiary secures right of entry (ROE) agreements for the provision of voice, video and/or data services with owners of multiple dwelling unit (MDU) properties, as well as to “greenfield” developers, that is, developers of undeveloped land.

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

Telephone (Voice) Services

At December 31, 2002, we did not provide telephone service to any customers. However, in February 2003, we acquired the customer base of an Arizona-based competitive local exchange carrier (CLEC) and currently provide local, long-distance and dial-up Internet access service to approximately 1,700 customers. We provide local telephone service to nearly all of these customers and long-distance and dial-up Internet services to a small number of these customers. We are in the process of obtaining a CLEC license in Arizona. We are aware of no impediment to our becoming a licensed CLEC in Arizona. Until we obtain this license, we have contracted with an Arizona-licensed CLEC, DMJ Communications, Inc., to provide services to our customers on an agency basis. Currently, we derive approximately $75,000 in monthly revenues from our Arizona operations.

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

Current Markets

We are currently developing a wireless Internet network that is to service Central Denver. Our progress has been slowed, due to our need to move our primary server cell to a location with a greater bandwidth connection to the Internet. We currently provide high-speed, broadband wireless Internet access to a few customers in Denver. However, in the near future, we will begin to market this service aggressively to Central Denver businesses, including office building owners or property managers who may be interested in providing our wireless Internet access service to their tenants on a building-wide basis.

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

Our acquisition strategy is to pursue properties that we can acquire for costs comparable to or below those of a standard build-out. These generally tend to be ROE agreements held by small private telecommunications providers.

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

Second Fusion Capital Financing Transaction

In March 2003, we entered into another similar common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Sales under this agreement will not commence until such time as we have completed a registration proceeding with respect thereto. We intend to file a registration statement relating to this transaction in the very near future.

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

We had an accumulated deficit of $40,207,489 as of December 31, 2002, and we expect to continue to incur losses for the foreseeable future.
We have had substantial losses since our inception and our operating losses may continue in the future.

We have incurred annual operating losses since our inception. As a result, at December 31, 2002, we had an accumulated deficit of $40,207,489. Our gross revenues for the years ended December 31, 2002 and 2001, were $0 and $7,446, respectively, with losses from operations of $3,969,548 and $2,954,189, respectively. Our net losses for the years ended December 31, 2002 and 2001, were $4,160,422 and $2,988,373, respectively. We cannot assure you that we will experience revenue growth, or that we will be profitable in the future.

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

The market price of our common stock has fluctuated significantly in the past and we expect this volatility to continue in the future. Since January 2000, trading prices for our common stock have ranged from $.04 per share to $11.00 per share. The closing price of our common stock on May 2, 2003, was $.06. It is possible that the market price of our common stock could fall below the price you paid for your shares of our common stock.

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

In July 2002, we were notified by AMEX that we have fallen below the continued listing standards of AMEX. We have 18 months in which to regain compliance with AMEX's continued listing standards. We have fallen below certain of AMEX's continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders' equity below $2 million; and (2) sustained losses so substantial in relation to the company's overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed our plan for regaining compliance, we were granted an extension of time (18 months) to regain compliance with the continued listing standards. We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from AMEX. Should our common stock be delisted from AMEX, it is very likely that the market price for our stock could drop dramatically. We cannot assure you that we will be able to maintain our listing on AMEX. In addition, should our stock be delisted from AMEX, we would be in default under the Fusion Capital agreement and unable to obtain funding thereunder. In this circumstance, it is likely that we would not have access to capital necessary to sustain our operations.

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

In Colorado Springs, Colorado, we lease our executive office space for a monthly rental of $4,500 and we lease a small office in Englewood, Colorado, in conjunction with our Denver-area operations for a small monthly rental.

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

In January 2000, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. At the recent hearing, we alleged that Mr. Wiebelt violated certain terms of his employment agreement and sought damages resulting from those violations, while Mr. Wiebelt claimed wrongful termination under his employment agreement. The arbitrator has awarded Mr. Wiebelt $75,000, plus legal expenses of approximately $25,000. We are attempting to negotiate payment terms. This case is styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01.

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
Background

During 2001 and the first quarter of 2002, we focused all of our efforts and capital on the exploitation of our wireless Internet access products. Beginning in April 2002, with the arrival of our new president, we began to expand our business. By the beginning of 2003, we had become a provider of broad range of telecommunications services.

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

In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions. In the future, our reports on operations can be expected to contain business segment information. However, for 2002 and 2001, no discussion of business segment operations appears.

Since the end of 2002, we have acquired a competitive local exchange carrier (CLEC) licensed in the State of Arizona and currently provide local telephone, long-distance and dial-up Internet access to approximately 1,700 customers there. Our monthly revenues associated with these customers is approximately $75,000. Also, we acquired assets from a telecommunications company that have enabled us to begin to operate as a seller of telecommunications-related hardware and software. We offer a broad array of products and the start to this part of our business has shown some success. In March 2003, we booked approximately $45,000 in equipment sales. We have begun to build our wireless Internet network in Denver. Also, we have begun to build our wireless Internet network in Colorado Springs. We have become the preferred telecommunications services provider in four Denver-area MDU properties, providing voice, video and data services to these properties. In the aggregate, we now provide cable television services to approximately 160 customers in Denver.

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
Second Fusion Capital Financing Transaction

In March 2003, we entered into another similar common stock purchase agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase up to $10 million of our common stock. The selling price of the shares will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Sales under this agreement will not commence until such time as we have completed a registration proceeding with respect thereto. We expect to file a registration statement relating to this transaction in the very near future.

CyberHighway Bankruptcy

In September 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. We expect a final order of discharge to be issued in the future. We cannot predict when this final order will be issued.

Critical Accounting Policies

There have been no material changes to our critical accounting policies during fiscal 2002, except for the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable; inventory valuation; amortization and recoverability of long-lived assets, including goodwill; litigation accruals; and revenue recognition. Management bases its estimates and judgments on our historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Revenue Recognition

We charge our customers monthly service fees and recognize the revenue in the month the services are provided or equipment is sold. Allowances for estimated returns and discounts are recognized when sales are recorded and are based on our experience. Significant management judgments and estimates must be made and used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of revenues for any period if management makes different judgments or utilizes different estimates.

Asset Impairment - Goodwill

In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Litigation and Tax Assessments

We have been involved in lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters.

Additionally, in the future, we may become engaged in various tax audits by federal and state governmental authorities incidental to our business activities. We anticipate that we will record reserves for any estimated probable losses for any such proceeding.

Inventories

Our inventories are valued at the lower of cost or market value. We also identify obsolete items of inventory that are not forecasted to be used in our future operations and record an allowance for those items. To date, we have performed full physical inventory counts on an annual basis. In the future, as we expand our operations, it is possible that we may instead rely on cycle counts at warehouses and distribution centers to measure inventory.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide a general allowance for customer accounts based on historical collection and write-off experience from our operations and the telecommunications industry, and a specific allowance for any individually significant customers who are known to be experiencing financial difficulties. Judgment is critical because some customers may experience financial difficulties. If the financial condition of any such customer were to worsen, additional allowances might be required.

Results of Operations
General

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

In the third quarter of 2001, we began wireless Internet operations in Del Rio, Texas, and that system grew to have 50 customers online in a short period of time. Our growth there, during 2002, was inhibited significantly due to our lack of capital. Then, during the fourth quarter of 2002, our management determined to cease operations in Del Rio, due to Del Rio’s geographic separation from our home area of Eastern Colorado.

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

Year Ended December 31, 2002, versus Year Ended December 31, 2001.

Our small revenues were derived from our wireless Internet access business. Our 2002 revenues of approximately $19,000 derived from these operations were included under the “other expense” line item in our statement of operations, due to our inability to document the revenues and their associated costs, in accordance with SAB 101, such that they do not appear under the “revenues” line item. Without additional capital, it is likely that our revenues will not permit us to earn a profit.

Our operating results for 2002 and 2001 are summarized in the following table:
	2002	2001
Revenues	$0	$7,446
Internet Access Costs, Cost of Goods Sold	0	(109,525)
Gross Profit (Loss)	(132,031)	(102,079)
Operating Expenses Other (Expense)	3,837,517 (190,874)	2,852,110 (34,184)
Loss from Operations	(3,969,548)	(2,954,189)
Net Loss	(4,160,422)	(2,988,373)
Our net loss of $4,160,422 for 2002 was higher than our net loss for 2001 of $2,988,373. Certain line items in our statements of operations changed materially from 2001 to 2002.
-

Professional fees increased from $1,803,751 in 2001 to $2,794,020 in 2002. This increase is a result of our increased use of professional services during 2002. We paid substantially all of our consultants with shares of our common stock, due to our lack of cash. Should we continue to lack cash reserves, it is likely that, during the remainder of 2003, we would issue shares of our common stock in payment of certain professional fees.

-

Salaries and commissions increased from $856,124 in 2001 to $899,967 in 2002. This increase in salaries and commissions is attributable primarily to issuances of shares of our common stock to our officers under their employment agreements in connection with the change-in-control transaction. These payments with shares of common stock are summarized below.

As a result of a change-in-control transaction, we incurred a one-time charge against our earnings during 2002 in the amount of $567,180 (net of unpaid loans to certain of our officers), due to the following stock issuances:

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

Liquidity and Capital Resources
General.

Since our inception, we have had a significant working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash, through the result of recent securities sales, to continue our current level of business activities, until we begin to obtain funds under the second Fusion Capital common stock purchase agreement. As the level of funding under the first Fusion Capital agreement was lower than we had anticipated, during 2002, we obtained additional funds through sales of our securities to other parties in the approximate amount of $875,000.

The majority of these funds were used for operating expenses.

We will need further capital, as we continue to expand our business. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to cease operations.

In July 2002, we became aware of an existing default judgment against us, dated June 7, 2001, in the approximate amount of $22,000. The lawsuit went unchallenged as a result of administrative error. In August 2002, an arbitrator ruled against us in an arbitration proceeding against our former chief financial officer, in the amount of $100,000. We are currently negotiating terms with respect to each of these liabilities.

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
Fusion Capital Agreements

Beginning in July 2001, we began to receive the first funds under our first agreement with Fusion Capital. Through December 31, 2002, we had received only $445,000 in payment of a total of 4,200,000 shares under that agreement. This agreement ended in March 2003, with Fusion Capital having purchased all 6,000,000 shares available for sale under the agreement for a total of $585,000 in cash.

In March 2003, we entered into a second common stock purchase agreement with Fusion Capital, which agreement is substantially similar to the first agreement. Under the second agreement, Fusion Capital is to purchase up to $10 million of our common stock, based on future stock prices. We will not begin to sell shares to Fusion Capital under this agreement, until such time as we have completed a registration proceeding relating thereto with the SEC. No prediction as to the timing of this circumstance can be made. We expect to file a registration statement relating to this transaction in the very near future.

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

December 31, 2002

Historically, we have had a significant working capital deficit. At December 31, 2002, our working capital deficit was $100,301 which is lower than our $301,335 deficit at December 31, 2001. Without additional capital, our working capital deficit can be expected to become larger each quarter.

The following table sets forth our current assets and current liabilities at December 31, 2002, and 2001:
		December 31, 2002	December 31, 2001
Current Assets	Cash	$111,568	$10
	Accounts Receivable Inventory	224 2,715	0 134,756
Current Liabilities	Disbursements in Excess of Cash Balances	$0	$15,539
	Accounts Payable Note Payable	131,146 87,604	136,054 0
	Accrued Payroll	0	265,978
	Notes Payable to Stockholder	1,000	18,521

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
Cash Flows from Operating Activities.

During 2002, our operations used $646,837 in cash compared to cash used of $707,569 during 2001. In both years, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salaries and commissions in 2001 and greater business development activities in 2002.

Cash Flows from Investing Activities.

Our investing activities used $73,359 in cash in 2002 and used $12,681 in cash during 2001. Capital expenditures comprised the use of cash in both periods. Because we lack working capital, we cannot predict our cash flows from investing activities for all of 2003.

Cash Flows from Financing Activities.

For 2002, our financing activities provided $831,754 in cash. Our payments on notes payable to stockholder of $17,521 and payments received on subscriptions receivable of $58,154 was offset by $635,200 in cash from sales of our common stock and $137,400 in cash obtained by the exercise of certain warrants. For 2001, our financing activities provided $719,172 in cash. Of this amount, $340,000 is attributable to private sales of securities and $359,750 in subscriptions receivable. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

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

Since we only plan to sell up to 20,000,000 shares to Fusion Capital under the second Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $.50 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.06 per share, the closing sale price of the common stock on May 2, 2003, and the purchase by Fusion Capital of the full amount of shares purchasable under the second Fusion Capital agreement, total proceeds to us would only be approximately $1,200,000, unless we choose to issue more than 20,000,000 shares, which we have the right to do.

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

On January 16, 2003, we dismissed Postlethwaite & Netterville as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On January 17, 2003, we engaged Hein + Associates LLP as our new independent auditor, to audit our financial statements for the year ended December 31, 2002. The lone member of the audit committee of our board of directors recommended this change in auditors and the full board approved the change.

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

In March 2003, our board approved the amendment and restatement of the audit committee charter. The board has determined that the audit committee meets the current requirements of AMEX and applicable rules and regulations of the SEC. Due to resignations by two of our independent directors and our inability to attract qualified replacements, the audit committee was comprised of only one member, Mr. Loflin, during nearly all of 2002. Mr. Loflin, in his position as a member of the audit committee, approved the dismissal of our former independent auditors, Postlethwaite & Netterville, and the engagement of Hein + Associates LLP as our auditors of our financial statements for the year ended December 31, 2002.

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

As of May 2, 2002, there were 77,797,203 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the current beneficial ownership of our common stock, by (1) persons known to be beneficial owners of more than 5% of our common stock, (2) each our officers and directors and (3) our officers and directors, as a group. Unless otherwise noted, the address of the listed persons is 6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919.

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
Evergreen Transaction

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

Stock Issuances Pursuant to Evergreen Transaction
Pursuant to the Evergreen agreement, on April 15, 2002, the following occurred:
-

We hired Douglas O. McKinnon as our new president and chief executive officer; Mr. McKinnon also became a director. In consideration of Mr. McKinnon’s executing his employment agreement, we issued him 3,000,000 shares of our common stock. These shares were valued at $210,000.

-

Our former president, David M. Lofin, became chairman of the board, reduced the term of his remaining term of employment from approximately four years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made to us by him. In consideration of Mr. Loflin’s executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $140,000.

-

Our former vice president and secretary, Waddell D. Loflin, reduced the term of his remaining term of employment from approximately four years to six months and waived the payment of all accrued and unpaid salary. In consideration of Mr. Loflin’s executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $140,000.

-

Our former vice president of corporate development, James Kaufman, reduced the term of his remaining term of employment from one year to six months and waived the payment of all accrued and unpaid salary. In consideration of Mr. Kaufman’s executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $140,000.

As a result of these common stock issuances, we incurred a charge against our earning of approximately $300,000 in 2002.
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
(a)(1) Financial Statements
Index to Financial Statements of USURF America
Independent Auditor’s Report
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350 of President and CEO
99.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer and Principal Accounting Officer
(b) Reports on Form 8-K
During the three months ended December 31, 2002, we did not file a Current Report on Form 8-K.
Subsequent to December 31, 2002, we have filed three Current Reports on Form 8-K:
-	Date of event: January 16, 2003, wherein we reported a change in independent auditors;
-	Date of event: March 10, 2003, wherein we reported our entering into a financing transaction with a third party; and
-	Date of event: March 31, 2003, wherein we reported (1) a change in the location of our executive offices and (2) the resignation of one of our directors.

Item 14.	Controls and Procedures

As of March 31, 2003, an evaluation was performed by our Chief Financial Officer, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
USURF AMERICA, INC.
By:	/s/ DOUGLAS O. MCKINNON
Douglas O. McKinnon President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS O. MCKINNON		May 8, 2003
Douglas O. McKinnon	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ DAVID M. LOFLIN		May 8, 2003
David M. Loflin	Chairman of the Board

/s/ ROSS S. BRAVATA		May 8, 2003
Ross S. Bravata	Director

/s/ RICHARD E. WILSON		May 8, 2003
Richard E. Wilson	Director

/s/ CHRISTOPHER K. BRENNER		May 8, 2003
Christopher K. Brenner	Vice President of Finance and Administration, Chief Financial Officer (Principal Financial Officer) and Secretary
/s/ KENNETH J. UPCRAFT		May 8, 2003
Kenneth J. Upcraft	Executive Vice President

CERTIFICATION OF PERIODIC REPORT
I, Douglas O. McKinnon, certify that:
1.	I have reviewed this annual report on Form 10-KSB/A of USURF America, Inc.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003.

/s/ DOUGLAS O. MCKINNON
Douglas O. McKinnon President and CEO

I, Christopher K. Brenner, certify that:
1.	I have reviewed this annual report on Form 10-KSB/A of USURF America, Inc.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003.

/s/ CHRISTOPHER K. BRENNER
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

USURF AMERICA, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS DECEMBER 31, 2002

INDEX TO FINANCIAL STATEMENTS OF USURF AMERICA, INC.
Page
Independent Auditor’s Report	F-2
Independent Auditors’ Report	F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001	F-6
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2002 and 2001	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-11
Notes to Consolidated Financial Statements	F-13

INDEPENDENT AUDITOR'S REPORT

Board of Directors USURF America, Inc. Colorado Springs, CO

We have audited the accompanying consolidated balance sheet of USURF America, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming USURF America, Inc. will continue as a going concern. As more fully described in Note 2, the Company has recurring losses, and negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern (management's plans in regard to those matters are also described in Note 2). The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP Denver, Colorado
April 21, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders USURF America, Inc. and Subsidiaries Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheet of USURF America, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the consolidated financial statements of the Company do not include CyberHighway, Inc., a wholly-owned subsidiary, as a result of the subsidiary's Chapter 7 bankruptcy. Due to the bankruptcy, the Company does not have control of the entity and, therefore, has not been consolidated.

As discussed more fully in Note 11, the Company is not in compliance with continued listing guidelines of AMEX. The ultimate outcome of this uncertainty is not determinable at this time, but could have a significant impact on the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has significant operating losses. In addition, the Company has excess current liabilities over current assets of approximately $100,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ POSTLETHWAITE & NETTERVILLE
Postlethwaite & Netterville Baton Rouge, Louisiana
April 12, 2002, except as to third paragraph above and Note 11a, which are as of May 7, 2003

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
ASSETS
2002	2001
CURRENT ASSETS
Cash and cash equivalents	$111,568	$10
Accounts receivable	224	0
Inventory	2,715	134,746
Other current assets	4,942	0
Total Current Assets	119,449	134,756
PROPERTY AND EQUIPMENT
Cost	73,359	203,141
Less: accumulated depreciation	(7,336)	(125,036)
Total Property and Equipment	66,023	78,105
INTANGIBLES	201,604	16,667
OTHER ASSETS	20,000	0
TOTAL ASSETS	$407,076	$229,528

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
2002	2001
CURRENT LIABILITIES
Disbursements in excess of cash balances	0	$15,539
Accounts payable	131,146	136,054
Note Payable	87,604	0
Accrued payroll	0	265,978
Notes payable to stockholder	1,000	18,521
Total Current Liabilities	219,750	436,092
Commitments and Contingencies (Notes 5, 11,13 & 14)
REDEEMABLE COMMON STOCK
Common stock subject to rescission, -0- shares outstanding at December 31, 2002, and 2,138,726 shares outstanding at December 31, 2001, $.0001 par value per share	0	1,192,700
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 71,445,338 in 2002 and 23,848,108 in 2001	7,145	2,385
Additional paid-in capital	40,778,870	35,642,817
Accumulated deficit	(40,207,489)	(36,047,067)
Subscriptions receivable	(21,200)	165,750
Deferred consulting	(370,000)	(1,163,149)
Total Stockholders’ Equity (Deficit)	187,326	(1,399,264)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$407,076	$229,528

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2002 AND 2001
2002	2001
Revenues	$0	$7,446
Internet access costs, cost of goods sold	(0)	(11,999)
Inventory write-down	(132,031)	(97,526)
Gross profit	(132,031)	(102,079)
OPERATING EXPENSES
Depreciation and amortization	7,336	70,105
Professional fees	2,794,020	1,803,751
Rent	20,051	28,528
Salaries and commission	899,967	856,124
Other general and administrative	116,143	93,602
Total Operating Expenses	3,837,517	2,852,110
LOSS FROM OPERATIONS	(3,969,548)	(2,954,189)
OTHER INCOME (EXPENSE)
Other income	5,593	0
Litigation settlement	(101,695)	0
Impairment loss	(94,772)	(31,118)
Interest expense	0	(3,066)
Total Other Expense	(190,874)	(34,184)
LOSS BEFORE INCOME TAX	(4,160,422)	(2,988,373)
INCOME TAX BENEFIT	0	0
NET LOSS	(4,160,422)	$(2,988,373)

Net loss per common share	$(0.09)	$(0.16)

Weighted average number of shares outstanding	45,008,651	18,616,434

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 2002 AND 2001
Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Consulting	Total
Balance at 1/1/2001	16,688,811	$1,669	$34,183,962	$(33,058,694)	$933,514	$(1,971,642)	$88,809
Issuance of common stock for future services	2,005,000	201	365,049	0	0	(365,250)	0
Professional fees paid by issuance of common stock	1,534,500	154	526,956	0	0	0	527,110
Compensation paid/payable by issuance of common stock	819,361	82	180,865	0	96,000	0	276,947
Issuance of common stock for cash	2,500,000	250	340,000	0	0	0	340,250
Stock issuance costs	0	0	(19,200)	0	0	0	(19,200)
Exercise of warrants	100,000	10	14,990	0	(15,000)	0	0
Stock issued for debt conversion	774,162	77	943,437	0	(943,514)	0	0
Issuance of subscription agreement	1,545,000	154	291,846	0	(292,000)	0	0
Subscription agreement for stock bonus	0	0	0	0	27,000	0	27,000
Proceeds on subscription receivable	0	0	0	0	359,750	0	359,750
Issuance of common stock for settlement	20,000	2	7,398	0	0	0	7,400
Amortization of deferred consulting	0	0	0	0	0	1,173,743	1,173,743
Net loss	0	0	0	(2,988,373)	0	0	(2,988,373)
Balance at 12/31/2001	25,986,834	2,599	36,835,303	(36,047,067)	165,750	(1,163,149)	(206,564)
Less: shares subject to rescission	(2,138,726)	(214)	(1,192,486)	0	0	0	(1,192,700)
Balance at 12/31/2001	23,848,108	2,385	35,642,817	(36,047,067)	165,750	(1,163,149)	(1,399,264)
Issuance of common stock for cash	10,685,968	1,069	644,131	0	(10,000)	0	635,200
Issuance of common stock for legal fees	5,975,000	597	425,402	0	0	(370,000)	55,999
Issuance of common stock for consulting fees	8,549,500	855	655,431	0	0	0	656,286
Issuance of common stock for debt conversion	6,000,000	600	599,400	0	0	0	600,000
Issuance of common stock for compensation	6,436,000	644	593,876	0	0	0	594,520
Issuance of common stock for exercise of warrants	2,700,000	270	148,330	0	(11,200)	0	137,400
Issuance of common stock for services	2,000,000	200	142,800	0	0	0	143,000
Issuance of common stock for acquisitions	2,200,000	220	113,780	0	0	0	114,000
Issuance of common stock for subscriptions receivable	912,036	91	223,813	0	(165,750)	0	58,154
Issuance of warrants to non-employees	0	0	396,604	0	0	0	396,604
Amortization of deferred consulting	0	0	0	0	0	1,163,149	1,163,149
Shares no longer subject to rescission	2,138,726	214	1,192,486	0	0	0	1,192,700
Net loss	0	0	0	(4,160,422)	(4,160,422)
Balance at 12/31/02	71,445,338	$7,145	$40,778,870	$(40,207,489)	$(21,200)	$(370,000)	$187,326

The accompanying notes are an integral part of these statements.

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002 AND 2001
2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,160,422)	$(2,988,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,336	70,105
Settlement of accruals and debt paid with stock	315,501	0
Consulting and other fees paid with stock	1,592,435	1,623,903
Litigation settlement	0	7,400
Impairment loss and write down of assets	94,772	31,118
Impairment loss and write down of inventory	132,031	97,526
Legal fees paid with stock	426,000	66,000
Warrants issued to non-employees	396,604	0
Compensation expense paid with stock	594,520	303,947
Changes in operating assets and liabilities
Accounts receivable	(224)	0
Other assets	(24,942)	0
Inventory	0	1,398
Accounts payable	(4,908)	(41,481)
Accrued payroll	0	107,716
Other current liabilities	(15,540)	13,172
Net cash (used in) operating activities	(646,837)	(707,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(73,359)	(12,681)
Net cash (used in) investing activities	(73,359)	(12,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on subscriptions receivable	58,154	359,750
Proceeds on notes payable - stockholder	1,000	11,883
Issuance of common stock for cash	635,200	340,000
Warrants exercised	137,400	0
Disbursements in excess of cash balances	0	15,539
Fee for stock issuance	0	(8,000)
Net cash provided by financing activities	831,754	719,172
Net increase (decrease) in cash and cash equivalents	111,558	(1,078)
Cash and cash equivalents, beginning of period	10	1,088
Cash and cash equivalents, end of period	$111,568	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Stock issued for purchase of intangible assets	$114,000	$0
Stock issued for forgiveness of debt	$600,000	$0

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and all wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. For the years ended December 31, 2002 and 2001, CyberHighway, Inc., a wholly-owned subsidiary, is not consolidated. As a result of the subsidiary’s Chapter 7 bankruptcy, the Company does not have control of the entity and, therefore, has not been consolidated (Note 11).

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
Inventory

Inventories are stated at the lower of cost or market, and represents modems purchased from suppliers. During 2002 and 2001, the Company determined that certain items of its inventory had become impaired and recorded a write-down of its inventory in the approximate amounts of $132,000 and $98,000, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using by the straight-line method over the estimated useful lives (5 years) of the assets. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Revenue Recognition
The Company charges its customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold.
Costs of Access Revenues
Costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure.
Comprehensive Income/Loss

SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income/loss was the same as net income (loss) in 2002 and 2001.

Income Taxes

The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date.

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

Loss Per Common Share

The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period. The effect of considering all potential dilutive securities (totaling 12,558,727 and 4,899,727 at December 31, 2002 and 2001, respectively) is not presented as the effects would be anti-dilutive.

Intangible Assets

Intangible assets are stated on the basis of cost and consist of contracts to provide telecommunications services to apartment complexes and other buildings. These assets are amortized on a straight-line basis, over the life of the contract, between 10 and 15 years. For the year ended December 31, 2002, amortization expense on the contracts was immaterial. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Other Assets

As of December 31, 2002, the Company had paid cash as earnest money for the acquisition of another entity. The purchase was completed subsequent to year end and these funds were applied to the final purchase price.

Stock Based Compensation
Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123.
Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of stockholders' equity and are amortized over the respective lives of the agreements.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisitions is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company has performed a detailed valuation analysis in connection with the adoption of these statements and has determined that there is no impairment to its carrying value for goodwill. The adoption of SFAS 142 had no effect on the Company’s net loss.

In June 2001, the FASB also approved for issuance SFAS 143, Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as cumulative effect of a change of accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operation or cash flows.

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and adoption is no expected to have a material effect on the Company’s financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Account Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal or exit. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (1) restate all periods presented (retroactive restatement method) or (2) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted new SFAS 148 disclosure requirements in these financial statements.

2. GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by approximately $100,000 at December 31, 2002. The appropriateness of using the going concern basis is dependent upon obtaining additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty about these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital by obtaining financing and, eventually, through public offerings. Management intends to use the proceeds from any borrowings to acquire and develop markets to implement its business plan and sell its telecommunications services and telecommunications-related equipment. The Company believes that these actions will enable it to carry out its business plan and ultimately to achieve profitable operations. (See Note 14).

3. PROPERTY AND EQUIPMENT
Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2002 and 2001:
2002	2001
Furniture, fixtures and equipment	$73,359	$203,141
Accumulated depreciation	(7,336)	(125,036)
Property and equipment, net	$66,023	$78,105
For the years ending December 31, 2002 and 2001, the Company recognized $7,336 and $70,105 of depreciation expense, respectively.

4. INTANGIBLES
Classification of intangibles and accumulated amortization at December 31 were as follows:
2002	2001
Website	$0	$25,000
Intangible assets	201,604	0
Accumulated amortization	0	(8,333)
Intangible assets	$201,604	$16,667

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

6. NOTE PAYABLE

In connection with an acquisition made by the Company, the Company’s balance sheet reflects a note payable obligation of the acquired subsidiary. At December 31, 2002, the balance of this note was $87,604, due in full in August 2003, with interest accruing at 8% per annum, without collateral.

7. NOTE PAYABLE TO STOCKHOLDER
	2002	2001
Note payable to stockholder, interest accrues at 8%, due on demand and unsecured, without collateral	$1,000	$18,521

8. INCOME TAXES
The significant components of deferred tax assets and liabilities were as follows at December 31st:
2002	2001
Deferred tax assets
Net operating loss carryforwards	$5,950,000	$4,589,000
Less - valuation allowance	(5,950,000)	(4,589,000)
$-0-	$-0-

The increase in the valuation allowance was approximately $1,361,000 and $850,000 for the years ended December 31, 2002 and 2001, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has net operating loss carryforwards of approximately $17,500,000 and $13,500,000 for 2002 and 2001, respectively. These losses are available to offset future income for income tax reporting purposes and will begin to expire in 2011.

During 2002, there was an equity purchase and change in management (Note 10). This resulting ownership change could limit the availability of the net loss carryforwards under federal tax law section 382. The Company does not anticipate any limitations of these losses, but a formal analysis has not been performed to date.

9. CONCENTRATIONS

The Company relies, in part, on local telephone companies and other companies to provide certain telecommunications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

10. STOCKHOLDERS’ (DEFICIT) EQUITY
2002 Stock Ownership Plan

In March 2002, the Board adopted a stock ownership plan for officers, directors and consultants of the Company known as the 2002 Stock Ownership Plan, as amended and restated in December 2002 (the “2002 Plan”).

The 2002 Plan was established by the Board as a means to promote the success and enhance the value of the Company by linking the personal interests of participants to those of the Company’s shareholders, and by providing participants with an incentive for outstanding performance. The 2002 Plan is further intended to aid the Company in attracting and retaining the services of persons upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent. Persons who are either officers, directors or consultants of the Company are eligible to participate in the 2002 Plan. The Board may, at any time and from time to time, grant shares of the Company’s common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of Company common stock and the granting of options to purchase shares of Company common stock. 11,000,000 shares of Company common stock were reserved for issuance under the 2002 Plan and a Registration Statement on Form S-8 (SEC File No. 333-102167) relating to the 2002 Plan, as amended, has been filed with the SEC. Under the 2002 Plan, at December 31, 2002, a total of 3,150,000 shares had been issued to consultants.

Stock Compensation

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
Stock for Settlement of Debt

In 2002, the Company issued a total of 4,404,000 shares of common stock in payment of a total of $291,450 in accrued salary of certain of its officers and former officers, in connection with the equity purchase and change in control. These shares were valued at $.07 per share, the closing price of the Common Stock, as reported by AMEX, on the date of issuance. In connection with the same transaction, the Company issued 1,596,000 shares of common stock as payment for all loans outstanding.

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

Other Transactions

During 2002, the Company issued 10,685,968 shares of common stock for cash of $644,131, based on the market price at the time of issuance. $10,000 of this amount is reflected as a subscription receivable at December 31, 2002.

The Company issued 16,524,500 shares of common stock to consultants and professionals for services to be performed during 2002. The stock price was determined to be market price on the date of issuance. As of December 31, 2002, $370,000 of services were not performed and are shown as a reduction to stockholders’ deficit.

In connection with the acquisition of two subsidiaries and their related intangibles and debt, the Company issued 2,200,000 shares of common stock, valued at $113,780 to the former owners of these entities.

As of December 31, 2001, the Company had received $165,750 of cash related to the sale of common stock for cash, but had not issued certificates to these stockholders. During 2002, these certificates were issued. Also during 2002, the Company issued stock for cash and, as of December 31, 2002, $21,200 remained outstanding and due from third parties.

Warrant Exercises

In 2002, the Company issued 2,700,000 shares to non-employees upon the exercise of warrants for a total consideration of $148,000 in cash. $11,200 of this amount is reflected as a subscription receivable at December 31, 2002.

The following table is a table of warrants issued during 2002 and 2001:
Warrants Outstanding, January 1, 2001	875,477
Warrants issued	4,124,250
Warrants exercised	(100,000)
Warrants expired	0
Warrants Outstanding, December 31, 2001	4,899,727
Warrants issued	10,569,000
Warrants exercised	(2,700,000)
Warrants expired	(210,000)
Warrants Outstanding, December 31, 2002	12,558,727

Warrants for 10,569,000 shares were granted in 2002. The weighted average remaining contractual life for all warrants as of December 31, 2002, was approximately 2.2 years. At December 31, 2002, all outstanding warrants were fully vested and exercisable.

If not previously exercised, warrants outstanding December 31, 2002, will expire as follows:
Range
Year	Low	High	Number of Warrants	Weighted Average Exercise Price
2003	$0.20	$1.50	493,334	$0.47
2004	$0.15	$3.50	3,090,143	$0.28
2005	$0.05	$0.30	8,169,000	$0.19
2006	$0.25	$0.45	806,250	$0.35
12,558,727

For the year ended December 31, 2002, the Company recognized $396,604 of compensation expense related to issuance of warrants to non-employees in accordance with SFAS No. 123. The Company repriced certain warrants, which resulted in a charge to earnings of $106,609. This amount is included in the compensation expense of $396,604 recognized in 2002.

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

11. CONTINGENCIES
A. Involuntary Bankruptcy

On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:CyberHighway, Inc.. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. However, some of CyberHighway’s creditors objected to the joint motion to dismiss and the motion failed.

At December 31, 2002 and 2001, approximately $953,561 of accounts payable of CyberHighway is not reflected on the balance sheet. As a result of the bankruptcy, this subsidiary is not consolidated with the Company. The effect of not consolidating CyberHighway on the Company’s December 31, 2001, financial statements had no effect on net income before extraordinary items, eliminated the extraordinary item and increased the net loss by $489,905. The effect on net loss per common share was an increase of $.03 per share of net loss.

B. Outstanding Judgments

In 2000, the Company began arbitration proceedings against a former vice president for violations of his employment agreement with the Company, and, in 2002, an award of $75,000, plus reimbursement of legal expenses of approximately $25,000 was awarded to the former officer. Also during 2002, the Company was informed of a default judgment from unchallenged litigation in the amount of $22,000. These amounts are included in accounts payable on the balance sheet.

C. Subleases

The Company subleases office space in Colorado Springs, Colorado, through 2004. The following table reflects the future rental payments, but does not include the proportionate obligation of property taxes (approximately $2,500 per month for the term of the sublease agreement):

Year	Amount
2003	$54,000
2004	66,000
$120,000
Rent expense for the years ended December 31, 2002 and 2001, were $20,051 and $28,528, respectively.
D. American Stock Exchange Listing

Currently, the Company is not in compliance with the continued listing guidelines of AMEX. During the second quarter of 2001, AMEX first inquired with respect to our plan for achieving compliance with its continued listing guidelines. The Company’s response to AMEX included an explanation of its anticipated future funding under the first Fusion Capital agreement and the positive effects this funding would likely have on the Company’s business and financial condition, particularly in increasing its total assets and stockholders’ equity. In July 2002, the Company was notified by AMEX that it had fallen below the continued listing standards of AMEX. The Company has 18 months in which to regain compliance with AMEX’s continued listing standards. The Company has fallen below certain of AMEX’s continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders’ equity below $2 million; and (2) sustained losses so substantial in relation to the company’s overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed the Company’s plan for regaining compliance, it was granted an extension of time (18 months) to regain compliance with the continued listing standards. The Company is subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company’s being delisted from AMEX.

12. SEGMENT DISCLOSURE

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

13. FINANCING TRANSACTION

In May 2001, the Company signed an amended and restated common stock purchase agreement with an unrelated company to sell up to 6,000,000 shares of common stock for up to $10,000,000. This agreement terminated in March 2003, upon the purchase of the last available shares under the agreement. During its term, the purchase price of the shares under the purchase agreement varied, based on market prices of the Company's common stock. The registration statement filed with respect to this financing transaction became effective on June 29, 2001. The commencement date of the purchase agreement was July 10, 2001. The Company received a total of $585,000 in proceeds under the purchase agreement during 2001, 2002 and 2003, in consideration of 6,000,000 shares.

14. SUBSEQUENT EVENTS

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