Form 10QSB
period 2003-03-31
USURF AMERICA INC
filed 2003-05-20
CIK 1035398

--------------------------------------------
                                   Form 10-QSB
                  --------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.


                  --------------------------------------------
                           Commission File No. 1-15383
                  --------------------------------------------



                               USURF America, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             NEVADA                                     91-2117796
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              Class                            Outstanding as of 5-16-03
-----------------------------------          -----------------------------------

  Common Stock, $.0001 par value                       78,532,203

--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------



Item 1.  Financial Statements.
--------------------------------------------------------------------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      USURF America, Inc. and Subsidiaries

                                                                            Page
                                                                            ----
Consolidated Balance Sheets as of March 31, 2003 (unaudited),
and December 31, 2002                                                         3

Consolidated Statements of Operations for the Three Months Ended
March 31, 2003 and 2002 (unaudited)                                           5

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2003 and 2002 (unaudited)                                           6

Notes to Consolidated Statements                                              8

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                      ------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2002 (AUDITED), AND
                           MARCH 31, 2003 (UNAUDITED)

                                     ASSETS

                                                      3/31/03        12/31/02
                                                    (unaudited)
                                                    -----------     -----------

CURRENT ASSETS

      Cash and cash equivalents                     $    27,699     $   111,568

      Accounts receivable                                23,675             224

      Inventory                                          26,715           2,715

      Other current assets                               13,590           4,942
                                                    -----------     -----------

                        Total Current Assets             91,679         119,449
                                                    -----------     -----------

PROPERTY AND EQUIPMENT

      Cost                                              129,660          73,359

      Less: accumulated depreciation                    (15,548)         (7,336)
                                                    -----------     -----------

                    Total Property and Equipment        114,112          66,023
                                                    -----------     -----------

INTANGIBLES                                             201,604         201,604

      Less: accumulated amortization                     (3,477)              0
                                                    -----------     -----------

                          Total Intangibles             198,127         201,604
                                                    -----------     -----------

OTHER ASSETS

      Prepaid consulting                                      0               0

      Notes receivable - current                         32,000               0

      Other                                              50,000          20,000
                                                    -----------     -----------

                         Total Other Assets              82,000          20,000
                                                    -----------     -----------

TOTAL ASSETS                                        $   485,918     $   407,076
                                                    ===========     ===========


The accompanying notes are an integral part of these statements.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                      ------------------------------------
                           COLORADO SPRINGS, COLORADO

                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2002 (AUDITED), AND
                           MARCH 31, 2003 (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    3/31/03      12/31/02
                                                                 (unaudited)
                                                                ------------    ------------
CURRENT LIABILITIES

      Payroll taxes payable                                     $      6,342    $          0

      Sales taxes payable                                              1,834               0

      Accounts payable                                               158,278         131,146

      Note Payable                                                    87,604          87,604

      Accrued payroll                                                 98,376               0

      Other current liabilities                                        3,600               0

      Notes payable to stockholder                                     1,000           1,000
                                                                ------------    ------------

                          Total Liabilities                          357,034         219,750
                                                                ------------    ------------

STOCKHOLDERS' EQUITY

      Common stock, $.0001 par value; Authorized: 100,000,000          7,810           7,145
      shares; Issued and outstanding: 78,097,203 at March 31,
      2003, and 71,445,338 at December 31, 2002

      Additional paid-in capital                                  41,194,994      40,778,870

      Accumulated deficit                                        (40,790,221)    (40,207,489)

      Subscriptions receivable                                       (21,200)        (21,200)

      Deferred consulting                                           (262,499)       (370,000)
                                                                ------------    ------------

                         Total Stockholders' Equity                  128,884         187,326
                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    485,918    $    407,076
                                                                ============    ============


The accompanying notes are an integral part of these statements.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002


                                                    (unaudited)     (unaudited)
                                                   ------------    ------------

Revenues                                           $     31,608    $      4,626

Internet access costs, cost of goods sold               (13,499)         (8,482)

Inventory write-down                                          0               0
                                                   ------------    ------------

Gross profit (loss)                                      18,109          (3,856)
                                                   ------------    ------------

OPERATING EXPENSES

      Depreciation and amortization                      11,689           7,033

      Professional fees                                 107,501         270,147

      Rent                                               19,975           7,681

      Salaries and commission                           168,506         242,314

      Advertising                                         3,013          62,000

      Other general and administrative                  290,158          14,743
                                                   ------------    ------------

                       Total Operating Expenses         600,842         603,918
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (582,733)       (607,774)
                                                   ------------    ------------

OTHER (EXPENSE)

      Interest expense                                        0            (183)
                                                   ------------    ------------

                         Total Other Expense                  0            (183)
                                                   ------------    ------------

LOSS BEFORE INCOME TAX                                 (582,733)       (607,957)

INCOME TAX BENEFIT                                            0               0
                                                   ------------    ------------

NET LOSS                                               (582,733)   $   (607,957)
                                                   ============    ============



Net loss per common share                          $     (0.007)   $      (0.02)
                                                   ============    ============



Weighted average number of shares outstanding        73,919,960      25,503,752
                                                   ============    ============

The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2003          2002

                                                            (unaudited)     (unaudited)
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net loss                                                   $   (582,733)   $   (607,957)

Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation and amortization                               11,689           7,033

     Consulting and other fees paid with stock                  188,807         247,663

     Compensation expense paid with stock                             0       1,631,464

     Advertising expense paid with stock                              0          62,000

     Legal fees paid with stock                                       0           6,000

Changes in operating assets and liabilities

     Accounts receivable                                        (23,451)              0

     Inventory                                                        0               0

     Accounts payable                                            27,133          (8,032)

     Accrued payroll                                             98,376           6,842

     Deferred consulting                                        107,501               0

     Other current liabilities                                   11,776               0
                                                           ------------    ------------

         Net cash (used in) operating activities               (160,902)       (123,305)
                                                           ------------    ------------




CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

      Capital expenditures                                      (56,301)              0

      Other assets                                               (8,648)              0
                                                           ------------    ------------

               Net cash (used in) investing activities          (64,949)              0
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Payments on subscriptions receivable                            0          70,000

      Payments on notes payable - stockholder                         0         (18,521)

      Issuance of common stock for cash                         103,000          64,000

      Warrants exercised                                         70,982          13,000

      Notes receivable                                          (32,000)              0

      Fee for stock issuance                                          0          (4,900)
                                                           ------------    ------------

               Net cash provided by financing activities        141,982         123,579
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents            (83,869)            274

Cash and cash equivalents, beginning of period                  111,568              10
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $     27,699    $        284
                                                           ============    ============


The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND OTHER CASH FLOW INFORMATION
---------------------------------------------

Three Months Ended March 31, 2003
-----------------------------------------------------

         - In March 2003, the Company issued 2,500,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $75,000.

Three Months Ended March 31, 2002
-----------------------------------------------------

         - In January 2002, the Company issued 120,000 shares under a one-year consulting agreement, which shares were valued at $10,800.

         - In February 2002, the Company issued 300,000 shares under a four month consulting agreement, which shares of stock were valued at $30,000.

         - In March 2002, the Company issued 75,000 shares under a one-month consulting agreement, which shares were valued at $7,500.

         - In March 2002, the Company issued 75,000 shares in payment of legal services, which shares of stock were valued at $6,000.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                      ------------------------------------
                           COLORADO SPRINGS, COLORADO

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)



Note 1.  Nature of Business, Organization and Basis of Presentation
-------------------------------------------------------------------

Basis of Presentation
--------------------------------------------------------------

         USURF America, Inc. (the "Company"), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides telecommunications services to customers in Colorado.

Principles of Consolidation
--------------------------------------------------------------

         The accompanying consolidated financial statements include all the accounts of USURF and all wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in the consolidation.

Loss Per Common Share
--------------------------------------------------------------

         The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period.



Note 2.  Interim Consolidated Financial Statements
--------------------------------------------------------------

         In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

         The financial statements included herein have been prepared by USURF, without audit, pursuant to the rules and regulations of the SEC.
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in USURF's Annual Report on Form 10-KSB/A for the year ended December 31, 2002, as filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 2002 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.


Note 3.  Notes Payable to Shareholder
--------------------------------------------------------------

                                                   March 31, 2003   December 31, 2002
                                                    (unaudited)
                                                 -----------------  -----------------
         Notes payable to stockholder, interest      $1,000                   $1,000
         accrues at 8%, due on demand and
         unsecured



Note 4.  Stock and Warrant Issuances
--------------------------------------------------------------

         During the three months ended March 31, 2003, the Company issued (or became obligated to issue) shares of common stock and common stock purchase warrants, as follows:

         -        400,000 shares in consideration of certain assets;

         -        1,517,000 shares upon the exercise of certain warrants;

         - 375,000 shares to acquire a business; 1,859,865 shares for cash;

         - 2,500,000 shares as a commitment fee in connection with a financing transaction; and

         - 2,030,000 warrants (540,000 warrants, exercise price $.049 per share; 213,368 warrants, exercise price $.10 per share; 885,954 warrants, exercise price of $.20 per share; 266,710 warrants, exercise price of $.25 per share; 123,968 warrants, exercise price of $.30 per share) were issued.



Note 5.  Contingencies
---------------------------------------------------------------

         A. Involuntary Bankruptcy
         -----------------------------------------------------

         On September 29, 2000, three creditors of CyberHighway filed an involuntary petition in the Idaho Federal Bankruptcy Court, styled In Re:CyberHighway, Inc.. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. However, some of CyberHighway's creditors objected to the joint motion to dismiss and the motion failed.

         At December 31, 2002 and 2001, approximately $953,561 of accounts payable of CyberHighway is not reflected on the balance sheet. As a result of the bankruptcy, this subsidiary is not consolidated with the Company. The effect of not consolidating CyberHighway on the Company's December 31, 2001, financial statements had no effect on net income before extraordinary items, eliminated the extraordinary item and increased the net loss by $489,905. The effect on net loss per common share was an increase of $.03 per share of net loss.

         B. Outstanding Judgments
         ------------------------------------------------------

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

         C. American Stock Exchange Listing
         -----------------------------------------------------

         Currently, the Company is not in compliance with the continued listing guidelines of AMEX. During the second quarter of 2001, AMEX first inquired with respect to our plan for achieving compliance with its continued listing guidelines. The Company's response to AMEX included an explanation of its anticipated future funding under the first Fusion Capital agreement and the positive effects this funding would likely have on the Company's business and financial condition, particularly in increasing its total assets and stockholders' equity. In July 2002, the Company was notified by AMEX that it had fallen below the continued listing standards of AMEX. The Company has 18 months in which to regain compliance with AMEX's continued listing standards. The Company has fallen below certain of AMEX's continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders' equity below $2 million; and (2) sustained losses so substantial in relation to the company's overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed the Company's plan for regaining compliance, it was granted an extension of time (18 months) to regain compliance with the continued listing standards. The Company is subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company's being delisted from AMEX.



Note 6.  Financing Transactions
--------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Background
--------------------------------------------------------------

         During 2001 and the first quarter of 2002, we focused all of our efforts and capital on the exploitation of our wireless Internet access products. Beginning in April 2002, with the arrival of our new president, we began to expand our business. By the beginning of 2003, we had become a provider of a broad range of telecommunications services.

Current Overview
--------------------------------------------------------------

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

         In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions. In the future, our reports on operations can be expected to contain business segment information. However, for the first quarters of 2003 and 200, no discussion of business segment operations appears.

         We offer a broad array of products and the start to this part of our business has shown some success. In March 2003, we booked approximately $35,000 in equipment sales. We have begun to build our wireless Internet network in Denver. Also, we have begun to build our wireless Internet network in Colorado Springs. We have become the preferred telecommunications services provider in four Denver-area MDU properties, providing voice, video and data services to these properties. In the aggregate, we now provide cable television services to approximately 160 customers in Denver.

         First Quarter 2003 Acquisitions
         -----------------------------------------------------

         During the first quarter of 2003, we acquired certain assets from a telecommunications company that have enabled us to begin to operate as a seller of telecommunications-related hardware and software. Since acquiring these assets, we have booked approximately $50,000 in sales

         In March 2003, we entered into an agreement whereby we agreed to purchase the customer base of an Arizona competitive local exchange carrier (CLEC), subject to the requisite approvals from the Arizona Corporation Commission (ACC) and other regulatory authorities. The purchase price, payable 90 days from the execution date of the agreement, is to be based upon the number of remaining paying customers at the end of the 90 day period. At the execution of the agreement, there were approximately 1,700 customers generating approximately $100,000 gross revenue per month.

         We do not hold a certificate for operating as a CLEC in the State of Arizona and, therefore, have entered into an agency agreement with a CLEC to provide services to these customers, until such time as we have obtained CLEC certification in Arizona.

         Currently, it is uncertain whether the ACC will approve the transfer of the acquired customer base; based upon information currently available to our management, it appears unlikely that the transfer of customers will be approved by the ACC. Based upon this uncertainty, for the three months ended March 31, 2003, we did not record any revenue or related expense related to the transaction. We have not made any payments nor have we realized any revenue from the transaction. Ultimately, should the customer transfer not be approved by the ACC prior to the 90-day look-back date for determining the purchase price of the customer base, the effect would be that there are no paying customers and we would, therefore, have no payment obligation with respect to the transaction.

         First Fusion Capital Financing Transaction
         -----------------------------------------------------

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

         Second Fusion Capital Financing Transaction
         -----------------------------------------------------

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

CyberHighway Bankruptcy
         -----------------------------------------------------

         In September 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re:
         CyberHighway, Inc., Case No. 00-02454, by ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. We expect a final order of discharge to be issued in the future. We cannot predict when this final order will be issued.

Critical Accounting Policies
--------------------------------------------------------------

         There have been no material changes to our critical accounting policies during the three months ended March 31, 2003.

         Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. Management bases its estimates and judgments on our historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

         While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of our consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Results of Operations
--------------------------------------------------------------

         General
         -----------------------------------------------------

         During the first quarter of 2002, we derived our small amount of revenues from our wireless Internet access business. During the second quarter of 2002, our management expanded our business plan and caused an evolution of our business, which has led to changes in our operating structure. We began to derive revenues from our expanded and reorganized business in the first quarter of 2003, with our small amount of revenues from the first quarter of 2003 being derived from our video services and equipment sales. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

         In the third quarter of 2001, we began wireless Internet operations in Del Rio, Texas, and that system grew to have 50 customers online in a short period of time. Our growth there, during 2002, was inhibited significantly due to our lack of capital. Then, during the fourth quarter of 2002, our management determined to cease operations in Del Rio, due to Del Rio's geographic separation from our home area of Eastern Colorado.

         Our revenues for the first quarter of 2002 were small, due to a lack of funds with which to expand our operations. Although we began to derive greater revenues from our operations during the first quarter of 2003, the level of our future revenues cannot be predicted, due to our significant lack of capital.

         Three Months Ended March 31, 2003, versus
         Three Months Ended March 31, 2002.
         -----------------------------------------------------

         During the 2002 period, our small amount of revenues were derived from our wireless Internet access business; during the 2003, period, our small amount of revenues were derived from our video services and equipment sales. Without additional capital, our revenues will remain at these levels.

         Our operating results for the first quarters of 2003 and 2002 are summarized in the following table:


                                                   Three Months Ended    Three Months Ended
                                                     March 31, 2003        March 31, 2002
                                                       (unaudited)           (unaudited)
                                                     --------------        --------------
         Revenues                                    $       31,608        $        4,626
         Internet Access Costs, Cost of Goods Sold          (13,499)               (8,482)
         Gross Profit (Loss)                                 18,109                (3,856)
         Operating Expenses                                 600,842               603,918
         Loss from Operations                              (582,733)             (607,774)
         Net Loss                                          (582,733)             (607,957)

         Our net loss of $582,733 (unaudited) for the first quarter of 2003 was slightly lower than our net loss for the 2002 period of $270,147 (unaudited). Certain line items in our statem ents of operations changed materially from the 2002 period to the 2003 p eriod, which contributed to the small reduction in our net loss for the current period, as follows:


         - Professional fees decreased from $270,147 in the 2001 period to $107,501 in the 2003 period. This decrease is a result of our not having required professional services during the 2003 period at the levels required during the 2002 period. Should we continue to lack cash reserves, it is likely that, during the remainder of 2003, we would issue shares of our common stock in payment of certain professional fees.

         - Salaries and commissions decreased from $242,314 in the 2002 period to $168,506 during the current period. This decrease in salaries and commissions occurred due to the 2002 period's one-time charge associated with the issuance of 34,536 shares of our common stock to one of our officers, in payment of a portion of his accrued salary in the approximate amount of $140,000.

         - During the 2002 period, we incurred $62,000 in advertising expense compared to $3,913 in the current period. All of our advertising expenses during the 2002 period were attributable to the exercise of options to acquire shares of our common stock by a consultant.

         - Other general and administrative expenses increased from $14,743 in the 2002 period to $290,158 in the current period. This increase is due, in part, to two non-recurring charges:
                  (1) a charge of approximately $125,000 associated with our issuing 2,500,000 shares of our common stock as a commitment fee under the second Fusion Capital agreement; and (2) a charge of approximately $65,000 associated with the issuance of certain option to a consultant. This line item increased also as a result of our having expanded the scope of our business plan, after the first quarter of 2002.

         We expect that our results of operations for the second quarter of 2003 will be similar to those of the first quarter of 2003.

         Due to our severe lack of capital during 2002 period, we issued shares of our stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the "Professional Fees" line item. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:

         - during the first three months of 2002, we issued 570,000 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at $61,500, in the aggregate. All of this total amount was expensed during 2002.

         - during the first three months of 2003, we issued no shares of our common stock in payment of services.

Liquidity and Capital Resources
--------------------------------------------------------------

         General.
         -----------------------------------------------------

         Since our inception, we have had a significant working capital deficit. Currently, we are substantially illiquid, although we do possess enough cash, through the result of recent securities sales, to continue our current level of business activities, until we begin to obtain funds under the second Fusion Capital common stock purchase agreement. As the level of funding under the first Fusion Capital agreement was lower than we had anticipated, during 2002 and the first quarter of 2003, we obtained additional funds through sales of our securities to other parties to meet our cash requirements. During the first quarter of 2003, we obtained approximately $70,000 from the exercise of certain warrants and approximately $100,000 under the first Fusion Capital agreement.

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

         Our Capital Needs.
         -----------------------------------------------------

         Due to our expanded business plan, our current capital needs are significantly greater than they were during the first quarter of 2002. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $500,000. To accomplish our business objectives, we will require at least $2 million. If we are unable to obtain this needed capital, we could be forced to cease our operations.

         Currently we do not possess enough capital to accomplish our business objectives on a full-scale basis.

         Fusion Capital Agreements
         -----------------------------------------------------

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

         March 31, 2003.
         -----------------------------------------------------

         Historically, we have had a significant working capital deficit. At March 31, 2003, our working capital deficit was $265,355 (unaudited) which is higher than our $100,301 deficit at December 31, 2002. The weaken of our capital position is due to our lack of revenues compared to our ongoing expenses. Without additional capital, our working capital deficit can be expected to become larger each quarter.

         The  following   table  sets  forth  our  current  assets  and  current
         liabilities at March 31, 2003, and December 31, 2002:


                                                                     March 31, 2003         December 31, 2002
                                                                       (unaudited)
                                                                 ----------------------- -----------------------
         Current Assets         Cash                                     $27,699                $111,568
                                Accounts receivable                      23,675                    224
                                Inventory                                26,715                   2,715
                                Other current assets                     13,590                   4,942
         Current Liabilities    Accounts Payable                         158,278                 131,146
                                Note Payable                             87,604                  87,604
                                Accrued Payroll                          98,376                     0
                                Notes Payable to Stockholder              1,000                   1,000

         Our accrued payroll at March 31, 2003, is attributable to accrued salaries of our officers. Due to our lack of capital, our officers have agreed to be paid less than their full salaries, until such time as we improve our capital position.

         During the first quarter of 2003, we obtained a total of $173,982 in cash from sales of our securities:

         - $103,000 from the sale of 1,859,865 shares of our common stock; and

         - $70,782 from the exercise of 1,517,000 outstanding warrants to purchase a like number of shares.

         The funds received were applied primarily to operating expenses.

         Subsequent to March 31, 2003, in April 2003, we obtained funds through sales of our securities, as follows:

         - $25,000 from the exercise of options - 500,000 shares at $.05 per share. These funds were applied exclusively to operating expenses.

         - $50,000 from the exercise of 1,200,000 outstanding warrants to purchase a like number of shares. A portion of these funds are to be used for operating expenses, while the balance is to be utilized in our efforts to expand our business.

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

         Cash Flows from Operating Activities.
         -----------------------------------------------------

         During the first quarter of 2003, our operations used $160,902 (unaudited) in cash compared to cash used of $123,305 (unaudited) during the first quarter of 2002. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salaries and commissions.

      Cash Flows from Investing Activities.
      -----------------------------------------------------

         During the first quarter of 2002, our investing activities neither provided nor used cash. However, during the first quarter of 2003, our investing activities used $64,949 (unaudited) in cash, nearly all of which is attributable to equipment purchases. Because we lack working capital, we cannot predict our cash flows from investing activities for the remainder of 2003.

         Cash Flows from Financing Activities.
         -----------------------------------------------------

         For the first quarter of 2003, our financing activities provided $141,982 (unaudited) in cash. Notes receivable of $32,000 offset our issuance of common stock for cash of $103,000 and the exercise of warrants of $70,982. For the first quarter of 2002, our financing activities provided $123,579 (unaudited) in cash. Our payments on notes payable to stockholder of $18,521 and $4,900 in finder's fees were offset by payments on subscriptions receivable of $70,000, $64,000 in cash from sales of our common stock and $13,000 in cash obtained by the exercise of certain warrants. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

Management's Plans Relating to Future Liquidity
---------------------------------------------------------------------------

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

         Since we only plan to sell up to 20,000,000 shares to Fusion Capital under the second Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $.50 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.09 per share, the closing sale price of the common stock on May 19, 2003, and the purchase by Fusion Capital of the full amount of shares purchasable under the second Fusion Capital agreement, total proceeds to us would only be approximately $1,800,000, unless we choose to issue more than 20,000,000 shares, which we have the right to do.

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

Capital Expenditures
---------------------------------------------------------------------------

         During the first three months of 2003, we made capital expenditures of $64,949, primarily for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

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

Item 3. Controls and Procedures
--------------------------------------------------------------------------------

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-QSB and have concluded that such disclosure controls and procedures are effective in timely alerting them to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.



                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.
--------------------------------------------------------------------------------

         CyberHighway Involuntary Bankruptcy
         -----------------------------------------------------

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

         Other Litigation
         -----------------------------------------------------

         In November 2000, CyberHighway requested and received a temporary restraining order against Darrell Davis, formerly one of our officers, and his wife, Deanna Davis. We have alleged that the Davises have diverted dial-up customers from CyberHighway to a company controlled by him, all while he was an employee of USURF America. It is our expectation that this legal proceeding will be abandoned by us in the near future. This case is styled: CyberHighway, Inc. versus Deanna Davis, individually and d/b/a Cyber- Trail, Inc., and Darrell D. Davis, 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Case No. 478320.

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

Item 2.  Changes in Securities.
--------------------------------------------------------------------------------

During the three months ended March 31, 2003, we issued securities as follows:

         1.      (a)      Securities  Sold. In January 2003,  375,000 shares of
                           our common stock were issued.

                  (b) Underwriter or Other Purchasers. Such shares were issued to DMJ Communications, Inc.

                  (c) Consideration. Such shares were issued pursuant to a stock purchase agreement and were valued at $20,000.


                  (d) Exemption from Registration Claimed. We relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. This purchaser was an accredited investor.



         2.       (a)      Securities  Sold. In March 2003,  2,500,000 shares of
                           our common stock were issued.

                  (b) Underwriter or Other Purchasers. Such shares were issued to Fusion Capital Fund II, LLC.

                  (c) Consideration. Such shares were issued pursuant to a common stock purchase agreement and were valued at $75,000.

                  (d) Exemption from Registration Claimed. We relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. This purchaser was an accredited investor.



         3.       (a)      Securities   Sold.  In  February  2003,  a  total  of
                           2,030,000 common stock purchase warrants were issued.

                  (b) Underwriter or Other Purchasers. Such shares were issued to Shelter Capital Ltd.

                  (c) Consideration. Such shares were issued pursuant to a letter agreement.

                  (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.






                  (e) Terms of Conversion or Exercise. The exercise prices of the warrants are: 540,000 warrants, exercise price $.049 per share; 213,368 warrants, exercise price $.10 per share; 885,954 warrants, exercise price of $.20 per share; 266,710 warrants, exercise price of $.25 per share; 123,968 warrants, exercise price of $.30 per share; all of the warrants are exercisable for a period of five years from issuance.



Item 3.  Defaults upon Senior Securities.
--------------------------------------------------------------------------------

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

      None.



Item 5.  Other Information.
--------------------------------------------------------------------------------

      None.



Item 6.  Exhibits and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a) Exhibits.
--------------------------------------------------------------

      Exhibit No. Description
      ----------- --------------------------------------------------------------

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 of President and CEO

         99.2 Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer and Principal Accounting Officer

(b) Reports on Form 8-K.
--------------------------------------------------------------

         During the three months ended March 31, 2003, we filed one Current Report on Form 8-K, as follows:

         - Date of event: January 16, 2003, wherein we reported a change in independent auditors;

         - Date of event: March 10, 2003, wherein we reported our entering into a financing transaction with a third party; and

         - Date of event: March 31, 2003, wherein we reported (1) a change in the location of our executive offices and (2) the resignation of one of our directors.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2003                              USURF AMERICA, INC.



                                                By: /s/ CHRISTOPHER K. BRENNER
                                                    ----------------------------

                                                 Christopher K. Brenner

                                                 Vice President of Finance and
                                                 Administration, Chief Financial
                                                 Officer [Principal Accounting
                                                 Officer] and Secretary

                        CERTIFICATION OF PERIODIC REPORT
--------------------------------------------------------------------------------

I, Douglas O. McKinnon, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of USURF America, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003.



/s/ DOUGLAS O. MCKINNON
------------------------

Douglas O. McKinnon
President and CEO

I, Christopher K. Brenner, certify that:

1. I have reviewed this quarterly report on Form 10-KSB/A of USURF America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003.



/s/ CHRISTOPHER K. BRENNER
--------------------------

Christopher K. Brenner
Vice President of Finance
and Administration, Chief
Financial Officer and
Secretary