Form 10QSB
period 2003-06-30
USURF AMERICA INC
filed 2003-08-19
CIK 1035398

========================================
                                   Form 10-QSB
                    ========================================



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _______ to _______.


                    ----------------------------------------
                           Commission File No. 1-15383
                    ----------------------------------------



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


        6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919
        -----------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)


                                 (719) 260-6455
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                  Outstanding as of 8-14-03
--------------------------------                --------------------------------
 Common Stock, $.0001 par value                           84,867,203

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------





                         Item 1. Financial Statements.
--------------------------------------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      USURF America, Inc. and Subsidiaries

                                                                           Page
                                                                          ------
Consolidated Balance Sheets as of June 30, 2003 (unaudited),
and December 31, 2002                                                        3

Consolidated Statements of Operations for the Three Months
Ended June 30, 2003 and 2002 (unaudited), and the Six Months
Ended June 30, 2003 and 2002  (unaudited)                                    5

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2003 and 2002 (unaudited)                                           6


Notes to Consolidated Statements                                             8

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                    ----------------------------------------
                    CONSOLIDATED BALANCE SHEETS DECEMBER 31,
                       2002, AND JUNE 30, 2003 (UNAUDITED)

                                     ASSETS

                                                       6/30/03        12/31/02
                                                     (unaudited)
                                                     -----------    -----------

CURRENT ASSETS

      Cash and cash equivalents                      $   384,129    $   111,568

      Accounts receivable                                 41,855            224

      Inventory                                           26,865          2,715

      Notes receivable - current                          32,000              0

      Other current assets                                12,910          4,942
                                                     -----------    -----------

                        Total Current Assets             497,760        119,449
                                                     -----------    -----------

PROPERTY AND EQUIPMENT

      Cost                                               190,041         73,359

      Less: accumulated depreciation                     (27,244)        (7,336)
                                                     -----------    -----------

                    Total Property and Equipment         162,797         66,023
                                                     -----------    -----------

INTANGIBLES                                              201,604        201,604

      Less: accumulated amortization                      (6,954)             0
                                                     -----------    -----------

                          Total Intangibles              194,650        201,604
                                                     -----------    -----------

OTHER ASSETS

      Prepaid consulting                                       0              0

      Other                                               50,010         20,000
                                                     -----------    -----------

                         Total Other Assets               50,010         20,000
                                                     -----------    -----------

TOTAL ASSETS                                         $   905,217    $   407,076
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                    ----------------------------------------
                    CONSOLIDATED BALANCE SHEETS DECEMBER 31,
                       2002, AND JUNE 30, 2003 (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         6/30/03        12/31/02
                                                                       (unaudited)
                                                                      ------------    ------------
CURRENT LIABILITIES

      Accounts payable                                                $    203,083    $    131,146

      Payroll taxes payable                                                 19,007               0

      Note Payable                                                          87,604          87,604

      Accrued payroll                                                      166,053               0

      Other current liabilities                                              3,689               0

      Notes payable to stockholder                                               0           1,000
                                                                      ------------    ------------

                          Total Liabilities                                479,436         219,750
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY

      Common stock, $.0001 par value; Authorized: 100,000,000                8,449           7,145
      shares; Issued and outstanding: 84,492,203, at June 30, 2003, and 71,445,338 at December 31, 2002

      Additional paid-in capital                                        42,028,556      40,778,870

      Accumulated deficit                                              (41,426,276)    (40,207,489)

      Subscriptions                                                         (9,950)        (21,200)

      Deferred consulting                                                 (174,998)       (370,000)
                                                                      ------------    ------------

                         Total Stockholders' Equity                        425,781         187,326
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    905,217    $    407,076
                                                                      ============    ============


The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                 ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 2003 AND 2002, AND
                   THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                            ----------------------------    ----------------------------
                                                2003            2002            2003            2002
                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                            ------------    ------------    ------------    ------------
Revenues                                    $     39,562    $      4,676    $     71,170    $      9,302

Internet access costs, cost of goods sold        (14,180)         (8,669)        (27,679)        (17,151)

Inventory write-down                                   0               0               0               0
                                            ------------    ------------    ------------    ------------

Gross profit (loss)                               25,382          (3,993)         43,491          (7,849)
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES

      Depreciation and amortization               15,173           7,034          26,862          14,067

      Professional fees                          121,549         422,910         229,050         693,057

      Rent                                        27,135           7,682          47,110          15,363

      Salaries and commissions                   157,334         711,995         325,840         817,163

      Advertising                                      0           2,845           3,013          64,845

      Other general and administrative           340,253         125,628         630,411         140,371
                                            ------------    ------------    ------------    ------------

             Total Operating Expenses            661,444       1,278,094       1,262,286       1,742,866
                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (636,062)     (1,282,087)     (1,218,795)     (1,750,715)
                                            ------------    ------------    ------------    ------------

OTHER (EXPENSE)

      Interest income                                  8               7               8               7

      Interest expense                                 0               0               0            (183)
                                            ------------    ------------    ------------    ------------

           Total Other Income (Expense)                8               7               8            (176)
                                            ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX                          (636,054)     (1,282,080)     (1,218,787)     (1,750,891)

INCOME TAX BENEFIT                                     0               0               0               0
                                            ------------    ------------    ------------    ------------

NET LOSS                                    $   (636,054)   $ (1,282,080)   $ (1,218,787)   $ (1,750,891)
                                            ============    ============    ============    ============



Net loss per common share                   $    (0.0078)   $      (0.03)   $    (0.0156)   $      (0.05)
                                            ============    ============    ============    ============



Weighted average number of shares             82,048,870      41,190,086      77,984,415      35,044,692
outstanding                                 ============    ============    ============    ============


The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                         Six Months Ended June 30,
                                                                        --------------------------
                                                                            2003          2002
                                                                        (unaudited)    (unaudited)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------
      Net loss                                                          $(1,218,787)   $(1,750,891)

      Adjustments to reconcile net loss to net cash used in operating activities

           Depreciation and amortization                                     26,862         14,067

           Consulting and other fees paid with stock                        450,258        509,993

           Compensation expense paid with stock                                   0        639,880

           Advertising expense paid with stock                                    0         62,000

           Legal fees paid with stock                                             0        101,000

      Changes in operating assets and liabilities

           Accounts receivable                                              (41,631)             0

           Inventory                                                           (150)        (4,100)

           Other assets                                                      (7,968)             0

           Accounts payable                                                  71,937         25,164

           Accrued payroll                                                  166,053        (16,293)

           Deferred consulting                                              195,002              0

           Other current liabilities                                         22,685         75,000
                                                                        -----------    -----------

               Net cash (used in) operating activities                     (355,739)      (344,180)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------

      Capital expenditures                                                 (116,682)             0
                                                                        -----------    -----------

               Net cash (used in) investing activities                     (116,682)             0
                                                                        -----------    -----------




CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------

      Payments on subscriptions receivable                                   11,250        240,000

      Payments on notes payable - stockholder                                (1,000)       (18,521)

      Issuance of common stock for cash                                     153,000        186,000

      Warrants exercised                                                    593,732         13,000

      Notes receivable                                                      (32,000)             0

      Fee for stock issuance                                                      0         (4,900)
                                                                        -----------    -----------

               Net cash provided by financing activities                    724,982        415,579
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                        272,561         71,399

Cash and cash equivalents, beginning of period                              111,568             10
                                                                        -----------    -----------

Cash and cash equivalents, end of period                                $   384,129    $    71,409
                                                                        ===========    ===========


The accompanying notes are an integral part of these statements.



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION
-------------------------------------------------

Six Months Ended June 30, 2003
-------------------------------------------------

     - In March 2003, the Company issued 2,500,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $75,000.

Six Months Ended June 30, 2002
-------------------------------------------------

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

     - In April 2002, the Company issued 500,000 shares of stock in payment of legal services, which shares of stock were valued at $35,000.

     - In April 2002, the Company issued 500,000 shares of stock to a consultant, which shares of stock were valued at $35,000.

     - In April 2002, the Company issued a total of 9,000,000 shares of stock to certain officers, in connection with their respective employment agreements, which shares were valued at $960,000.

     - In April 2002, the Company issued 200,000 shares of stock in payment of a $20,000 account payable.

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

     - In April 2002, the Company into a six-month consulting agreement, by issuing 150,000 shares of stock valued at $15,000.

     - In May 2002, the Company issued 900,000 shares of stock in payment of legal services, which shares of stock were valued at $60,000.

     -    In  May  2002,  the  Company  entered  into  a  one-month   consulting
          agreement, by issuing 75,000 shares of stock valued at $4,500.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)



Note 1.  Nature of Business, Organization and Basis of Presentation
--------------------------------------------------------------------------

Basis of Presentation
-----------------------------

USURF America, Inc. (the "Company"), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides telecommunications services to customers in Colorado.

Principles of Consolidation
-----------------------------

The accompanying consolidated financial statements include all the accounts of USURF and all wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in the consolidation.

Loss Per Common Share
-----------------------------

The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period.



Note 2.  Interim Consolidated Financial Statements
--------------------------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 2003 and 2002, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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



Note 3.  Notes Payable to Shareholder
--------------------------------------------------------------------------

                                             June 30, 2003     December 31, 2002
                                              (unaudited)
                                           -----------------   -----------------
    Notes payable to stockholder, interest        $0                $1,000
    accrues at 8%, due on demand and
    unsecured

Note 4.  Stock and Warrant Issuances
--------------------------------------------------------------------------

During the six months ended June 30, 2003, the Company issued shares of common stock and common stock purchase warrants, as follows:

     -    400,000 shares in consideration of certain assets;

     -    1,517,000 shares upon the exercise of certain warrants;

     -    375,000 shares to acquire a business;

     -    1,859,865 shares for cash;

     - 2,500,000 shares as a commitment fee in connection with a financing transaction; and

     - 2,030,000 warrants (540,000 warrants, exercise price $.049 per share; 213,368 warrants, exercise price $.10 per share; 885,954 warrants, exercise price of $.20 per share; 266,710 warrants, exercise price of $.25 per share; 123,968 warrants, exercise price of $.30 per share) were issued;

     -    1,500,000 shares upon the exercise of certain options; and

     -    1,000,000 shares upon the exercise of certain options.



Note 5.  Contingencies
--------------------------------------------------------------------------

A. Outstanding Judgments
-----------------------------

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

B. American Stock Exchange Listing
------------------------------------

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

Note 6.  Financing Transactions
--------------------------------------------------------------------------

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Background
--------------------------------------------------------------------------

During 2001 and the first quarter of 2002, we focused all of our efforts and capital on the exploitation of our wireless Internet access products. Beginning in April 2002, with the arrival of our new president, we began to expand our business. By the beginning of 2003, we had become a provider of a broad range of communications services.

Current Overview
--------------------------------------------------------------------------

We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software. We also market and sell telecommunications-related hardware and software. Our business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. Our growth strategy also includes acquisitions of communications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions. In the future, our reports on operations can be expected to contain business segment information. However, for the first six months of 2003 and 200, no discussion of business segment operations appears.

For the first six months of 2003, we recorded $71,170 in equipment sales and services. We have begun to build our wireless Internet network in both Denver and Colorado Springs. We have become the preferred telecommunications services provider in four Denver-area MDU properties, providing voice, video and data services to these properties.

     Recent Sales of Equity.
     ------------------------------------------------------------------

     During June 2003, we obtained approximately $430,000 pursuant to the exercise of certain warrants and options, as well as the sale of units of our common stock and warrants. These funds improved our capital position and provided the funds necessary to purchase equipment necessary to continue construction of our Colorado Springs and Denver wireless-Internet networks and for working capital.

      First Half 2003 Acquisitions.
      -----------------------------------------------------------------

          Asset Acquisition.
          --------------------------------------------

          During the first half of 2003, we acquired certain assets from a telecommunications company that have enabled us to begin to operate as a seller of telecommunications-related hardware and services. Since acquiring these assets, we have recorded revenues of $36,558.

          Pending Business Acquisition.
          --------------------------------------------

          In June 2003, we executed a letter of intent to acquire the assets of a private company that sells telecommunications-related hardware and software. A letter agreement executed by the seller contemporaneously with the letter of intent provides that, pending the execution of a definitive purchase agreement concerning the transaction, we will provide all services to certain of the seller's customers and will pay all costs incurred to provide such service. In exchange, the seller will pay us a management fee in an amount equal to all revenues generated by the provision of such services. During the term of such letter agreement, we will invoice all such customers and retain all monies collected on such invoices. In June 2003, we recorded revenues of $28,344 in connection with services provided under the letter agreement . These revenues appear in our statements of operations for the period ended June 30, 2003. We will continue to operate under the letter agreement until a definitive purchase agreement is executed with the seller. We expect to execute such an agreement in the near future.


          Termination of Pending CLEC
          Acquisition.
          --------------------------------------------

          In March 2003, we entered into an agreement whereby we agreed to purchase the customer base of an Arizona competitive local exchange carrier (CLEC), subject to the requisite approvals from the Arizona
          Corporation Commission (ACC) and other regulatory authorities. During the second quarter of 2003, based upon the failure of the ACC to provide the necessary approvals, we terminated this agreement.

Critical Accounting Policies
---------------------------------------------------------------------------

There have been no material changes to our critical accounting policies during the six months ended June 30, 2003.

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

Results of Operations
---------------------------------------------------------------------------

     General
     -----------------------------------------------------

     During the first half of 2002,  our revenues were derived from our wireless
     Internet access business. During the second quarter of 2002, our management expanded our business plan to include video products. As a result, our revenues during the first half of 2003 included revenues from the sales of video services and equipment.

     Six Months Ended June 30, 2003, versus Six
     Months Ended June 30, 2002.
     -----------------------------------------------------

     Our operating results for the first two quarters of 2003 and 2002 are summarized in the following table:

                                                 Six Months Ended    Six Months Ended
                                                   June 30, 2003       June 30, 2002
                                                    (unaudited)         (unaudited)
                                                 ----------------    ----------------
     Revenues                                    $         71,170    $          9,302

     Internet Access Costs, Cost of Goods Sold            (27,679)            (17,151)

     Gross Profit (Loss)                                   43,491              (7,849)

     Operating Expenses                                 1,262,286           1,742,866

     Loss from Operations                              (1,218,795)         (1,750,715)

     Net Loss                                          (1,218,787)         (1,750,891)

Our net loss of $1,218,787 (unaudited) for the first six months of 2003 was significantly lower than our net loss for the 2002 period of $1,750,891 (unaudited). Certain line items in our statements of operations changed materially from the 2002 period to the 2003 period, which contributed to the reduction in our net loss for the current period, as follows:

     - Professional fees decreased from $693,057 in the 2002 period to $229,050 in the 2003 period. This decrease is a result of our not having required professional services during the 2003 period at the levels required during the 2002 period. Should we continue to lack cash reserves, it is likely that, during the remainder of 2003, we would issue shares of our common stock in payment of certain professional fees.

     - Salaries and commissions decreased from $817,163 in the 2002 period to $325,840 during the current period. This decrease in salaries and commissions is attributable to the 2002 period's one- time charges associated with (1) the issuance of 34,536 shares of our common stock to one of our officers, in payment of a portion of his accrued salary in the approximate amount of $140,000 and (2) the issuance of 9,000,000 shares of our common stock to certain of our officers, in connection with an effective change-in-control transaction, which shares were valued at approximately $567,000 (net of forgiven accrued and unpaid salaries and loans).

     - During the 2002 period, we incurred $64,845 in advertising expense compared to $3,013 in the current period. Substantially all of our advertising expenses during the 2002 period were attributable to the exercise of options to acquire shares of our common stock by a consultant.

     - Other general and administrative expenses increased from $140,371 in the 2002 period to $630,411 in the 2003 period. This increase is due, in part, to three non-recurring charges: (1) a charge of approximately $125,000 associated with our issuing 2,500,000 shares of our common stock as a commitment fee under the second Fusion Capital agreement;
          (2) a charge of approximately $65,000 associated with the issuance of certain options to a consultant; and (3) a charge of approximately $260,000 associated with the issuance of certain options to a consultant. This line item increased also as a result of our having expanded the scope of our business, since the first half of 2002.

We expect that our results of operations for the third quarter of 2003 will be similar to those of the first half of 2003.

Due to our lack of capital during the 2002 and 2003 periods, we issued shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is included in our statements of operations under the "Professional Fees" line item. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The value of the consulting services received by us under each agreement has been expensed in equal monthly amounts over their respective terms:

     - during the first six months of 2002, we issued 630,000 shares of our common stock under consulting agreements; these shares were valued for financial accounting purposes at $300,000, in the aggregate. All of this total amount was expensed during 2002.

     - during the first six months of 2003, we issued no shares of our common stock in payment of services.

Liquidity and Capital Resources
---------------------------------------------------------------------------

     General.
     -----------------------------------------------------

Since our inception, we have had a significant working capital deficit. However, during the past year, our working capital deficit has narrowed significantly. Currently, we possess enough cash, through the result of recent securities sales, to continue our current level of business activities, until we begin to obtain funds under the second Fusion Capital common stock purchase agreement. As the level of funding under the first Fusion Capital agreement was lower than we had anticipated, during 2002 and the first half of 2003, we obtained additional funds through sales of our securities to other parties to meet our cash requirements. During the first half of 2003, we obtained approximately $593,732 from the exercise of certain warrants and options, $153,000 from private sales of our securities and approximately $100,000 under the first Fusion Capital agreement.

Approximately $124,650 of the funds received was used to purchase needed equipment and the balance of these funds was used for operating expenses and applied to working capital.

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

Our Capital Needs.
-----------------------------------------------------

Due to our expanded business plan, our current capital needs are significantly greater than they were during the first half of 2002. To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $500,000. To accomplish our business objectives, we will require at least $2 million. If we are unable to obtain this needed capital, we could be forced to cease our operations. Currently we do not possess enough capital to accomplish our business objectives on a full-scale basis.

Fusion Capital Agreements.
-----------------------------------------------------

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

June 30, 2003.
-----------------------------------------------------

At June 30, 2003, we had a positive working capital position of $18,323 (unaudited) which represents an improvement from our working capital deficit of $265,355 (unaudited) at March 31, 2003, and our $100,301 working capital deficit at December 31, 2002. Our working capital position improved due to the receipt of funds from the exercise of certain warrants and options and private sales of our securities, although our lack of revenues compared to our ongoing expenses continues to apply pressure to our working capital position. The note payable of $87,604 and accrued payroll of $166,053 at June 30, 2003 represent current liabilities that will be paid entirely with the Company's common stock. Thus, only $225,779 of cash will be required to satisfy the Company's current liabilities of $479,436 as of June 30, 2003.



The following table sets forth our current assets and current liabilities at June 30, 2003, and December 31, 2002:

                                                         June 30, 2003     December 31, 2002
                                                           (unaudited)
                                                       -----------------   -----------------
Current Assets          Cash                           $         384,129   $         111,568

                        Accounts receivable                       41,855                 224

                        Inventory                                 26,865               2,715

                        Notes receivable - current                32,000                   0

                        Other current assets                      12,910               4,942

Current Liabilities     Accounts payable               $         203,083   $         131,146

                        Note payable                              87,604              87,604

                        Accrued payroll                          166,053                   0

                        Other current liabilities                 22,696                   0

                        Notes payable to stockholder                   0               1,000

Our accrued payroll at June 30, 2003, is attributable to accrued salaries of our officers. In order to preserve working capital, and until such time as our working capital position improves, our officers have agreed to receive payment of their salaries in a combination of cash and stock.

During the first half of 2003, we obtained a total of $746,732 in cash from sales of our securities:

     -    $153,000 from the sale of shares of our common stock; and

     -    $593,732 from the exercise of outstanding warrants and options.

The funds received were applied primarily to equipment purchases and operating expenses.

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

Cash Flows from Operating Activities.
-----------------------------------------------------

During the first half of 2003, our operations used $355,739 (unaudited) in cash compared to cash used of $344,180 (unaudited) during the first half of 2002. In both periods, the use of cash in operations was a direct result of the lack of revenues compared to our operating expenses, particularly salaries and commissions.

Cash Flows from Investing Activities.
-----------------------------------------------------

During the first half of 2002, our investing activities neither provided nor used cash. However, during the first half of 2003, our investing activities used $116,682 (unaudited) in cash, all of which is attributable to equipment purchases. Because we lack significant working capital, we cannot predict our cash flows from investing activities for the remainder of 2003.

Cash Flows from Financing Activities.
-----------------------------------------------------

For the first half of 2003, our financing activities provided $724,982 (unaudited) in cash. Notes receivable of $32,000 was offset by our issuance of common stock for cash of $153,000 and the exercise of certain warrants and options of $593,732. For the first half of 2002, our financing activities provided $415,579 (unaudited) in cash. Our payments on notes payable to stockholder of $18,521 and $4,900 in finder's fees were offset by payments on subscriptions receivable of $240,000, $186,000 in cash from sales of our common stock and $13,000 in cash obtained by the exercise of certain warrants. We continue to seek capital and cannot, therefore, predict future levels of cash flows from financing activities.

Management's Plans Relating to Future Liquidity
---------------------------------------------------------------------------

Since we currently plan to register only 20,000,000 shares of our stock under the second Fusion Capital agreement, the selling price of our stock sold to Fusion Capital will need to average $.50 per share for us to receive the maximum proceeds of $10 million under that agreement. Assuming a selling price of $.15 per share, the closing sale price of the common stock on August 13, 2003, and the purchase by Fusion Capital of the full amount of shares purchasable under the second Fusion Capital agreement, total proceeds to us would only be approximately $3,000,000, unless we choose to issue more than 20,000,000 shares. Should we obtain at least $2 million under the Fusion Capital agreement, we believe that we will be able to make significant progress in implementing our business plan. We cannot assure you that our objectives will be accomplished

Currently, we have no other sources for funding on the scale contemplated by the Fusion Capital transaction. If we do not obtain the necessary funding, we would be forced to cease operations.

Capital Expenditures
---------------------------------------------------------------------------

During the first six months of 2003, we made capital expenditures of $116,682, primarily for needed equipment. We currently have limited capital with which to make any additional significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing.

CERTAIN STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE, THUS, PROSPECTIVE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS IS OUR ABILITY TO OBTAIN CAPITAL IN AMOUNTS NECESSARY FOR US TO ACCOMPLISH OUR BUSINESS PLAN.

Item 3. Controls and Procedures
--------------------------------------------------------------------------

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


================================================================================
                           PART II - OTHER INFORMATION
================================================================================


Item 1.  Legal Proceedings.
-----------------------------------------------

CyberHighway Involuntary Bankruptcy.
------------------------------------------------------------

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

Other Litigation.
------------------------------------------------------------

In January 2000, we instituted arbitration proceedings against Christopher L. Wiebelt, our former vice president of finance and chief financial officer. At the recent hearing, we alleged that Mr. Wiebelt violated certain terms of his employment agreement and sought damages resulting from those violations, while Mr. Wiebelt claimed wrongful termination under his employment agreement. The arbitrator has awarded Mr. Wiebelt $75,000, plus legal expenses of approximately $25,000. We are attempting to negotiate payment terms. This case is styled:
USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160- 00087-01.

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

In June 2003, one of our subsidiaries, USURF Telecom, Inc., was named as a defendant in a lawsuit filed by Qwest Corporation. USURF Telecom has filed its answer, denying any liability thereunder. Our management has determined that USURF Telecom is not liable to Qwest. This case is styled: Qwest Corporation vs. Maxcom, Inc. (f/k/a Mile High Telecom, CLEC for Sale, Inc. and Mile High Telecom, Inc.), et al., District Court, City and County of Denver, Colorado, Case No. 03 CV 1676.

Item 2.  Changes in Securities.
--------------------------------------------------------------------------------

During the three months ended June 30, 2003, we issued securities as follows:

1. (a) Securities Sold. In April 2003, 200,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Richard E. Wilson.

     (c) Consideration. Such shares of Common Stock were issued as a bonus and were valued at $10,000. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

2. (a) Securities Sold. In June 2003, 1,500,000 common stock options of the Company were issued.

     (b) Underwriter or Other Purchasers. Such options were issued to Peter Rochow.

     (c) Consideration. Such warrants were issued pursuant to a consulting agreement.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.


     (e) Terms of Conversion or Exercise. Exercise price of the options is $.14 per share and are exercisable for a period of one year from issuance.

3. (a) Securities Sold. In June 2003, 132,500 shares of Company Common Stock were sold.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were sold to Three Point Properties, LLC.

     (c) Consideration. Such shares of Common Stock were sold for $26,500 in cash, pursuant to a securities purchase agreement.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

4. (a) Securities Sold. In June 2003, 132,500 common stock purchase warrants of the Company were issued.


     (b) Underwriter or Other Purchasers. Such warrants were issued to Three Point Properties, LLC.

     (c) Consideration. Such warrants were issued pursuant to a securities purchase agreement for no additional consideration.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

     (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.20 per share and are exercisable for a period of three years from issuance.

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

     None.



Item 5.  Other Information.
--------------------------------------------------------------------------------

     None.



Item 6.  Exhibits and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a) Exhibits.
-------------------------------------------------------

     Exhibit No.                            Description
     -----------     -----------------------------------------------------------

       31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)

       31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)

       32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

       32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.
---------------------------------------------------------------------------

       During the three months ended June 30, 2003, we did not file a Current Report on Form 8-K.


================================================================================
                                   SIGNATURES
================================================================================


In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2003                        USURF AMERICA, INC.



                                             By: /s/ CHRISTOPHER K. BRENNER
                                                 -------------------------------
                                                 Christopher K. Brenner

                                                 Vice President of Finance and
                                                 Administration, Chief Financial
                                                 Officer [Principal Accounting
                                                 Officer] and Secretary