Form 10QSB
period 2003-09-30
USURF AMERICA INC
filed 2003-11-21
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. ________

                               USURF AMERICA, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                    NEVADA                                 91-2117796
                    ------                                 ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification Number)


        6005 DELMONICO DRIVE, SUITE 140                      80919
        -------------------------------                      -----
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (719) 260-6455
---------------------------------------------------      --------------


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days
     [X] Yes [ ] No

     As of September 30, 2003, there were 105,386,786 shares outstanding of issuer's common stock.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               USURF AMERICA, INC.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheets as of September 30, 2003
  (unaudited) and December 31, 2002                                          1

Consolidated Statements of Operations for the three months
  ended September 30, 2003 and 2002 (unaudited) and the
  nine months ended September 30, 2003 and 2002 (unaudited)                  2

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2003 and 2002 (unaudited)                              3

Notes to Consolidated Statements                                             6


USURF America, Inc. and Subsidiaries
Colorado Springs, Colorado
-----------------------------------------------------
Consolidated Balance Sheets
December 31, 2002 and September 30, 2003 (unaudited)

                                     ASSETS
                                                                          9/30/03
                                                                        (unaudited)    12/31/2002 *
                                                                       ------------    ------------
Current Assets
              Cash and cash equivalents                                $    260,309    $    111,568
              Accounts receivable                                            66,566             224
              Inventory                                                      28,098           2,715
              Notes receivable - current                                    332,000               0
              Other current assets                                           20,000           4,942
                                                                       ------------    ------------
                          Total Current Assets                              706,973         119,449

Property and Equipment
              Cost                                                          618,887          73,359
              Less: Accumulated depreciation                                (64,807)         (7,336)
                                                                       ------------    ------------
                          Total Property and Equipment                      554,080          66,023

Intangibles                                                                 900,939         201,604
              Less: Accumulated amortization                                (10,431)              0
                                                                       ------------    ------------
                          Total Intangibles                                 890,508         201,604

Other Assets
              Investment in Joint Venture                                    28,434
              Prepaid Expenses                                               45,200               0
              Other                                                          82,928          20,000
                                                                       ------------    ------------
                          Total Other Assets                                156,562          20,000

                                                                       ------------    ------------
Total Assets                                                           $  2,308,123    $    407,076
                                                                       ============    ============

                                   LIABILITIES

Current Liabilities
              Accounts payable                                         $    262,142    $    131,146
              Payroll taxes payable                                          12,143               0
              Notes payable - Current                                       111,300          87,604
              Accrued expenses                                                  878               0
              Other current liabilities                                     171,802               0
              Notes payable to stockholder                                        0           1,000
                                                                       ------------    ------------
                          Total Liabilities                                 558,265         219,750

Stockholders' Equity
              Common stock, $.0001 par value; authorized 400,000,000         10,538    $      7,145
              shares; issued and outstanding:103,936,786 at
              September 30, 2003 and 71,445,338 at December 31, 2002
              Additional paid in capital                                 44,895,176      40,778,870
              Accumulated deficit                                       (42,198,284)    (40,207,489)
              Subscriptions                                                (430,075)        (21,200)
              Deferred consulting                                          (527,497)       (370,000)
                                                                       ------------    ------------
                          Total stockholders' equity                      1,749,858         187,326

                                                                       ------------    ------------
Total liabilities and stockholders' equity                                2,308,123    $    407,076
                                                                       ============    ============

*    Derived from the audited financial statements for the year ended December
     31, 2002

The accompanying notes are an integral part of these statements.


USURF America, Inc. and Subsidiaries
Colorado Springs, Colorado
---------------------------------------------------
Consolidated Statement of Operations
Three months ended September 30, 2003 and 2002,
and nine months ended September 30, 2003 and 2002
                                                       Three months ended September 30,   Nine months ended September 30,
                                                       --------------------------------   -------------------------------
                                                             2003            2002              2003            2002
                                                         (unaudited)     (unaudited)       (unaudited)     (unaudited)
                                                         ------------    ------------      ------------    ------------

Revenues                                                 $    165,278    $      4,676      $    236,448    $     13,978
Internet access costs, cost of goods sold                    (103,391)         (8,669)         (131,070)        (25,820)
                                                         ------------    ------------      ------------    ------------

Gross profit                                                   61,887          (3,993)          105,378         (11,842)

Operating expenses

              Depreciation and amortization                    41,040           8,850            67,902          22,917
              Professional and Consulting fees                200,529         328,645           754,837       1,021,702
              Rent                                             30,923           6,646            78,033          22,009
              Salaries and commissions                        256,246         213,313           582,086       1,028,476
              Advertising                                         100           1,388             3,113          66,233
              Other general and administrative                296,322          60,650           601,475         201,021
                                                         ------------    ------------      ------------    ------------

                          Total operating expenses            825,160         619,492         2,087,446       2,362,358

                                                         ------------    ------------      ------------    ------------
Loss from operations                                         (763,273)       (623,485)       (1,982,068)     (2,374,200)

Other income (expense)

              Interest income                                     548               1               556               8
              Interest expense                                 (9,283)              0            (9,283)           (183)
                                                         ------------    ------------      ------------    ------------

                          Total other income (expense)         (8,735)              1            (8,727)           (175)

                                                         ------------    ------------      ------------    ------------
Loss before income tax                                       (772,008)       (623,484)       (1,990,795)     (2,374,375)

Income tax benefit                                                  0               0                 0               0

                                                         ------------    ------------      ------------    ------------
Net Loss                                                 ($   772,008)   ($   623,484)     ($ 1,990,795)   ($ 2,374,375)
                                                         ============    ============      ============    ============

Net loss per common share                                ($     0.008)   ($     0.013)     ($     0.024)   ($     0.061)
                                                         ============    ============      ============    ============

Weighted average number of shares outstanding              93,359,842      47,424,671        83,109,557      38,938,546
                                                         ============    ============      ============    ============


The accompanying notes are an integral part of these statements.


USURF America, Inc. and Subsidiaries
Colorado Springs, Colorado
---------------------------------------------------
Consolidated Statement of Cash Flows
Nine months ended September 30, 2003 and 2002

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                         2003            2002
                                                                      (unaudited)    (unaudited)
                                                                      -----------    -----------
Cash Flows From Operating Activities
------------------------------------
              Net loss                                                ($1,990,795)   ($2,374,375)

              Adjustments to reconcile net loss to net cash used in operating activities

                          Depreciation and amortization                    67,902         22,917
                          Consulting and other fees paid with stock       710,261        913,824
                          Compensation expense paid with stock            473,250        900,880
                          Advertising expense paid with stock                   0         62,000

              Changes in operating assets and liabilities

                          Accounts receivable                             (66,342)             0
                          Inventory                                        (1,383)        (4,100)
                          Other assets                                    (15,058)             0
                          Accounts payable                                130,996         44,941
                          Accrued payroll                                       0        (86,038)
                          Deferred consulting                            (157,497)             0
                          Other current liabilities                       184,823        102,000
                                                                      -----------    -----------

                          Net cash used in operating activities          (663,843)      (417,951)

Cash Flows From Investing Activities
------------------------------------
              Capital expenditures                                       (384,715)       (28,567)
              Investment in Joint Venture                                 (28,434)             0
                                                                      -----------    -----------

                          Net cash used in investing activities          (413,149)       (28,567)

Cash Flows From Financing Activities
------------------------------------
              Subscriptions receivable                                   (468,875)       305,000
              Notes payable - stockholder                                  (1,000)       (18,521)
              Issuance of common stock for cash                           891,376        212,000
              Issuance of common stock for services                       542,500
              Warrants exercised                                          593,732         13,000
              Notes receivable                                           (332,000)             0
              Fee for stock issuance                                            0         (4,900)
                                                                      -----------    -----------

                          Net cash provided by financing activities     1,225,733        506,579

                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                      148,741         60,061
Cash and cash equivalents, beginning of period                            111,568             10
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $   260,309    $    60,071
                                                                      ===========    ===========


The accompanying notes are an integral part of these statements.

                                              3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND OTHER CASH FLOW INFORMATION

Nine Months Ended September 30, 2003
------------------------------------

     In March 2003, the Company issued 2,500,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $75,000.

     In July 2003, the Company issued 75,000 shares under a consulting agreement, which shares were valued at $14,250.

     In July 2003, the Company issued 100,000 shares under a consulting agreement, which shares were valued at $17,000.

     In August 2003, the Company issued 3,000,000 shares under an amended one-year consulting agreement, which shares were valued at $480,000.

     In August 2003, the Company issued 333,333 shares in payment of a $4,800 account payable and $45,200 of future services, which shares were valued at $50,000.

     In September 2003, the Company issued 1,650,000 shares to certain directors, in lieu of cash, in payment of directors fees, which shares were valued at $141,500.

     In September 2003, the Company issued 75,000 shares under a consulting agreement, which shares were valued at $14,250.

     In September 2003, the Company issued 100,000 shares under a consulting agreement, which shares were valued at $17,000.

     In September 2003, the Company issued a total of 4,475,000 shares of stock to certain officers, in lieu of cash compensation, pursuant to their respective employment agreements, which shares were valued at $281,750.

     In September 2003, the Company issued 2,800,000 shares to acquire certain assets, which shares were valued at $532,000.

     In September 2003, the Company issued 600,000 shares in payment of a note payable and related accrued interest, which shares were valued at $96,000.

Nine Months Ended September 30, 2002
------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


Note 1. Organization and Basis of Presentation
----------------------------------------------

Organization
------------

USURF America, Inc. (the "Company"), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides telecommunications services to customers in Colorado.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include all the accounts of USURF and all wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in the consolidation.

Loss Per Common Share
---------------------

The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period.

Stock-Based Compensation
------------------------

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards
(SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equal the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:

                                                    September 30,  September 30,
                                                        2003            2002
                                                     -----------    -----------

Net Loss as reported                                 $(1,990,795)   $(2,374,375)
     Add: stock based compensation
           included in reported net income                  --             --
     Deduct: stock based compensation
           cost under SFAS 123                              --             --
              Pro forma net income                    (1,990,795)    (2,374,375)

Pro form basic and diluted net income per share:

Reported net income per common share -
     basic and diluted                               $    (0.024)   $    (0.061)
Pro forma net income per common share -
     basic and diluted                               $    (0.024)   $    (0.061)

Note 2. Interim Consolidated Financial Statements
-------------------------------------------------

A review of the accompanying consolidated financial statements has not yet been completed by our independent auditors. The Company will file an amended Form 10-QSB once our auditors have completed their review.

In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 2003 and 2002, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

Note 3. Notes Payable to Shareholder
------------------------------------

                                              September 30,     December 31,
                                                  2003              2002
                                                  ----              ----
                                               (unaudited)

     Notes payable to stockholder, interest        $0              $1,000
       accrues at 8%, due on demand and
       unsecured


Note 4. Stock and Warrant Issuances
-----------------------------------

During the nine months ended September 30, 2003, the Company issued shares of common stock and common stock purchase warrants, as follows:

     11,463,250 shares upon the exercise of certain warrants and options;

     4,175,000 shares to acquire various businesses or business assets;

     6,994,865 shares for cash;

     2,500,000 shares as a commitment fee in connection with a financing transaction;

     5,333,333 shares in exchange for consulting and other services;

     4,475,000 shares in lieu of cash compensation to certain officers;

     8,162,250 warrants (1,000,000 warrants, exercise price $.050 per share; 1,500,000 warrants, exercise price $.14 per share; 540,000 warrants, exercise price $.049 per share; 213,368 warrants, exercise price $.10 per share; 885,954 warrants, exercise price of $.20 per share; 266,710 warrants, exercise price of $.25 per share; 123,968 warrants, exercise price of $.30 per share; 2,500,000 warrants, exercise price of $.18 per share; 132,250 warrants, exercise price of $.20 per share; 1,000,000 warrants, exercise price of $.19 per share) were issued;

Note 5. Contingencies
---------------------

A. Outstanding Judgments
------------------------

In 2002, an arbitrator awarded $75,000, plus legal expenses of approximately $25,000 to a former vice-president of the Company in connection with an employment dispute. Also during 2002, the Company was informed of a default judgment from unchallenged litigation in the amount of $22,000. These amounts are included in accounts payable on the balance sheet.

B. American Stock Exchange Listing
----------------------------------

In July 2002, the Company was notified by AMEX that it had fallen below the continued listing standards of AMEX. At that time, the Company had fallen below certain of AMEX's continued listing standards: (1) losses from operations in its two most recent fiscal years with shareholders' equity below $2 million; and (2) sustained losses so substantial in relation to the company's overall operations or its existing financial resources, or its financial condition in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether the company will be able to continue operations and/or meet its obligations as they mature. After AMEX reviewed the Company's plan for regaining compliance, it was granted an extension of time (18 months) to regain compliance with the continued listing standards. The Company is subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company's being delisted from AMEX.

Note 6. Financing Transactions
------------------------------

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

Note 7. Acquisitions During the Quarter
---------------------------------------

Pipeline Networks of Colorado, LLC
----------------------------------

During the three month period ended September 30, 2003, USURF acquired the customer base and related assets of Pipeline Networks of Colorado, LLC, ("Pipeline") a provider of high speed broadband Internet access service. In connection therewith, we used $45,000 of our cash on hand and issued a promissory note, face amount $111,300, due December 15, 2003, with interest accruing at 8% per annum. Our subsidiary, USURF Communications, Inc., is the maker of the promissory note and we have guaranteed payment of the note. Additionally, we are to deliver to Pipeline, prior to December 15, 2003, the cash sum of $156,300 or, in our discretion, 1,281,148 shares of our common stock. The Company has not yet determined whether to deliver cash or stock. This sum is reflected on the balance sheet as an "other current liability" at September 30, 2003.

The following table summarized the assets acquired and liabilities assumed by USURF in the transaction and the amount attributable to cost in excess of assets acquired:

  Property and Equipment            $207,177
  Intangibles (Customer Base,
  Non-compete and Right-of
  Entry Agreements                  $119,613
  Customer Deposits                 ($14,190)

The preliminary estimate of assets represents management's best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date.

The following unaudited proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2002 and presents proforma financial information for the year ended December 31, 2002. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.

                                      Historical
                                                              Proforma        Proforma
                                USURF          Pipeline      Adjustments     Adjustments
                             ------------    ------------    ------------    ------------
Revenues                     $          0    $     98,276                    $     98,276
Expenses
     Internet Access Cost               0         107,995                         107,995
     Inventory Write Down         132,031               0                         132,031
     Depreciation and
     Amortization                   7,336          57,979    (3)  $21,495          86,810
     General and
     Administrative               116,143         150,506                         266,649
  Other Operating Expenses      3,714,038         106,029                       3,820,067
                             ------------    ------------                    ------------
Total Operating Expenses        3,969,548         422,509          21,495       4,413,552
                             ------------    ------------                    ------------
Operating Loss                 (3,969,548)       (324,233)        (21,495)     (4,315,276)
Other Income (Expense)           (190,874)          1,654                        (189,220)
                             ------------    ------------                    ------------
Loss Before Taxes              (4,160,422)       (322,579)        (21,495)     (4,504,496)
Income Tax Benefit                      0               0                               0
                             ------------    ------------                    ------------
Net Loss                     ($ 4,160,422)   ($   322,579)        (21,495)   ($ 4,504,496)
                             ============    ============
Net Loss Per Common Share    ($      0.09)                                   ($      0.10)
Weighted Average Number
of Shares Outstanding          45,008,651                                      45,008,651



The following unaudited proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2003 and presents proforma financial information for the nine months ended September 30, 2003. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.

                                       Historical
                                                               Proforma        Proforma
                                 USURF          Pipeline      Adjustments     Adjustments
                              ------------    ------------    ------------    ------------

Revenues                      $    236,448    $    108,709                    $    345,157
Expenses
     Internet Access Cost          131,070          83,988                         215,058
     Depreciation and
     Amortization                   67,902          39,803    (3)  $12,073         119,778
     General and
     Administrative                601,475          86,924                         688,399
   Other Operating Expenses      1,418,069          72,336                       1,490,405
                              ------------    ------------                    ------------
Total Operating Expenses         2,218,516         283,051          12,073       2,513,640
                              ------------    ------------                    ------------
Operating Loss                  (1,982,068)       (174,342)        (12,073)     (2,168,483)
Other Income (Expense)                   8           7,595                           7,603
                              ------------    ------------                    ------------
Loss Before Taxes               (1,982,060)       (166,747)        (12,073)     (2,160,880)
Income Tax Benefit                       0               0                               0
Net Loss                      ($ 1,982,060)   ($   166,747)        (12,073)   ($ 2,160,880)
                              ============    ============                    ============
Net Loss Per Common Share
                              ($     0.024)                                   ($     0.026)
Weighted Average Number
of Shares Outstanding           83,109,557                                      83,109,557

(1)  To eliminate assets and liabilities not acquired
(2) To record consideration paid and allocation of excess purchase price to intangible assets
(3)  To record amortization of intangible assets

Children's Technology Group, Inc.
---------------------------------

During the three months ended September 30, 2003, USURF acquired certain assets of Children's Technology Group, Inc. ("CTG") a provider of content-filtering internet services. In connection therewith, we used $150,000 of our cash on hand and issued 2,800,000 shares of our common stock. No significant revenues have been recorded for the period ended September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Statements

     Accompanying Consolidated Financial Statements

     A review of the accompanying consolidated financial statements has not yet been completed by our independent auditors. The Company will file an amended Form 10-QSB once our auditors have completed their review.

     Forward-Looking Statements And Associated Risks

     This filing contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of USURF America, Inc. ("USURF" or the "Company"), (b) anticipated trends in the Company's industry,
(c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     Overview of Our Business

     During 2001 and the first quarter of 2002, USURF focused all of its efforts and capital on the exploitation of wireless Internet access products. Beginning in April 2002, with the arrival of its new president, USURF began to expand its business offerings. By the beginning of 2003, USURF had become a provider of a broad range of communications systems. USURF has begun building its wireless Internet network in Denver and Colorado Springs. It has become the preferred telecommunications services provider in four Denver-area MDU properties, providing video and data services to these properties.

     USURF currently operates as a provider of video (cable television) and data (Internet) services to business and residential customers. It also markets and sells telecommunications-related hardware and software. Its business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. USURF's growth strategy also includes acquisitions of communications-related business or properties which would provide a potential customer base for its services.

     2003 Acquisitions

     In the first quarter of 2003, USURF acquired certain assets from Associated Equipment Specialists, Inc. ("AES"), a telecommunications company that enabled USURF to begin to operate as a seller of telecommunications-related hardware and services. In June 2003, USURF executed a letter of intent to acquire certain assets of Teleconnex Solutions, LLC ("Teleconnex"), a private company, that sells telecommunications-related hardware and software. A letter agreement executed by the seller contemporaneously with the letter of intent provides that, pending the execution of a definitive purchase agreement concerning the transaction, USURF will provide all services to certain of the seller's customers and will pay all costs incurred to provide such service. In exchange, the seller will pay USURF a management fee in an amount equal to all revenues generated by the provision of such services. During the term of such letter agreement, USURF will invoice all such customers and retain all monies collected on such invoices. USURF will continue to operate under the letter agreement until a definitive purchase agreement is executed with the seller. Through September 30, 2003, USURF recorded revenues of $168,491 related to the AES transaction and the Teleconnex letter agreement. These revenues appear in our statements of operations for the period ended September 30, 2003.

     In March 2003, USURF entered into an agreement to purchase the customer base of an Arizona competitive local exchange carrier, subject to requisite approvals from the Arizona Corporation Commission (ACC) and other regulatory authorities. During the second quarter of 2003, based upon several reasons, including the failure of the ACC to provide the necessary approvals, USURF terminated the agreement.

     Effective August 26, 2003, USURF acquired the customer base (approximately 510 customers) and related assets of Pipeline Networks of Colorado, LLC, ("Pipeline") a privately-held Denver, Colorado-area provider of high speed broadband Internet access service. The acquired customers receive their broadband Internet access via traditional digital subscriber line (DSL) or cable-modem services. The Pipeline acquisition included all of the assets needed to provide broadband DSL and cable-modem services at each of the twelve multiple dwelling unit properties to which we obtained rights of entry. In the acquisition we used $45,000 of our cash on hand and issued a promissory note, face amount $111,300, due December 15, 2003, with interest accruing at 8% per annum. Our subsidiary, USURF Communications, Inc., is the maker of the promissory note and we have guaranteed payment of the note. Additionally, we are to deliver to Pipeline, prior to December 15, 2003, the cash sum of $156,300 or, in our discretion, 1,281,148 shares of our common stock. We have not yet determined whether we will elect to deliver cash or stock. This sum is reflected on the balance sheet as an "other current liability" at September 30, 2003. Through September 30, 2003, USURF recorded revenues of $28,566 related to the Pipeline transaction. These revenues appear in our statements of operations for the period ended September 30, 2003.

     Effective September 5, 2003, USURF acquired certain assets of Children's Technology Group, Inc. ("CTG"), a Golden, Colorado-based Internet portal providing a content-protected online environment for children. In the acquisition, we used $150,000 of our cash on hand and issued 2,800,000 shares of our common stock. In addition to revenues from the sale of services directly to customers, the Company expects to generate significant revenues through the licensing of the CTG content-filtering software. No significant revenues have been recorded for the period ended September 30, 2003.

     Going Concern

     The Company's auditors stated in their reports on the financial statements of the Company for the period ended December 31, 2001 and 2002 that the Company is dependent on outside financing and has had losses that raise substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2003 and 2002, USURF incurred a net loss of $1,990,795 and $2,374,375, respectively. As of September 30, 2003, USURF had an accumulated deficit since re-entering the development stage of $42,198,284. Management is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Significant Plant or Equipment Purchases

     We do not currently anticipate any significant plant or equipment purchases during the next twelve months.

     Employees

     We currently have nine full-time employees. We do not anticipate hiring additional employees during the remainder of 2003. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan of operations for 2003.

     Summary of Critical Accounting Policies

     Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in USURF's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     While management believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of USURF's consolidated financial statements, management cannot guarantee that its estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, USURF may be required to make adjustments to these estimates in future periods.

     Results of Operations

     Three Months Ended September 30, 2003 And 2002

     Revenues

     For the three months ended September 30, 2003 and 2002, USURF had $165,278 and $4,676, respectively in revenue. During the three months ended September 30, 2003, USURF's revenues were derived primarily from the sale of internet access services, telecommunications-related hardware and services, and satellite-based CATV access services. These revenues are recognized and recorded on an accrual basis.

     Operating Expenses

     For the three months ended September 30, 2003 and 2002, operating expenses were $825,160 and $619,492, respectively. During the three months ended September 30, 2003, operating expenses consisted primarily of professional and consulting fees of $200,529, all of which was paid in stock, salaries and commissions of $256,246, most of which was paid in stock, and other general and administrative expenses of $296,322 consisting primarily of $19,612 of contract labor, $141,500 of directors fees, $16,110 of payroll tax expense, $23,373 of printing and reproduction expense and $26,690 of stockholder relations expense. Printing and reproduction and stockholder relations expenses this quarter are attributable to the printing and solicitation of proxies in connection with the annual stockholders' meeting.

     Net loss

     For the three months ended September 30, 2003, USURF had a net loss of $772,008, or $.008 per share. In the comparable period of the prior year, USURF had a net loss of $623,484, or $.013 per share.

     Nine Months Ended September 30, 2003 And 2002

     Revenues

     For the nine months ended September 30, 2003 and 2002, USURF had $236,448 and $13,978, respectively in revenue. Revenues during the nine months ended September 30, 2003 were derived primarily from the sale of internet access services, telecommunications-related hardware and services, and satellite-based CATV access services. These revenues are recognized and recorded on an accrual basis.

     Operating Expenses

     For the nine months ended September 30, 2003 and 2002, operating expenses were $2,087,446 and $2,362,358, respectively. During the 2003 period, operating expenses consisted primarily of professional and consulting fees of $754,837, all of which was paid in stock, salaries and commissions of $582,086, $473,250 of which was paid in stock, and other general and administrative expenses of $601,475 consisting primarily of $125,000 of commitment fees incurred in connection with the Second Fusion Capital agreement, $141,500 of directors' fees, $26,302 of payroll tax expense, $25,411 of printing and reproduction expense, $27,176 of public relations expense, $19,000 of costs to acquire right-of-entry agreements, $64,810 of stockholder relations, stock-transfer and stock exchange-related expenses, $13,766 of supplies expense, $16,678 of telephone expense and $20,817 of travel-related expenses.

     Net loss

     For the nine months ended September 30, 2003, USURF had a net loss of $1,990,795, or $.024 per share. In the comparable period of the prior year, USURF had a net loss of $2,374,375, or $.061 per share.

     Liquidity

     Since its inception, USURF has had significant working capital deficits. However, as of September 30, 2003, USURF had positive working capital of $ 148,708 compared to a net working capital deficit of $1,214,489 at September 30, 2002. A net working capital deficit means that current liabilities exceeded current assets at September 30, 2002. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities.

     Currently, USURF believes that it has sufficient cash from the sale of securities to continue its current business operations until it begins to obtain funds under the second Fusion Capital common stock purchase agreement. During the nine months ended September 30, 2003, USURF received approximately $1,477,232 from the sale of securities. At September 30, 2003, USURF had cash on hand of $260,309.

     We anticipate that our cash needs over the next 12 months will be approximately $1,518,265, consisting of general working capital needs of $960,000 and the satisfaction of our current liabilities of $558,265. Over the long term, we will require at least $2,000,000 in order to accomplish our business objectives. Currently, we do not possess enough capital to accomplish our business objectives.

     USURF anticipates that its capital needs will be met under its Stock Purchase Agreement with Fusion Capital. USURF is required to register the sale of the stock by Fusion Capital prior to such capital becoming available to USURF. USURF anticipates filing a registration statement with respect to such shares in the forth quarter of 2003. USURF is also seeking other sources of financing to fund its operations, although no assurances can be given that it will be successful in such efforts. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to curtail or cease operations.

     Capital Resources

     In March 2003, USURF entered into a second common stock purchase agreement with Fusion Capital, which agreement is substantially similar to the first agreement. Under the second agreement, Fusion Capital is to purchase up to $10 million of our common stock, based on future stock prices. We will not begin to sell shares to Fusion Capital under this agreement, until such time as we have completed a registration proceeding relating thereto with the SEC. We anticipate filing a registration in the fourth quarter of 2003.

     Cash Used in Operating Activities

     During the first nine months of 2003, the Company's operations used cash of $663,843 compared to $417,951 used during the same period in 2002. For the 2003 period, the Company's net loss of $1,990,795 is offset by various non-cash expenses of $1,251,413. In each period reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.

     Cash Used in Investing Activities

     During the first nine months of 2003, the Company's engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies. The total value of our capital investments for the period was $384,715 compared to only $28,567 used during the same period in 2002. During the 2003 period, capital assets were also acquired through the issuance of stock valued at $688,848 and notes payable value at $111,300.

     Cash Provided by Financing Activities

     During the first nine months of 2003, the total value of the Company's financing activities was $1,225,733. During this period, $1,485,108 of cash was provided through the sale of stock and the exercise of common stock warrants. The company also used cash of $332,000 in connection with its business acquisition activities. Thus, the net cash provided by the Company's financing activities was $1,153,108 compared to cash of $506,579 provided during the same period in 2002.

ITEM 3. CONTROLS AND PROCEDURES

     As of September 30, 2003, USURF carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of USURF's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. USURF's Principal Executive Officer and Principal Accounting Officer have concluded that its disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this report.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454. The petitioning creditors were ProPeople Staffing, CTC Telecom, Inc. and Hawkins-Smith. In December 2000, CyberHighway and the petitioning creditors filed a joint motion to dismiss this proceeding. The joint motion to dismiss was denied because the creditors believe that CyberHighway's as-yet unasserted damage claims against the original petitioning creditors and their law firm and a claim against Dialup USA, Inc. represent CyberHighway's most valuable assets. These as-yet unasserted claims include claims for bad faith filing of the original bankruptcy petition as to the original petitioning creditors and their law firm, as well as claims for tortious interference with beneficial business relationships as to Dialup USA, Inc. It is likely that, at some time in the future, a final order of bankruptcy will be entered with respect to CyberHighway. No prediction of the timing of such an order can be made, although we believe that such an order would come only after the final adjudication of the claims described above.

     In January 2000, we instituted arbitration proceedings against Christopher
L. Wiebelt, our former vice president of finance and chief financial officer. At a recent hearing, we alleged that Mr. Wiebelt violated certain terms of his employment agreement and sought damages resulting from those violations, while Mr. Wiebelt claimed wrongful termination under his employment agreement. The arbitrator has awarded Mr. Wiebelt $75,000, plus legal expenses of approximately $25,000. We are attempting to negotiate payment terms. This case is styled:
USURF America, Inc. vs. Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01.

     In July 2002, we became aware of an existing default judgment against us, dated June 7, 2001, in the approximate amount of $22,000. The lawsuit, filed by a law firm in Boise Idaho, went unchallenged as a result of administrative errors. We are attempting to negotiate payment terms. This case is styled:
Marcus, Merrick, Montgomery, Christian & Hardee, LLP vs. USURF America, Inc., District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0101693D.

     In June 2003, one of our subsidiaries, USURF Telecom, Inc., was named as a defendant in a lawsuit filed by Qwest Corporation. USURF Telecom has filed its answer, denying any liability. Our management believes that Qwest's allegations are without merit. This case is styled: Qwest Corporation vs. Maxcom, Inc. (f/k/a Mile High Telecom, CLEC for Sale, Inc. and Mile High Telecom, Inc.), et. al., District Court, City and County of Denver, Colorado, Case No. 03 CV 1676.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended September 30, 2003, we issued the following securities:

1. (a) Securities Issued. In July 2003, 75,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Robert L. Volgelsang.

     (c) Consideration. Such shares were issued pursuant to a consulting agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

2. (a) Securities Issued. In July 2003, 100,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Clyde Pittman.

     (c) Consideration. Such shares were issued pursuant to a consulting agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

3. (a) Securities Issued. In August 2003, 3,000,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Peter Rochow.

     (c) Consideration. Such shares were issued pursuant to a consulting agreement.

     (d) Exemption from Registration. These securities were issued to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

4. (a) Securities Issued. In August 2003, 1,700,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Joe Coors, Jr.

     (c) Consideration. Such shares were issued for cash, at a price of $.12 per share.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

5. (a) Securities Issued. In August 2003, 333,333 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to M3 Telecom, Inc.

     (c) Consideration. Such shares were issued pursuant to a consulting agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

6. (a) Securities Issued. In September 2003, 75,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Brian McManus.

     (c) Consideration. Such shares were issued pursuant to a consulting agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

7. (a) Securities Issued. In September 2003, 100,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to The Writer Group.

     (c) Consideration. Such shares were issued pursuant to a consulting agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

8. (a) Securities Issued. In September 2003, 1,450,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Douglas O. McKinnon.

     (c) Consideration. Such shares were issued as compensation in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

9. (a) Securities Issued. In September 2003, 1,100,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Kenneth J. Upcraft.

     (c) Consideration. Such shares were issued as compensation in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

10. (a) Securities Issued. In September 2003, 1,100,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Christopher K. Brenner.

     (c) Consideration. Such shares were issued as compensation in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

11. (a) Securities Issued. In September 2003, 825,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Michael T. Woods.

     (c) Consideration. Such shares were issued as compensation in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

12. (a) Securities Issued. In September 2003, 2,800,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Children's Technology Group, Inc.

     (c) Consideration. Such shares were issued pursuant to an asset purchase agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

13. (a) Securities Issued. In September 2003, 1,935,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Ken and Connie Williamson.

     (c) Consideration. Such shares were issued for cash, at a price of $.16 per share.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

14. (a) Securities Issued. In September 2003, 1,000,000 warrants for the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to Ken and Connie Williamson.

     (c) Consideration. Such warrants were issued at no cost in connection with a private stock purchase agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

     (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.19 per share and the warrants are exercisable for a period of two years from issuance.

15. (a) Securities Issued. In September 2003, 500,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to John Pritzlaff, III.

     (c) Consideration. Such shares were issued for cash, at a price of $.20 per share.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

16. (a) Securities Issued. In September 2003, 2,500,000 warrants for the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such warrants were issued to John Pritzlaff, III.

     (c) Consideration. Such warrants were issued for cash, at a price of $.04 per share.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

     (e) Terms of Conversion or Exercise. Exercise price of the warrants is $.18 per share and the warrants are exercisable for a period of two years from issuance.

17. (a) Securities Issued. In September 2003, 600,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to HomeSync, Inc.

     (c) Consideration. Such shares were issued as payment for a note payable and related accrued interest.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

18. (a) Securities Issued. In September 2003, 200,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Richard E. Wilson.

     (c) Consideration. Such shares were issued as a director's fee in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

19. (a) Securities Issued. In September 2003, 150,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Ross Bravata.

     (c) Consideration. Such shares were issued as a director's fee in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

20. (a) Securities Issued. In September 2003, 1,300,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to David Loflin.

     (c) Consideration. Such shares were issued as a director's fee in lieu of cash.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

21. (a) Securities Issued. In September 2003, 3,418,750 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Evergreen Venture Partners, LLC.

     (c) Consideration. Such shares were issued upon the exercise of stock purchase warrants.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

22. (a) Securities Issued. In September 2003, 132,250 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Three Point Properties.

     (c) Consideration. Such shares were issued upon the exercise of stock purchase warrants.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Date and Type of Meeting. An annual meeting of the stockholders was held on September 22, 2003.

     (b)  Election of Directors. Directors elected at the meeting were Douglas
          O. McKinnon, David M. Loflin, Richard E. Wilson, and Ross S. Bravata. Effective October 22, 2003, David Loflin resigned as a director for personal reasons.

     (c) At the meeting, the following matters were voted upon and the following votes were cast as to each matter:

          (i) Election of directors; 75,766,229 votes were cast in favor of such proposal; 0 votes were cast against the proposal; and 487,852 shares abstained from voting on the proposal;

          a. Ratification of Hein + Associates, LLP as the Company's independent auditors; 75,801,257 votes were cast in favor of such proposal; 385,964 votes were cast against the proposal; and 66,860 shares abstained from voting on the proposal;

          b. Approval of amendment to the company's Articles of Incorporation to increase the number of authorized common shares to 400,000,000 and to authorize the issuance of 100,000,000 shares of $.0001 par value preferred stock; 74,800,492 votes were cast in favor of such proposal; 1,372,534 votes were cast against the proposal; and 81,055 shares abstained from voting on the proposal; and

          c. Ratification of the adoption of a stock ownership plan for officers, directors and consultants of the company; 74,353,821 votes were cast in favor of such proposal; 1,587,635 votes were cast against the proposal; and 312,625 shares abstained from voting on the proposal.

ITEM 5. EXHIBITS AND FORM 8-K

     (a)  Exhibits.

Exhibit No.       Description
-----------       -----------

4.1               Second Amended and Restated 2002 Stock Ownership Plan

31.1              Certification of the Chief Executive Officer re: Section 302
31.2              Certification of the Chief Financial Officer re: Section 302
32.1 Certification of the Chief Executive Officer and Chief Financial Officer re: Section 906

     (b)  Reports on Form 8-K.

          During the three months ended September 30, 2003, we filed two Current Report on Form 8-K, as follows:

          - Date of event: August 26, 2003, wherein we reported the acquisition of business assets; and

          - Date of event: September 22, 2003, wherein we reported the holding of the Company's annual shareholders' meeting and business transacted thereat.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 20, 2003                        USURF AMERICA, INC.

                                                  By: /S/ Douglas O. McKinnon
                                                  ---------------------------
                                                  Douglas O. McKinnon
                                                  Chief Executive Officer