Form 10QSB/A
period 2003-09-30
USURF AMERICA INC
filed 2003-12-05
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

The following unaudited proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2002 and presents proforma financial information for the nine months ended September 30, 2002. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.

                                      Historical
                                                                 Proforma        Proforma
                                USURF          Pipeline         Adjustments     Adjustments
                             ------------    ------------       ------------    ------------
Revenues                     $     13,978    $     74,568                       $     88,546
Expenses
     Internet Access Cost          25,820          26,041                             51,861
     Depreciation and
     Amortization                  22,917          48,262   (1) $     21,495          92,674
     General and
     Administrative               201,021         136,316                            337,337
  Other Operating Expenses      2,138,420         126,034                          2,264,454
                             ------------    ------------                       ------------
Total Operating Expenses        2,388,178         336,653             21,495       2,746,326
                             ------------    ------------                       ------------
Operating Loss                 (2,374,200)       (262,085)           (21,495)     (2,657,780)
Other Income (Expense)               (175)            195                                 20
                             ------------    ------------                       ------------
Loss Before Taxes              (2,374,375)       (261,890)           (21,495)     (2,657,760)
Income Tax Benefit                      0               0                                  0
                             ------------    ------------                       ------------
Net Loss                     ($ 2,374,375)   ($   261,890)           (21,495)   ($ 2,657,760)
                             ============    ============
Net Loss Per Common Share    ($      0.06)                                      ($      0.07)
Weighted Average Number
of Shares Outstanding          38,938,546                                         38,938,546



The following unaudited proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2003 and presents proforma financial information for the nine months ended September 30, 2003. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.

                                       Historical
                                                                  Proforma        Proforma
                                 USURF          Pipeline         Adjustments     Adjustments
                              ------------    ------------       ------------    ------------

Revenues                      $    236,448    $    154,091                       $    390,539
Expenses
     Internet Access Cost          131,070         106,985                            238,055
     Depreciation and
     Amortization                   67,902          54,410   (1) $     12,073         134,385
     General and
     Administrative                601,475         128,111                            729,586
   Other Operating Expenses      1,418,069          90,145                          1,508,224
                              ------------    ------------                       ------------
Total Operating Expenses         2,218,516         379,651             12,073       2,610,240
                              ------------    ------------                       ------------
Operating Loss                  (1,982,068)       (225,560)           (12,073)     (2,219,701)
Other Income (Expense)                   8          24,281                             24,289
                              ------------    ------------                       ------------

Loss Before Taxes               (1,982,060)       (201,279)           (12,073)     (2,195,412)
Income Tax Benefit                       0               0                                  0
                              ------------    ------------                       ------------
Net Loss                      ($ 1,982,060)   ($   201,279)           (12,073)   ($ 2,195,412)
                              ============    ============                       ============
Net Loss Per Common Share
                              ($     0.024)                                      ($     0.026)
Weighted Average Number
of Shares Outstanding           83,109,557                                         83,109,557

(1)  To record amortization of intangible assets

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

Dated:   December 4, 2003                         USURF AMERICA, INC.

                                                  By: /S/ Douglas O. McKinnon
                                                  ---------------------------
                                                  Douglas O. McKinnon
                                                  Chief Executive Officer