Form 10KSB
period 2003-12-31
USURF AMERICA INC
filed 2004-04-14
CIK 1035398

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

                           Commission File No. 1-15383

                               USURF America, Inc.
                               -------------------
                 (Name of Small Business Issuer in its Charter)

                 Nevada                             91-2117796
                 ------                             ----------
     (State or Other Jurisdiction of   (IRS Employer Identification Number)
     Incorporation or Organization)

        6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919
        -----------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (719) 260-6455
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
     Title of Each Class             Name of Exchange on Which Registered
     -------------------             ------------------------------------
        Common Stock                          OTC Bulletin Board

       Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $403.764.

The number of shares outstanding of the issuer's classes of common equity as of April 13, 2004 was 141,920,835 shares of common stock, par value $.0001.

Documents Incorporated by Reference: ______________________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                     PART I

Item 1. Description of Business
-------------------------------

The Company
-----------

The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc." In July 1999, the name was changed to "USURF America, Inc."

Our headquarters are located at 6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919; our telephone number is (719) 260-6455.

Current Overview
----------------

     During 2003, we continued to implement and expand our business plan beyond solely offering wireless Internet access service. We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software.

     In early 2003, we restructured our operations by creating three new subsidiary corporations that reflect our operating divisions:

     - NEIGHBORLYNC, Inc. - this subsidiary secures right of entry (ROE) agreements for the provision of voice, video and/or data services with owners of multiple dwelling unit (MDU) properties, as well as to "greenfield" developers, that is, developers of undeveloped land.

     - USURF Systems & Technologies, Inc. - this subsidiary conducts all of our telecommunications-related equipment and software sales operations for business communications.

     - USURF Communications, Inc. - this subsidiary, directly and through other subsidiaries, provides video and data services to our customers.

     References to the "Company","us", "our" and "we" include USURF America, Inc., USURF Development, Inc., NeighborLync. Inc., USURF Systems & Technologies, Inc. and USURF Communications, Inc.

Our current business plan involves obtaining, through internal growth, as many, video and data customers as possible as well as voice services in fiscal 2004. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

Industry Background.
--------------------

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

The United States cable and telecommunications industry is large and robust. In recent years the industry has changed from a provider of a single product, analog CATV, into a competitive provider of multiple entertainment, information and telecommunications services. The new broadband infrastructure has allowed companies to expand into services such as telephony, high-speed Internet access and digital CATV.

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

Our Business
------------

     We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software.

Our business plan involves the bundling of voice, video and internet services which enables us to better negotiate and obtain ROE agreements with owners of MDUs. We plan to expand and market our operations by obtaining new ROE agreements through internal sales efforts, as well as through the acquisition of other communications companies. The terms of these ROE agreements range to 20 years.

We also offer a bundled package of video and internet services to small businesses; as well as obtaining ROE agreements with owners of commercial properties or multiple tenant units (MTUs). Under these agreements the owners/managers of the MTUs provide marketing for company products and services.

Telephone (Voice) Services
--------------------------

At December 31, 2003, we did not provide telephone service to any customers, however we have executed definitive agreements with SunWest Communications Inc. (SunWest) and Connect Paging, Inc. d/b/a Get A Phone (GAP) and we have executed a letter of intent with Apollo Communications, Inc. (Apollo) to acquire GAP and all of the assets of both SunWest and Apollo. SunWest, GAP and Apollo provide local, long distance and enhanced communication services to Texas and Colorado customers. These companies are Competitive Local Exchange Carriers (CLECs) and are subject to regulation by the Texas and Colorado Public Utilities Commissions
(PUC). These transactions for the purchases of GAP and the assets of Sunwest and Apollo are subject to the prior approval of the PUC.

Cable Television (Video) Services
---------------------------------

The company currently operates as a private cable operator (PCO) whereby it is not subject to franchise regulations. However, through the company's subsidiary, Neighborlync, Inc., the company has applied for a franchise in Elbert County Colorado.

We deliver our cable television services by re-transmitting programming signals via antenna and principal head-end electronic equipment that receive and process signals from satellites, via both analog and digital transmissions. Currently, we obtain our programming through program access agreements with the National Cable Television Cooperative (NCTC), DirecTV, Headend in the Sky (HITS), Dish Network and direct contracts with other content providers. We also process and distribute off-air transmission signals from local network affiliates and independent television stations. For analog services, our system architecture generally eliminates the need for set-top converter boxes when it is connected to cable-ready television sets, and enables us to activate service for subscribers without entering into an apartment. For digital services, a set-top converter box is required. In the future, we plan to employ the technology that provides the most attractive return on invested capital without compromising service.

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

Internet (Data) Services
------------------------
Wireless Access
---------------
     Wireless Internet Access
     ------------------------

     "Wireless Internet" is a relatively new type of communications spectrum designated by the FCC. Wireless Internet access requires a transmission facility maintained by an ISP employing a wireless system and the user's modem (a transmitter/receiver modem) equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or, in some situations, from a mobile, lap-top computer. Prior to the arrival of our new management, in April 2002, we marketed our proprietary wireless Internet access system under the "Quick-Cell" brand name. Our management has continued to market our wireless communications products under the "Quick-Cell" name, but no longer relies on a proprietary product design. We now use a combination of "off-the-shelf" components and company's new proprietary IP based software technology in constructing a wireless Internet system and delivering our wireless Internet services to customers. This change in equipment strategy, is based on our management's belief that the off-the-shelf components coupled with its new proprietary IP technology, offer greater reliability and greater certainty of supply. The company's new Quick Cell line will support all equipment meeting Wi-Fi (wireless fidelity) 802.11(x) standards operating in the unlicensed 2.4,
     5.2 and 5.8GHz 802.11(x) spectra, and can be deployed far less expensively than other wireline and cable technologies.

     Current Markets
     ---------------

     We are currently developing a network backbone and support infrastructure that will serve the front range of Colorado, from Greeley to Pueblo including the large municipalities of Denver and Colorado Springs. Our progress has been slowed, due to our need to create the required network and systems to provide a quality service. We currently provide video (cable
     TV) and high-speed, broadband internet access to multiple MDUs and MTUs in Denver and Colorado Springs. We have begun to market these services aggressively to office building owners and property managers who may be interested in providing our internet access service to their tenants on a building-wide basis.

     In addition to our Denver and Colorado Springs operations, we have entered into agreements with developers to provide video, voice and data services to properties in northern Colorado.

     In the fourth quarter, 2003 the company began deployment of high speed data access to high-end, recreational vehicle, resort communities in the Phoenix, Arizona area.

     In each of our markets, our progress in developing our business has been impaired by a lack of capital. Unless we obtain needed capital, the growth of the business will continue to be slow.

     Cable Access
     ------------

     We are able to offer high-speed internet dedicated service via cable modems using the existing cable infrastructure at certain MDU properties. The properties are connected to the internet via T-1 telephone lines leased from bandwidth providers.

Telecommunications Equipment and Software Sales
-----------------------------------------------

In February 2003, we acquired assets from a telecommunications company that have enabled us to begin to operate as a seller of telecommunications-related services, hardware and software. We offer a broad array of products and the start to this part of our business has shown some success. For the year ended December 31, 2003, revenues from the sale of services, hardware and software totaled approximately $219,000.

Intellectual Property Sales
---------------------------

On October 2, 2003, the company acquired all the assets of Children's Technology Group (CTG), a Golden, Colo.-based Internet portal providing a content-protected online environment for children. CTG's flagship product is Garfield Island(TM), available via download at www.GarfieldIsland.com , and features the world-famous cartoon cat. This acquisition was completed with a combination of cash and common stock.

In October 2003, the Company entered into an agreement to license certain software acquired in the CTG purchase to ZKid Network Company (OTC Bulletin
Board: ZKID). The company will provide ZKid Network Company's product with an additional layer of security and greater empowerment to parents for the soon-to-be released KidsKeep Safe Internet Software Program. The terms of the agreement called for a license fee payment of $485,000 paid with a combination of $25,000 cash and two million shares of stock. The agreement also calls for a monthly fee, based upon sales, with a minimum of $4,000 per month. The license fee has been recorded as deferred revenue and is being amortized over the two year term of the agreement using the straight line method. The balance of deferred revenue at December 31, 2003 was $403,333. At December 31, 2003, the value of the stock had declined and accordingly, the Company recorded an unrealized comprehensive loss of $160,000 and reduced the carrying value of the stock by $160,000. The company has recognized approximately $62,000 of revenue relating to this agreement during 2003.

Our Sales and Marketing Strategy
--------------------------------

For our bundled (voice, video and/or data) telecommunications services, we target MDU properties and planned community developments and the residents living there. Our selling cycle for obtaining "right-of-entry" (ROE) agreements that will permit us to offer our services to MDU tenants includes proposal presentation, contract negotiations and service implementation, a cycle that can require up to nine months. While we plan to bolster our growth through acquisitions, securing new ROE agreements through direct marketing efforts is an integral part of our strategy to grow and achieve operating efficiencies and positive cash flow.

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

During 2004 we may enter a new market or new markets, depending on the level of funding we are able to obtain. We expect a large majority of our new passings growth will occur from acquisitions with the remaining from internal growth activities from local marketing efforts.

Key Suppliers
-------------

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

Customer Service and Support
----------------------------

We are committed to the highest levels of customer satisfaction. We believe that maintaining high levels of customer satisfaction will remain as a key competitive factor. Currently, we provide customer support during normal business hours and after hours support through a third party, ensuring that our customers will always be able to reach support services.

Competition
-----------

The market for cable television, internet and telephony services is extremely competitive. Under the terms of our ROE agreements, we generally are required to provide products and services that are competitive with those offered by other providers. We compete for customers on the basis of price, services offered and customer service. Local franchised cable television providers, such as Comcast and Adelphia, represent our principal competition. These competitors are typically very large companies with significantly greater resources than ours.

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

We face competition from other internet access providers, as well as large, national providers of telecommunications service providers who are beginning to enter this market.

The market for internet access services, in which our internet access service will compete, is extremely competitive and highly fragmented. Current and prospective competitors include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than do we. We currently compete, or expect to compete, for the foreseeable future, with the following: national Internet service providers, numerous regional and local Internet service providers, most of which have significant market share in their markets; established on-line information service providers, such as America Online, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting, co-location and other Internet-based business services; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers.

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

Regulation
----------

     General
     -------

     Our future telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, PUC). At the federal level, the Federal Communication Commission (FCC), among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act (the "1996 Act").

     The PUC reviews and must approve all CLEC transfers, which may impact all of our potential CLEC acquisitions.

     Telephony Regulation
     --------------------

     The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provided us with new opportunities to provide local telephone services on a more cost-effective basis.

     Cable Television Regulation
     ---------------------------

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

     Access to Property. Federal law provides franchise cable operators access to public rights-of-way and certain private easements. These provisions generally have been limited by the courts to apply only to external easements and franchise operators have not been able to use these rights to access the interior of MDUs without owner consent. In some jurisdictions, franchise operators have been able to use state or local access laws to gain access to property over the owner's objection and in derogation of a competing provider's exclusive contractual right to serve the property. These "mandatory access" statutes typically empower only franchise cable operators to force access to an MDU and provide residential service regardless of the owner's objections. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator would be able to access an MDU and provide service in competition with us regardless of whether we have an exclusive ROE with the owner. The ability of franchise operators to force access to an MDU and take a portion of the subscriber base could negatively effect our operating margin at a particular property. It is often the case, particularly at the local level, that the mandatory access provision is suspect under constitutional principles because, for example, it does not provide the MDU owner compensation for the "taking" of its property.

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

     Regulation of Franchise Cable Television Rates. The FCC, through local governments, regulates the rates that franchised cable systems can charge for basic monthly service and certain customer premises equipment, unless "effective competition" exists in a local market. This general requirement does not apply to charges for pay services. Further, the regulations allow certain bulk discounts to MDU customers, enabling franchised cable systems to be more competitive with private cable operators such as us.

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

     Wireless Internet Regulation
     ----------------------------

     Our wireless Internet access products operate in unregulated spectra, the 2400 MHz, 5200 MHz and 5800 MHz being the primary frequencies, and we expect that such spectra will remain unregulated.

     Regulation of Internet Access Services
     --------------------------------------

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

     Regulation of the Internet
     --------------------------

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

     Employees
     ---------

     We have seven employees, including three officers. Two of our officers have entered into employment agreements. In addition, we contract for the services of a few consultants for engineering and installation services.

Risk Factors Concerning Us and Our Common Stock
-----------------------------------------------

The most significant risks and uncertainties associated with our business are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and an investor may lose all or part of his or her investment.

     We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

     We have incurred annual operating losses since our inception. As a result, at December 31, 2003, we had an accumulated deficit of $43,861,845. Our gross revenues for the twelve months ended December 31, 2003, were $403,764, with a loss from operations of $3,583,460 and a net loss of $3,654,356. At December 31, 2002, we had an accumulated deficit of $40,207,489. For the year ended December 31, 2002 our gross revenues were $0, with losses from operations of $3,969,548 and net losses of $4,160,422. As a result of losses and cash flow constraints the independent auditors report includes a going concern.

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

     The Market Price Of Our Common Stock Is Very Volatile And The Value Of Your Investment May Be Subject To Sudden Decreases

     The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $0.24 per share and $.07 per share since January 1, 2004. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, technological innovations or new commercial products by us or our competitors, could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

     A Low Market Price May Severely Limit The Potential Market For Our Common Stock

     Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

     Our Stock Has Been De-listed from the American Stock Exchange

     On March 9, 2004, trading of our common stock on the American Stock Exchange was suspended because the company failed to maintain the continued listing standards of AMEX. As a result our common stock currently trades on the NASD's OTC Bulletin Board and is categorized as a "penny stock," as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our stock trades on the OTC Bulletin Board, it can be expected that investors in our common stock may find it more difficult to profit on their investments in our stock.


Item 2. Description of Property
-------------------------------

General
-------

We own equipment, including office and network equipment, necessary to conduct our business.

In Colorado Springs, Colorado, we lease our executive office space for a monthly rental of $5,500. One of our subsidiaries, USURF Systems and Technologies, Inc. leases a small office in Parker, Colorado for a monthly rental of $3,000.

Intellectual Property
---------------------

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We plan to file patent applications relating to our proprietary IP based software technology.

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


Item 3. Legal Proceedings
-------------------------

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway, Inc. in the Idaho Federal Bankruptcy Court, styled In Re:
CyberHighway, Inc., Case No. 00-02454. CyberHighway is a now non-operating subsidiary of the Company that operated as an internet service provider. There were no developments in this matter during 2003. During 2004, the company will attempt to obtain a final order of bankruptcy and have this matter discharged.

In July 2002, an adverse arbitration decision was rendered against the Company in favor of one of our former employees, Christopher L. Weibelt. The decision arose out of a claim by Mr. Weibelt of wrongful termination under his employment agreement. The arbitration matter was styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. In September 2003, judgment was entered by a Louisiana District Court on the arbitration award, plus accrued interest and attorneys fees totaling approximately $124,000. In February 2004, we entered into a settlement agreement with Mr. Weibelt under which we agreed to satisfy the judgment by making an initial payment of $30,000 and six equal monthly payments thereafter for the balance. Under the settlement agreement, the judgment will be fully satisfied in August 2004.

In June 2001, a default judgment in the amount of $23,666 was entered against us in the matter styled: Marcus, Merrick, Montgomery, Christian & Hardee, LLP vs. USURF America, Inc., District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0101693D. The lawsuit, filed by a law firm in Boise, Idaho, arose out of a dispute regarding legal fees and went unchallenged as a result of administrative error. In February of 2004, we settled this matter for the amount of $39,404.74. Counsel for the plaintiff has filed with the court an acknowledgment of full satisfaction of the judgment.

In June 2003, one of our subsidiaries, USURF Telecom, Inc., was named as a defendant in a lawsuit filed by Qwest Corporation. USURF Telecom has filed its answer, denying any liability. To date, there has been no activity in the case involving USURF Telecom, nor has the plaintiff directed any attention to USURF Telecom beyond the original filing of the lawsuit. Company management believes that Qwest's allegations are without merit. This case is styled: Qwest Corporation vs. Maxcom, Inc. (f/k/a Mile High Telecom, CLEC for Sale, Inc. and Mile High Telecom, Inc.), et. al., District Court, City and County of Denver, Colorado, Case No. 03 CV 1676.

In March 2004, we became aware of a default judgment in the amount of $12,963, rendered against us on November 13, 2001 in the matter styled Teletronics International, Inc. v. USURF America, Inc.; Cause No. 0108-07513-D; in the City Court of Baton Rouge, Louisiana. The lawsuit arose out of a dispute regarding a vendor invoice and went unchallenged as a result of administrative error. In March 2004, we settled this matter for the amount of $17,217.20. Counsel for the plaintiff will file appropriate documents with the court to acknowledgment full satisfaction of the judgment.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

On September 22, 2003, USURF America, Inc. held its 2003 Annual Meeting of Shareholders, originally scheduled for August 8, 2003. The annual meeting was adjourned, inasmuch as a quorum was not present at the scheduled meeting time. Upon reconvening the annual meeting, a quorum being present, the following directors were elected: Douglas O. McKinnon, David M. Loflin, Richard E. Wilson and Ross S. Bravata; Hein & Associates, LLP was ratified as our auditor for 2003; a proposed amendment to our articles of incorporation was approved; and our 2002 Stock Ownership Plan was ratified.

On September 23, 2003, we filed a certificate of amendment to our articles of incorporation, whereby our authorized capital was increased from 100,000,000 shares of common stock, par value $.0001, to 400,000,000 shares of common stock, $.0001 par value, and 100,000,000 shares of preferred stock, $.0001 par value.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

Market Information
------------------

During 2003 and until March 9, 2004, our common stock traded on the American Stock Exchange, under the symbol "UAX". The table below sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the American Stock Exchange:

      Quarter/Period Ended                 High             Low
      --------------------                 ----             ---
      March 31, 2002                       .25              .08
      June 30, 2002                        .12              .04
      September 30, 2002                   .11              .04
      December 31, 2002                    .13              .04
      March 31, 2003                       .09              .05
      June 30, 2003                        .29              .04
      September 30, 2003                   .24              .13
      December 31, 2003                    .35              .15
      March 9, 2004                        .24              .20

On March 5, we were notified by the American Stock Exchange ("AMEX") that, following a hearing on March 4, 2004, a Listing Qualifications Panel of the AMEX Committee on Securities affirmed a decision by the AMEX staff to delist our common stock. On March 9, 2004, AMEX suspended trading of our common stock. On March 10, 2004, our common stock began trading on the "pink sheets" and on March 22, 2004, began trading "over the counter" under the symbol "USUR.OB." The table below shows the range of high and low bid information for the period March 10, 2004 through March 31, 2004.

     Period Ended                          High             Low
     ------------                          ----             ---
     March 31, 2004                        .11              .06


Holders

On March 24, 2004, there were approximately 1,210 holders of record of our common stock.

                   Securities Authorized for Issuance Under Equity Compensation Plans
-------------------------------------------------------------------------------------------------------
                                                                                Number of securities
                                                                                remaining available for
                                                                                future issuance under
                             Number of Securities to    Weighted-average        equity compensation
                             be issued upon exercise    exercise price of       plans (excluding
                             of outstanding options,    outstanding options,    securities reflected in
Plan Category                warrants and rights        warrants and rights     column (a))
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                                                                             (1)
holders                               0                          0                      1,060,520

Equity compensation plans
not approved by security
holders                               0                          0                          0

Individual Compensation
Arrangements                          0                          0                         n/a
-------------------------------------------------------------------------------------------------------
Total                                 0                          0                      1,060,520
-------------------------------------------------------------------------------------------------------

Note (1) Represents the number of shares of the Company's common stock remaining available for future issuance under the Company's Second Amended and Restated 2002 Stock Ownership Plan.


Dividends

We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2003, we issued the following securities:

1. (a) Securities Issued. In October 2003, 50,000 shares of the Company's common stock were issued.

     (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Kenneth J. Upcraft.

     (c) Consideration. Such shares were issued pursuant to an employment agreement.

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

     (e) Terms of Conversion or Exercise. Exercise price of the options is $.128 per share and the options are exercisable for a period of two years from issuance.

Information regarding issuance of unregistered securities during the first nine months of 2003 has been disclosed in each of the Quarterly Report on Form 10-QSB filed by the Company during 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Current Overview

     During the first quarter of 2002, we focused all of our efforts and capital on the exploitation of our wireless internet access products. Beginning in April 2002, with the arrival of our new president, we began to expand our business. By the beginning of 2003, we had become a provider of a broad range of video (cable television) and data (internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software. We have begun building our internet network in Denver and Colorado Springs and have become the preferred communications services provider for a number of Denver-area MDU properties, providing video and data services.

Our business plan involves obtaining, through internal growth, as many video and data customers as possible. Our growth strategy also includes acquisitions of communications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

Plan of Operation

We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers. We also market and sell telecommunications-related hardware and software. In 2004 we plan to add voice (telephone) services to our package of service offerings.

Our business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. Our growth strategy also includes acquisitions of communications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

2003 Acquisitions

Effective August 26, 2003, USURF acquired the customer base (approximately 510 customers) and related assets of Pipeline Networks of Colorado, LLC, ("Pipeline") a privately-held Denver, Colorado-area provider of high speed broadband Internet access service. The acquired customers receive their broadband Internet access via traditional digital subscriber line (DSL) or cable-modem services. The Pipeline acquisition included all of the assets needed to provide broadband DSL and cable-modem services at each of the twelve multiple dwelling unit properties to which we obtained rights of entry. In the acquisition we used $45,000 of our cash on hand and issued a promissory note, face amount $111,300, due December 15, 2003, with interest accruing at 8% per annum. By virtue of a modification and extension agreement executed by the parties, the promissory note was paid in full in January, 2004. Additionally, pursuant to the modification and extension agreement, we are obligated to pay to Pipeline the amount of $156,000, plus accrued interest, in the form of cash or stock, in our discretion, on or before April 13, 2004. This sum is reflected on the balance sheet as an "other current liability" at December 31, 2003. Any stock so issued will be included in a From SB-2 registration to be filed with the SEC. We have not yet determined whether we will elect to deliver cash or stock. Through December 31, 2003, USURF recorded revenues of $54,810 related to the Pipeline transaction. These revenues appear in our statements of operations for the year ended December 31, 2003.

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

In October, 2003 the company signed a $465,000 licensing agreement with ZKid Network Company (OTC Bulletin Board: ZKID) for CTG's proprietary technology. The company will provide ZKid Network Company's product with an additional layer of security and greater empowerment to parents for the soon-to-be released KidsKeep Safe Internet Software Program. Under the license agreement, USURF received cash and stock for $465,000 and will receive royalty payments over the next two years. At December 31, 2003, the value of the stock had declined and accordingly, the Company recorded an unrealized loss of $160,000 and reduced the carrying value of the stock by $160,000. The company has recognized approximately $62,000 of revenue relating to this agreement during 2003.

2004 Acquisitions

In the first quarter of 2003, USURF acquired certain assets from Associated Equipment Specialists, Inc. ("AES"), a telecommunications company that enabled USURF to begin to operate as a seller of telecommunications-related hardware and services. In June 2003, USURF executed a letter of intent to acquire certain assets of Teleconnex Solutions, LLC ("Teleconnex"), a private company, that sells telecommunications-related hardware and software. A definitive agreement related to the Teleconnex acquisition was executed by the parties in February 2004. Through December 31, 2003, USURF recorded revenues of $219,000 related to the AES and Teleconnex transactions. These revenues appear in our statements of operations for the period ended December 31, 2003.

SunWest Communications, Inc.

In February, 2004, the Company signed a definitive agreement to acquire the assets of SunWest Communications, Inc. ("SunWest"). The assets include SunWest's telecommunications network of fiber optic lines covering over 100 linear miles, state-of-the-art operations facilities and equipment (including a Lucent 5ESS switch). SunWest provides PUC licensed telecommunications services to approximately 7,500 residential and commercial customers in the state of Colorado. This acquisition provides the company with an integral component in its business plan to offer a complete voice, video and data service package.

SunWest is based in Colorado Springs, CO and currently generates over $5.0 (unaudited) million in annual revenues and has delivered high quality telecommunications services for nearly seven years. SunWest serves primarily the growing southern Colorado market, including Colorado Springs (population 517,000), Pueblo (147,000) and Canon City (45,000). The transaction is subject to the approval of the Colorado Public Utilities Commission.

Apollo Communications, Inc.

In October 2003, the Company announced that it had signed a Letter of Intent to acquire the assets of Apollo Communications, Inc. of Colorado Springs ("Apollo"). Apollo provides data and high-speed internet access services as well as local and long distance telephone services. Apollo has over 5,500 (unaudited) customers and generates $4.0 million (unaudited) in annual revenues. The transaction is subject to the approval of the Colorado Public Utilities Commission.

Connect Paging, Inc. d/b/a Get A Phone

In March 2004, the Company announced that it had signed a stock purchase agreement to acquire Connect Paging, Inc. d/b/a Get A Phone ("GAP"). The purchase price consists of $2,000,000 in cash and 15,000,000 shares of common stock of the Company. GAP operates as a competitive local exchange carrier
(CLEC) in Texas offering local and long distance telephone services. Gap has acquired approximately 14,000 (unaudited) customers that will generate over $8.0 million (unaudited) in annual revenues. The transaction is subject to the approval of the Texas Public Utilities Commission.

Financing Activities

Atlas Capital Services, LLC

In January 2004, the Company entered into an agreement with Atlas Capital Services, LLC ("Atlas") to provide financing directly or indirectly to the Company. Under the terms of the agreement, the Company will pay to Atlas a fee equal to 10% of the principal amount of the Transaction Amount to be paid as proceeds are received by the Company from each Transaction.

In March 2004, Atlas arranged for the Company to complete the closing of a private placement totaling $3,100,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,100,000 in convertible debentures convertible into common stock at $0.10 per share, and 125% warrant coverage at an exercise price of $0.12 per share. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement, except that, the conversion price of the convertible debentures shall be $0.12 per share.

Critical Accounting Policies
----------------------------

There were no material changes to our critical accounting policies during fiscal 2003, except for the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

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

Revenue Recognition
-------------------

We charge our video and data customers monthly service fees and recognize the revenue in the month the services are provided or equipment is sold. The Company also charges a license fee for sales of certain software consisting of an "up front" fee and a monthly fee over the term of the agreement. The up front fee is amortized over the life of the agreement and the monthly fees are recognized in the month earned. Allowances for estimated returns and discounts are recognized when sales are recorded and are based on our experience. Significant management judgments and estimates must be made and used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of revenues for any period if management makes different judgments or utilizes different estimates.

Asset Impairment - Goodwill
---------------------------

In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Litigation
----------

We have been involved in lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters, as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. As noted above, we settled the Marcus Merrick matter and the Weibelt matter in early 2004. The liabilities related to these matters were accrued at December 31, 2003. Other than the Cyberhighway bankruptcy matter, we are unaware of any other existing or potential litigation or judgment and have made no litigation-related accruals at December 31, 2003.

Inventories
-----------

Our inventories are valued at the lower of cost or market value. We also identify obsolete items of inventory that are not forecasted to be used in our future operations and record an allowance for those items. To date, we have performed full physical inventory counts on an annual basis. In the future, as we expand our operations, it is possible that we may instead rely on cycle counts at warehouses and distribution centers to measure inventory. Currently, however, inventories do not represent a material item on our balance sheet and are generally not a significant factor in our operations.

Accounts Receivable
-------------------

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

Results of Operations
---------------------

     Twelve Months Ended December 31, 2003 and 2002
     ----------------------------------------------

     Revenues

     For the twelve months ended December 31, 2003 USURF had $403,764 in revenue and for the twelve months ended December 31, 2002 USURF had no revenues. During the twelve months ended December 31, 2003, USURF's revenues were derived primarily from the sale of internet access services, telecommunications-related hardware and services, satellite-based CATV access services and software licensing. These revenues are recognized and recorded on an accrual basis.

     Operating Expenses

     For the twelve months ended December 31, 2003 and 2002, operating expenses were $3,493,720 and $3,837,517, respectively. During the twelve months ended December 31, 2003 and 2002, operating expenses consisted primarily of professional and consulting fees of $1,709,556 and $2,794,020, respectively, all of which were paid in stock, salaries and commissions of $1,028,246 and $899,967, respectively, most of which was paid in stock, and other general and administrative expenses of $755,918 and $143,530, respectively, consisting primarily of $130,384 and $7,336 in depreciation and $113,517 and $20,051 in rent.

     Net loss

     For the twelve months ended December 31, 2003, USURF had a net loss of $3,654,356, or $0.04 net loss per share. For the twelve months ended December 31, 2002, USURF had a net loss of $4,160,422 or $0.09 net loss per share.

Liquidity
---------

Since its inception, USURF has had significant working capital deficits. At December 31, 2003, USURF had a net working capital deficit of $ 757,040 compared to $100,301 at December 31, 2002. A net working capital deficit means that current liabilities exceeded current assets. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. As a result our independent auditors have issued a going concern opinion.

Currently, USURF believes that it will have sufficient cash from the private placements of its securities through its arrangement with Atlas Capital Services, LLC to continue its current business operations. During the twelve months ended December 31, 2003, USURF received approximately $1,007,000 from the sale of securities and $1,258,232 from exercise of warrants. At December 31, 2003, USURF had cash on hand of $72,597.

We anticipate that our cash needs over the next 12 months will be approximately $1,500,000, consisting of general working capital needs of $650,000 and the satisfaction of our current liabilities of approximately $850,000. Over the long term, we will require at least $3,500,000 in order to accomplish our business objectives. Currently, we do not possess enough capital to accomplish all of our business objectives.

USURF anticipates that its capital needs will be met under its arrangement with Atlas Capital Services, LLC. USURF may also seek other sources of financing to fund its operations, although no assurances can be given that it will be successful in such efforts. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to curtail or cease operations.

Capital Resources
-----------------

Atlas Capital Services, LLC

In January 2004, the Company entered into an agreement with Atlas Capital Services, LLC ("Atlas") to provide financing directly or indirectly to the Company. In March 2004, Atlas arranged for the Company to complete the closing of a private placement totaling $3,100,000. The placement consisted of $1,000,000 in common stock at $0.12 per share, $2,100,000 in convertible debentures convertible into common stock at $0.10 per share, and 125% warrant coverage at an exercise price of $0.12 per share. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement, except that, the conversion price of the convertible debentures shall be $0.12 per share.

Cash Used or Provided in Operating Activities.

     Cash Used in Operating Activities

During the year ended December 31, 2003, the Company's operations used cash of $1,056,395 compared to $646,837 used during the year ended December 31, 2002. For the year 2003, the Company's net loss of $3,654,356 is offset by various non-cash expenses of $2,379,769. For each year reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.

     Cash Used in Investing Activities

The total value of our capital expenditures for 2003 was $1,326,009 compared to only $73,359 during 2002. For the year 2003, this primarily consisted of cash for acquisitions and future acquisitions.

     Cash Provided by Financing Activities

During the year ended December 31, 2003, the total amount of the Company's financing activities was $2,343,433 compared to $831,754 in 2002. During 2003, $2,286,433 of cash was provided through the sale of stock and the exercise of common stock warrants.


Item 7. Financial Statements
----------------------------

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

On January 16, 2003, we dismissed Postlethwaite & Netterville as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On January 17, 2003, we engaged Hein & Associates LLP as our new independent auditor, to audit our financial statements for the year ended December 31, 2002 and succeeding years. The lone member of the audit committee of our board of directors recommended this change in auditors and the full board approved the change.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors and Executive Officers
--------------------------------

The following table sets forth the current officers, directors and significant employees of USURF America.

     Name of Director       Age                    Title(s)
     ----------------       ---                    --------

     Douglas O. McKinnon    53   Director, President and Chief Executive Officer
     Richard E. Wilson      62   Director
     Ross S. Bravata        44   Director
     Kenneth J. Upcraft     54   Executive Vice President
     Ronald Bass            37   Principal Accounting Officer

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

DOUGLAS O. MCKINNON
-------------------

Mr. McKinnon became president and chief executive officer of the Company in April 2002. During the five years prior to his joining the Company, he served as chief executive officer of IP Services, Inc., a next-generation communications services provider using broadband Internet Protocol (IP) and Asynchronous Transfer Mode (ATM) based networks; executive vice president and chief financial officer of AVIRNEX Communications Group, Inc., a provider of retail telecommunications service including domestic and international long distance and enhanced services to small and medium-sized business customers; and vice-president of ICG Communications, Inc, one of the country's largest competitive local exchange carriers offering local, long distance, ATM and frame relay services with a nationwide fiber optic infrastructure. Mr. McKinnon is a former practicing CPA with the SEC practice section of Coopers & Lybrand.

RICHARD E. WILSON
-----------------

Mr. Wilson was co-founder of The Association of Communications Enterprises (ASCENT) (formerly the Telecommunications Resellers Association), a leading trade group representing entrepreneurial and small business communications companies. He served on that organization's board in 1992 and 1993 and is currently Chairman Emeritus of ASCENT. At present, Mr. Wilson is a principal and executive vice president of business development of NetPort-Datacom, Inc., a privately-held Mukilteo, Washington-based provider of international voice service. During 2001 and 2002, Mr. Wilson was a principal in SigBioUSA, LLC, a Mulkiteo, Washington-based telecommunications consulting firm with expertise in both wireline and wireless telecommunications applications. From May 2000 to April 2001, Mr. Wilson was president and chief executive officer of Open Telecommunications North America, a wholly-owned subsidiary of Open

Telecommunications Australia (OT), a publicly-traded company in Australia that provides telecommunications-network-infrastructure related products and services. Also, from 2000 through January 2002, Mr. Wilson served as a director of GlobalNet International Telecommunications, Inc., an Illinois-based provider of global telecommunications services. GlobalNet was publicly traded under the symbol GBNE, until acquired by Titan Corporation.

ROSS S. BRAVATA
---------------

Mr. Bravata has, since 1981, worked for Novartis (formerly Ciba Corporation), in various positions, and currently serves as a Senior Control Systems Technician. In such capacity, Mr. Bravata supervises the service and maintenance of electronic instrumentation.

KENNETH J. UPCRAFT
------------------

Mr. Upcraft joined the Company in August 2002. For more than the five years prior to that time, he owned and operated Pantel, a consultancy focused on providing professional services to telecommunications and Internet service providers, including wireless Internet access providers.

RONALD BASS
-----------

Ronald S. Bass brings more than 13 years of executive finance and operations experience - Chief Financial Officer of Phantom Group, Chief Financial Officer of Knovada, former Director of Finance and Operations at Vista Travel Ventures, Manager Administration at Group Voyagers and business consultant to over two-dozen start-up businesses. Experienced in equity funding, treasury management, financial analysis, tax planning, accounting system design and implementation, business planning, process engineering and risk management.

Board of Directors
------------------

There currently exist two vacancies on our board of directors, one of which is to be filled by a person named by Evergreen Venture Partners, LLC, pursuant to a stock purchase agreement. (This agreement with Evergreen Venture Partners, LLC is discussed below under "Item 12. Certain Relationships and Related Transactions".) We are making our best effort to locate additional qualified persons who are willing to fill such vacancies. To date, no such person has committed to join the board.

Our full board did not meet during 2003; however, it took action by unanimous written consent in lieu of a meeting on numerous occasions.

Executive Committee
-------------------

Our board of directors created an executive committee to facilitate management between meetings of the full board of directors. The executive committee is composed of Douglas O. McKinnon and Richard E. Wilson. Pursuant to our bylaws, between meetings of the full board, the executive committee has the full power and authority of the board in the management of our business and affairs, except to the extent limited by Nevada law. Pursuant to the bylaws of the executive committee, as adopted by the full board, the executive committee has the authority to exercise all powers of the board, except the power:

     -    to declare dividends;

     - to sell or otherwise dispose of all or substantially all of our assets;

     -    to recommend to our shareholders any action requiring their approval;
          and

     - to change the membership of any committee, fill the vacancies thereon or discharge any committee.

During 2003, the Executive Committee did not meet in person; however, it took action by unanimous written consent in lieu of a meeting on numerous occasions.

Audit Committee
---------------

The audit committee of our board of directors is now composed of Douglas O. McKinnon (chairman), Richard E. Wilson and Ross S. Bravata. Our board appointed Messrs. McKinnon, Wilson and Bravata to the audit committee effective as of March 28, 2003. Our board has determined that Mr. McKinnon has the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. The purposes of the audit committee are:

     - to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;

     -    to oversee the independent auditors' qualifications and independence;

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

In March 2003, our board approved the amendment and restatement of the audit committee charter. The board has determined that the audit committee meets the current applicable rules and regulations of the SEC. Due to resignations by two of our independent directors and our inability to attract qualified replacements, the audit committee was comprised of only one member, Mr. Loflin, during nearly all of 2002. Mr. Loflin, in his position as a member of the audit committee, approved the dismissal of our former independent auditors, Postlethwaite & Netterville, and the engagement of Hein & Associates LLP as our auditors of our financial statements for the year ended December 31, 2002 and succeeding years.

Code of Ethics
--------------

We have adopted a code of ethics that applies to our executive officers including Douglas O. McKinnon, Kenneth J. Upcraft and Ronald Bass.

Compensation of Directors
-------------------------

Non-employee directors receive annual payments for their service as directors, nor has our board established a per-meeting stipend. At such time as our cash position improves, it is likely that the board will begin to compensate non-employee directors. However, no determination of the amount of any such payment amounts has been made. Directors who are also employees receive no additional compensation for their service on the board and its committees.

During 2002, one of our directors, Ross S. Bravata, received, for his service as a director, 200,000 shares of our common stock, valued at $0.06 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $12,000. Mr. Bravata received an additional 150,000 shares of our common stock, valued at $0.19 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $28,500. In March 2003, in connection with his agreement to become a board member, Richard E. Wilson received 200,000 shares of our common stock, valued at $.05 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $10.000. In November 2003, he received an additional 200,000 shares valued at $0.19 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $38,000.

Indemnification of Directors and Officers
-----------------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

The Company's executive officers and directors, and beneficial owners of more than 10% of the Common Stock, are required to file initial reports of ownership and reports of changes of ownership of the Common Stock with the SEC. The SEC's rules require such person to furnish the Company with copies of all Section 16(a) reports they file. The Company has determined that not all of the reports required to have been filed during 2003 have been filed. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) of the Exchange Act, the Company has determined that Messrs. McKinnon, Wilson, Bravata and Upcraft have failed to file any reports required by Section 16(a) of the Exchange Act during 2003 and prior fiscal years, and that Mr. Brenner failed to timely file a Form 3 in 2002 and 2003. Mr. Brenner filed a Form 3 late in 2003.

Item 10. Executive Compensation
-------------------------------

Executive Compensation
----------------------

The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                                                     Annual Compensation                 Long-Term Compensation
                                        ---------------------------------------------   ------------------------
   Name, Principal        Fiscal        Salary $             Bonus $        Other       Securities      All
       Position            Year                                             Annual      Underlying     other
                                                                         Compensation   Options #   compensation
                                                                              $                          $
----------------------------------------------------------------------------------------------------------------
Douglas O. McKinnon        2003         $180,000(1)               $0          $0                 0      $0
[President and Chief       2002         $127,500(2)         $310,456(2)
Executive Officer]         2001          NOTE (A)

David M. Loflin            2003          $75,000(3)                0          $0                 0      $0
[former Chairman of the    2002         $150,000(4)         $200,000(4)       $0                 0      $0
Board and former           2001         $150,000(5)         $133,000(6)       $0                 0      $0
President]

Waddell D. Loflin          2003          NOTE (C)
[former Vice President     2002          $79,167(7)         $200,000(9)       $0                 0      $0
and Secretary]             2001         $100,000(8)          $18,000(10)      $0                 0      $0

James Kaufman              2003          NOTE (D)
[former Vice President -   2002          $95,000(11)        $200,000(13)      $0                 0      $0
Corporate Development]     2001         $120,000(12)              $0          $0                 0      $0

Kenneth J. Upcraft         2003         $150,000(14)              $0          $0                 0      $0
[Executive Vice            2002          $62,500(15)         $58,220(15)      $0                 0      $0
President] 2001 NOTE (B)

Christopher K. Brenner     2003         $120,000(16)              $0          $0                 0      $0
[former Vice-President     2002               $0(17)              $0          $0                 0      $0
of Finance and             2001          NOTE(E)
Administration]

(A)  Mr. McKinnon was not employed by us during this fiscal year.

(B)  Mr. Upcraft was not employed by us during this fiscal year.

(C)  Mr. Loflin was resigned, effective March 31, 2003.

(D)  Mr. Kaufman was not employed by us during this fiscal year.

(E)  Mr. Brenner was not employed by us during this fiscal year

(1) $95,500 of Mr. McKinnon's salary amount was paid by the issuance of 1,450,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(2) $91,044 of Mr. McKinnon's salary amount and $10,456 of his bonus amount were paid by the issuance of 1,450,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance. $300,000 of Mr. McKinnon's bonus amount was paid by the issuance of 3,000,000 shares of our common stock, upon his executing his employment agreement, which shares were valued at $.10 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(3) $75,000 of Mr. Loflin's salary amount was paid by the issuance of 1,300,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance

(4) $42,750 of Mr. Loflin's salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $107,250 of Mr. Loflin's salary amount was paid by the issuance of 618,000 shares of our common stock, a per share value of $.173 per share, a per share price higher than the market price that was negotiated by us with Mr. Loflin. Mr. Loflin's bonus amount was paid by the issuance of 2,000,000 shares of our common stock, upon his executing an amendment to his employment agreement, which shares were valued at $.10 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(5) $53,612 of this amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein).

(6) This bonus was paid by the issuance of 700,000 shares to Mr. Loflin, which were valued at $.19 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(7) $29,167 of Mr. Loflin's salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $50,000 of Mr. Loflin's salary amount was paid by the issuance of 600,000 shares of our common stock, a per share value of $.083 per share, a per share price higher than the market price that was negotiated by us with Mr. Loflin.

(8) $24,423 of Mr. Loflin's salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein).

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

(11) $35,000 of Mr. Kaufman's salary amount was accrued; Mr. Kaufman waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $60,000 of Mr. Kaufman's salary amount was paid by the issuance of 600,000 shares of our common stock, a per share value of $.10 per share, a per share price higher than the market price that was negotiated by us with Mr. Kaufman.

(12) $106,270 of this amount was accrued; $96,000 of this amount was payable in shares of our common stock. In connection with the Evergreen transaction (described elsewhere herein), Mr. Kaufman waived payment of this amount.

(13) This bonus was paid by the issuance of 2,000,000 shares to Mr. Kaufman in connection with the Evergreen transaction (described elsewhere herein), which shares were valued at $.10 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(14) $70,000 of Mr. Upcraft's salary amount was paid by the issuance of 1,150,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(15) $47,500 of Mr. Upcraft's salary amount and $22,220 of his bonus amount were paid by the issuance of 996,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance. $36,000 of Mr. Upcraft's bonus amount was paid by the issuance of 600,000 shares of our common stock, upon his executing his employment agreement, which shares were valued at $.06 per share, the last closing price of our common stock, as reported by AMEX, on the date of his executing his employment agreement.

(16) $66,500 of Mr. Brenner's salary amount was paid by the issuance of 1,100,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(17) During 2002, Mr. Brenner served as a consultant to the Company.


Employment Contracts and Termination of Employment and Change-in-Control Agreements
------------------------------------------------------------------------

Each of our current executive officers has entered into an employment agreement.

The following table summarizes certain provisions of the employment agreements.

                                                              Annual
  Name of Officer            Position(s)          Term        Salary      Date
  ---------------            -----------          ----      ----------    ----

Douglas O. McKinnon   President and Chief        3 years     $180,000    4/15/02
                      Executive Officer

Kenneth J. Upcraft    Executive Vice President   3 years    $150,000(1)  7/31/02


(1) 80% of this officer's salary may be paid with shares of our common stock, in our discretion.

In connection with each of their respective employment agreements, the executive officers entered into confidentiality agreements and agreements not to compete with the Company during the term of employment and for a period of one year thereafter.

Under Mr. McKinnon's employment agreement, should the Company (1) experience a change in control or (2) change Mr. McKinnon's responsibilities with the Company, Mr. McKinnon has the right, in his sole discretion, to terminate his employment with the Company and the Company would be liable for all compensation remaining to be paid during the then-current term of his employment agreement, plus an additional period of one year.

Under each employment agreement, if the executive is terminated by the Company other than for cause, he will be entitled to continue to receive his base salary for the unexpired term of his employment contract.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

2002 Stock Ownership Plan
-------------------------

In March 2002, our board adopted a stock ownership plan for our officers, directors and consultants known as the 2002 Stock Ownership Plan, as amended and restated in December 2002. The Plan was further amended and restated in October 2003, as approved by our board.

The 2002 Plan was established by the board as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2002 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries' operations is dependent. Persons who are either officers, directors or consultants are eligible to participate in the 2002 Plan. The board may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 23,000,000 shares of our common stock have been reserved for issuance under the 2002 Plan (as amended and restated) and registration statements on Forms S-8 (SEC File Nos. 333-102167 and 333-110660) relating to the 2002 Plan, as amended, have been filed with the SEC. Under the 2002 Plan, to date, 21,939,480 shares of our common stock have been issued to officers, directors or consultants.

Stock Appreciation Rights
-------------------------

We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Common Stock

As of March 24, 2004, there were 139,938,653 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the current beneficial ownership of our common stock, by (1) persons known to be beneficial owners of more than 5% of our common stock, (2) each our officers and directors and (3) our officers and directors, as a group. Unless otherwise noted, the address of the listed persons is 6005 Delmonico Drive, Suite 140, Colorado Springs, Colorado 80919.

         Name and                          Number of         Percentage of
        Address of                          Shares              Shares
        Beneficial                       Beneficially        Beneficially
          Owner                              Owned             Owned (1)
          -----                              -----             ---------

Douglas O. McKinnon                        5,400,000             3.59%

Richard E. Wilson(2)                         350,000              *

Ross S. Bravata(3)                           150,000              *

Kenneth J. Upcraft                         2,746,000             1.83%

All executive officer and directors        8,646,000             5.75%
as a group (4 persons)

Evergreen Venture Partners, LLC (4)       15,000,000             9.97%

------------------------

*    Represents beneficial ownership of less than 1%.

(1) Based on 150,397,562 shares outstanding at Marc 24, 2004, including a total of 8,476,727 shares underlying currently outstanding and exercisable warrants.

(2)  Mr. Wilson's address is P.O. Box 2844, Kirkland, Washington 98083.

(3) Mr. Bravata's address is 7635 Jefferson Highway, Suite 309, Baton Rouge, Louisiana 70809.

(4)  Douglas O. McKinnon was a manager of Evergreen until June 30, 2003.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Evergreen Transaction
---------------------

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

Stock Issuances Pursuant to Evergreen Transaction
-------------------------------------------------

Pursuant to the Evergreen agreement, on April 15, 2002, the following occurred:

- We hired Douglas O. McKinnon as our new president and chief executive officer; Mr. McKinnon also became a director. In consideration of Mr. McKinnon's executing his employment agreement, we issued him 3,000,000 shares of our common stock. These shares were valued at $210,000.

- Our former president, David M. Loflin, became chairman of the board, reduced the term of his remaining term of employment from approximately four years to six months, waived the payment of all accrued and unpaid salary and waived the repayment of all loans made to us by him. In consideration of Mr. Loflin's executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $140,000.

- Our former vice president and secretary, Waddell D. Loflin, reduced the term of his remaining term of employment from approximately four years to six months and waived the payment of all accrued and unpaid salary. In consideration of Mr. Loflin's executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $140,000.

- Our former vice president of corporate development, James Kaufman, reduced the term of his remaining term of employment from one year to six months and waived the payment of all accrued and unpaid salary. In consideration of Mr. Kaufman's executing an amendment to his employment agreement that reflected the foregoing provisions, we issued him 2,000,000 shares of our common stock. These shares were valued at $140,000.

As a result of these common stock issuances, we incurred a charge against our earning of approximately $300,000 in 2002.

Share Issuances in Payment of Accrued Salary
--------------------------------------------

In 2002, we issued shares of our common stock in payment of accrued salary of certain of its executive officers, which shares were valued at $.07 per share, the closing price of our common stock, as reported by AMEX, on the date of issuance, as follows:

                                  Accrued Salary         No. of Shares
   Name of Officer               Paid with Shares      Issued in Payment
   ---------------               ----------------      -----------------

Douglas O. McKinnon                   $91,044             1,450,000(1)
David M. Loflin                       $43,123               618,000
Kenneth J. Upcraft                    $63,500               996,000
Christopher K. Brenner(2)             $11,250               140,000
James Kaufman(3)                      $48,000               600,000
Waddell D. Loflin(4)                  $34,533               600,000

-------------------------
(1) Included in this number of shares and in addition to the payment of accrued salary, Mr. McKinnon received a $10,456 bonus.

(2) At the time of the issuance of shares to Mr. Brenner, Mr. Brenner was serving as a consultant to the Company.

(3)  Mr. Kaufman is a former vice president of the Company.

(4)  Mr. Loflin resigned as an officer and director of the Company in March
     2003.

In 2003, we issued shares of our common stock in payment of accrued salary of certain executive officers, which shares were valued at $0.07 per share, the closing price of our common stock, as reported by AMEX, on the date of issuance, as follows:

                               Accrued Salary        No. of Shares
   Name of Officer            Paid with Shares     Issued in Payment
   ---------------            ----------------     -----------------

Douglas O. McKinnon               $ 95,500             1,450,000
David M. Loflin (1)               $ 75,000             1,300,000
Kenneth J. Upcraft                $ 70,000             1,150,000
Christopher K. Brenner(2)         $ 66,500             1,100,000

--------------------
(1)  Mr. Loflin resigned from the Company in October 2003.

(2)  Mr. Brenner resigned from the Company in December 2003.


Employment Agreements
---------------------

Each of our current officers has entered into an employment agreement. The following table summarizes certain provisions of the employment agreements.

   Name of Officer                  Position(s)               Term      Annual Salary    Date
   ---------------                  -----------               ----      -------------    ----
Douglas O. McKinnon          President and Chief Executive   3 years      $180,000(1)   4/15/02
                             Officer

David M. Loflin (2)          Chairman of the Board           6 months     $150,000      6/1/99,
                                                                                        amended
                                                                                        4/15/02

Kenneth J. Upcraft           Executive Vice President        3 years      $150,000(1)   7/31/02

Christopher K. Brenner (3)   Vice President of Finance and   2 years      $120,000(1)   2/4/03
                             Administration, Chief
                             Financial Officer and
                             Secretary
--------------------------

(1) 80% of this officer's salary may be paid with shares of our common stock, in our discretion.

(2)  Mr. Loflin resigned from the Company in October 2003.

(3)  Mr. Brenner resigned from the Company in December 2003.

In connection with each of their respective employment agreements, our officers entered into confidentiality agreements and agreements not to compete with us during the term of employment and for a period of one year thereafter.

Under Mr. McKinnon's employment agreement, should we (1) experience a change in control or (2) change Mr. McKinnon's responsibilities, Mr. McKinnon has the right, in his sole discretion, to terminate his employment with us and we would be liable for all compensation remaining to be paid during the then-current term of his employment agreement, plus an additional period of one year.

Under each employment agreement, if the officer is terminated by us other than for cause, he will be entitled to continue to receive his base salary for the unexpired term of his employment contract.


Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)(1) Financial Statements
---------------------------

     Index to Financial Statements of USURF America
     ----------------------------------------------

     Independent Auditor's Report
     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2003 and 2002
     Consolidated Statements of Operations for the Years Ended December 31, 2003
       and 2002
     Consolidated Statements of Changes in Stockholders' (Deficit) Equity for
       the Years Ended December 31, 2003 and 2002
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003
       and 2002
     Notes to Consolidated Financial Statements

(a)(2) Exhibits
---------------

     Exhibit No.                       Description
     -----------                       -----------

     99.1           Certification Pursuant to 18 U.S.C. Section 1350 of
                    President and CEO

     99.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Accounting Officer

(b) Reports on Form 8-K
-----------------------

During the three months ended December 31, 2003, we filed two Current Reports on Form 8-K, as follows:

     - Date of event: September 22, 2003, wherein we reported the holding of the Company's annual shareholders' meeting and business transacted thereat.

     - Date of event: August 26, 2003, wherein we amended our previous Form 8-K, filed on September 3, 2003, reporting the acquisition of business assets.

Subsequent to December 31, 2003, we filed three Current Reports on Form 8-K, as follows:

     - Date of event: February 6, 2004, wherein we reported the pending acquisition of business assets;

     - Date of event: March 10, 2004, wherein we reported the de-listing of our stock by the American Stock Exchange

     - Date of event: March 23, 2004, wherein we reported that effective March 22, 2004 that our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "USUR."


Item 14. Controls and Procedures
--------------------------------

As of March 24, 2004, an evaluation was performed by our Principal Accounting Officer, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of March 24, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 24, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          USURF AMERICA, INC.


                                          By: /s/ DOUGLAS O. MCKINNON
                                          ---------------------------
                                          Douglas O. McKinnon
                                          President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS O. MCKINNON      President and Chief Executive        April 14, 2004
-----------------------      Officer (Principal Executive
Douglas O. McKinnon          Officer) and Director


/s/ ROSS S. BRAVATA          Director                             April 14, 2004
-------------------
Ross S. Bravata


/s/ RICHARD E. WILSON        Director                             April 14, 2004
---------------------
Richard E. Wilson


/s/ RONALD BASS              Principal Accounting Officer         April 14, 2004
---------------
Ronald Bass


/s/ KENNETH J. UPCRAFT       Executive Vice President             April 14, 2004
----------------------
Kenneth J. Upcraft

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Form 10-KSB, no annual report or proxy material has been sent to security holders of USURF America. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Form 10-KSB.

                ------------------------------------------------
                      USURF AMERICA, INC. AND SUBSIDIARIES
                ------------------------------------------------
                 FINANCIAL STATEMENTS DECEMBER 31, 2003 and 2002





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheets - December 31, 2003 and 2002.....................F-3

Consolidated Statements of Operations - For the Years Ended
     December 31, 2003 and 2002..............................................F-5

Consolidated Statements of Changes in Shareholders' Equity -
     For the Years Ended December 31, 2003 and 2002..........................F-6

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 2003 and 2002..............................................F-8

Notes to Consolidated Financial Statements...................................F-9

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
USURF America, Inc.
Colorado Springs, Colorado


We have audited the accompanying consolidated balance sheet of USURF America, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming USURF America, Inc. will continue as a going concern. As more fully described in Note 3, the Company has recurring losses, and negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern (management's plans in regard to those matters are also described in Note 3). The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


/s/ HEIN & ASSOCIATES LLP
-------------------------
HEIN & ASSOCIATES LLP
Denver, Colorado

February 27, 2004

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                     2003               2002
                                                 -----------        -----------

CURRENT ASSETS
  Cash and cash equivalents                      $    72,597        $   111,568
  Marketable securities                              280,000                  0
  Accounts receivable                                 69,205                224
  Inventory                                           71,906              2,715
  Deposits and other assets                           44,910              4,942
                                                 -----------        -----------
    Total Current Assets                             538,618            119,449
                                                 -----------        -----------

PROPERTY AND EQUIPMENT
  Cost                                               681,511             73,359
  Less: accumulated depreciation                     (98,836)            (7,336)
                                                 -----------        -----------
    Total Property and Equipment                     582,675             66,023
                                                 -----------        -----------

INTANGIBLES                                          909,932            201,604
                                                 -----------        -----------

OTHER LONG TERM ASSETS                               805,000             20,000
                                                 -----------        -----------

TOTAL ASSETS                                     $ 2,836,225        $   407,076
                                                 -----------        -----------



        The accompanying notes are an integral part of these statements.


                                USURF AMERICA, INC. AND SUBSIDIARIES
                                     COLORADO SPRINGS, COLORADO
                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2003 AND 2002

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             2003            2002
                                                                         ------------    ------------
CURRENT LIABILITIES
  Notes payable, current portion                                         $    168,300    $     87,604
  Accounts payable                                                            429,954         131,146
  Accrued payroll                                                             119,825
  Other current liabilities                                                   156,379               0
  Deposits                                                                     17,867               0
  Deferred revenues                                                           403,333               0
  Notes payable to stockholder                                                      0           1,000
                                                                         ------------    ------------
    Total Current Liabilities                                               1,295,658         219,750
                                                                         ------------    ------------
  Commitments and Contingencies (Notes 6, 7, 11, 12, 13, & 15)


STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value; Authorized: 100,000,000, none outstanding (Note 11)
  Common stock, $.0001 par value; Authorized: 400,000,000 shares;
    Issued and outstanding: 114,684,486 in 2003 and 71,445,338 in 2002         11,468           7,145
  Additional paid-in capital                                               47,159,317      40,778,870
  Accumulated deficit                                                     (43,861,845)    (40,207,489)
  Subscriptions receivable                                                          0         (21,200)
  Deferred consulting                                                      (1,608,373)       (370,000)
  Other comprehensive loss                                                   (160,000)              0
                                                                         ------------    ------------
    Total Stockholders' Equity                                              1,540,567         187,326
                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  2,836,225    $    407,076
                                                                         ------------    ------------



                  The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003            2002
                                                   ------------    ------------

REVENUES
  Revenues                                         $    329,297    $          0
  License revenues                                       74,467
  Internet access costs, cost of goods sold            (493,504)              0
  Inventory write-down                                        0        (132,031)
                                                   ------------    ------------
Gross profit (loss)                                     (89,740)       (132,031)
                                                   ------------    ------------
*
OPERATING EXPENSES
  Professional fees                                   1,709,556       2,794,020
  Salaries and commissions                            1,028,246         899,967
  Rent                                                  113,517          20,051
  Depreciation and amortization                         130,384           7,336
  Other general and administrative                      512,017         116,143
                                                   ------------    ------------
    Total Operating Expenses                          3,493,720       3,837,517
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (3,583,460)     (3,969,548)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Other income                                           27,048           5,593
  Litigation settlement                                 (42,235)       (101,695)
  Impairment loss                                             0         (94,772)
  Interest expense                                      (55,709)              0
                                                   ------------    ------------
    Total Other Expense                                 (70,896)       (190,874)
                                                   ------------    ------------

LOSS BEFORE INCOME TAX                               (3,654,356)     (4,160,422)
                                                   ------------    ------------

INCOME TAX BENEFIT                                            0               0
                                                   ------------    ------------

NET LOSS                                           $ (3,654,356)   $ (4,160,422)
                                                   ------------    ------------

Net loss per common share                          $      (0.04)   $      (0.09)
                                                   ------------    ------------

Weighted average number of shares outstanding        89,186,106      45,008,651
                                                   ------------    ------------



        The accompanying notes are an integral part of these statements.


                          USURF AMERICA, INC. AND SUBSIDIARIES
                               COLORADO SPRINGS, COLORADO
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                 Common        Paid-in
                                                  Shares         Stock         Capital
                                               ------------   ------------   ------------

Balance at 12/31/2001                            23,848,108   $      2,385   $ 35,642,817
Issuance of common stock for cash                10,685,968          1,069        644,131
Issuance of common stock for legal fees           5,975,000            597        425,402
Issuance of common stock for consulting fees      8,549,500            855        655,431
Issuance of common stock for debt conversion      6,000,000            600        599,400
Issuance of common stock for compensation         6,436,000            644        593,876
Issuance of common stock for exercise of
  warrants                                        2,700,000            270        148,330
Issuance of common stock for services             2,000,000            200        142,800
Issuance of common stock for acquisitions         2,200,000            220        113,780
Issuance of common stock for subscriptions
  receivable                                        912,036             91        223,813
Issuance of warrants to non-employees                  --             --          396,604
Amortization of deferred consulting                    --             --             --
Shares no longer subject to rescission            2,138,726            214      1,192,486
Net loss                                               --             --             --
                                               ------------   ------------   ------------
Balance at 12/31/02                              71,445,338   $      7,145   $ 40,778,870
                                               ------------   ------------   ------------
Issuance of common stock for cash                 6,994,865            699      1,006,301
Issuance of common stock for legal fees             400,000             40         99,960
Issuance of common stock for consulting fees      3,981,500            398        653,727
Issuance of common stock for debt conversion        600,000             60         95,940
Issuance of common stock for compensation         4,525,000            452        284,298
Issuance of common stock for exercise of
  warrants                                       12,244,500          1,224      1,257,008
Issuance of common stock for services            10,918,283          1,092      2,028,113
Issuance of common stock for acquisitions         3,575,000            358        585,642
Proceeds on subscriptions receivable                   --             --             --
Amortization deferred consulting                       --             --             --
Issuance of warrants to non-employees                  --             --          325,258
Interest on convertible note                           --             --           44,200

Unrealized loss-marketable securities                  --             --             --
Net loss                                               --             --             --
                                               ------------   ------------   ------------
Comprehensive loss                                     --             --             --
Balance at 12/31/03                             114,684,486   $     11,468   $ 47,159,317
                                               ------------   ------------   ------------

Table continues on following page.


                                       USURF AMERICA, INC. AND SUBSIDIARIES
                                            COLORADO SPRINGS, COLORADO
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONTINUED)


                                               Accumulated     Subscriptions     Deferred      Comprehensive
                                                 Deficit        Receivable      Consulting         Income           Total
                                               ------------    ------------    ------------     ------------    ------------

Balance at 12/31/2001                          $(36,047,067)   $    165,750    $ (1,163,149)            --      $ (1,399,264)
Issuance of common stock for cash                      --           (10,000)           --               --           635,200
Issuance of common stock for legal fees                --              --          (370,000)            --            55,999
Issuance of common stock for consulting fees           --              --              --               --           656,286
Issuance of common stock for debt conversion           --              --              --               --           600,000
Issuance of common stock for compensation              --              --              --               --           594,520
Issuance of common stock for exercise of
  warrants                                             --           (11,200)           --               --           137,400
Issuance of common stock for services                  --              --              --               --           143,000
Issuance of common stock for acquisitions              --              --              --               --           114,000
Issuance of common stock for subscriptions
  receivable                                           --          (165,750)           --               --            58,154
Issuance of warrants to non-employees                  --              --              --               --           396,604
Amortization of deferred consulting                    --              --         1,163,149             --         1,163,149
Shares no longer subject to rescission                 --              --              --               --         1,192,700
Net loss                                         (4,160,422)           --              --               --        (4,160,422)
                                               ------------    ------------    ------------     ------------    ------------
Balance at 12/31/02                            $(40,207,489)   $    (21,200)   $   (370,000)            --      $    187,326
                                               ------------    ------------    ------------     ------------    ------------
Issuance of common stock for cash                      --              --              --               --         1,007,000
Issuance of common stock for legal fees                --              --          (100,000)            --                 0
Issuance of common stock for consulting fees           --              --          (320,000)            --           334,125
Issuance of common stock for debt conversion           --              --              --               --            96,000
Issuance of common stock for compensation              --              --              --               --           284,750
Issuance of common stock for exercise of
  warrants                                             --              --              --               --         1,258,232
Issuance of common stock for services                  --              --        (1,464,000)            --           565,205
Issuance of common stock for acquisitions              --              --              --               --           586,000
Proceeds on subscriptions receivable                   --            21,200            --               --            21,200
Amortization deferred consulting                       --              --           645,627             --           645,626
Issuance of warrants to non-employees                  --              --              --               --           325,258
Interest on convertible note                           --              --              --               --            44,200

Unrealized loss-marketable securities                  --              --              --           (160,000)       (160,000)
Net loss                                         (3,654,356)           --              --               --        (3,654,356)
                                               ------------    ------------    ------------     ------------    ------------
Comprehensive loss                                     --              --              --               --        (3,814,356)
Balance at 12/31/03                            $(43,861,845)   $          0    $ (1,608,373)    $   (160,000)   $  1,540,567
                                               ------------    ------------    ------------     ------------    ------------


                         The accompanying notes are an integral part of these statements.


                        USURF AMERICA, INC. AND SUBSIDIARIES
                             COLORADO SPRINGS, COLORADO
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                               2003           2002
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(3,654,356)   $(4,160,422)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization                              130,384          7,336
    Settlement of accruals and debt paid with stock                  0        315,501
    Consulting and other fees paid with stock                1,174,957      1,592,435
    Legal fees paid with stock                                 370,000        426,000
    Compensation expense paid with stock                       284,750        594,520
    Warrants issued to non-employees                           325,258        396,604
    Impairment loss and write down of assets                    50,000         94,772
    Accrection of interest expense on convertible debt          44,200
    Unrealized loss on marketable securities                  (160,000)
    Impairment loss and write down of inventory                      0        132,031

  Changes in operating assets and liabilities
    Accounts receivable                                        (68,981)          (224)
    Marketable Securities                                     (280,000)             0
    Inventory                                                  (69,191)             0
    Other assets                                               (39,986)       (24,942)
    Accounts payable                                           298,887         (4,908)
    Deferred revenue                                           403,333              0
    Accrued expenses and other current liabilities             134,350        (15,540)
                                                           -----------    -----------
      Net cash used in operating activities                $(1,056,395)   $  (646,837)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures for property and equipment          $  (346,009)   $   (73,359)
  Cash paid for future acquisitions                           (785,000)
  Cash paid for acquisitions                                  (195,000)   $   (73,359)
                                                           -----------    -----------
    Net cash used in investing activities                  $(1,326,009)   $   (73,359)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments received on subscriptions receivable            $    21,200    $    58,154
  Proceeds on notes payable - stockholder                            0          1,000
  Issuance of common stock for cash                          1,007,000        635,200
  Warrants exercised                                         1,258,233        137,400
  Proceeds from convertible debt                                57,000              0
                                                           -----------    -----------
    Net cash provided by financing activities                2,343,433        831,754
                                                           -----------    -----------
    Net increase (decrease) in cash and cash equivalents       (38,971)       111,558
  Cash and cash equivalents, beginning of period               111,568             10
                                                           -----------    -----------
  Cash and cash equivalents, end of period                 $    72,597    $   111,568
                                                           -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $    11,509    $         0
                                                           -----------    -----------
  Stock issued for acquisition of assets                   $   586,548    $   114,000
                                                           -----------    -----------
  Notes issued and accruals for acquisition of assets      $   267,600    $         0
                                                           -----------    -----------
  Stock issued for forgiveness of debt                     $    96,000    $   600,000
                                                           -----------    -----------


          The accompanying notes are an integral part of these statements.

                                        F-8

USURF AMERICA, INC. AND SUBSIDIARIES COLORADO SPRINGS, COLORADO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

1. BUSINESS AND BACKGROUND

USURF America, Inc. (the "Company"), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently operates as a provider of video (cable television) and data (Internet) services to business and residential customers. The Company also markets and sells telecommunications-related hardware and software.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include all the accounts of the Company and all controlled wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. For the years ended December 31, 2003 and 2002, CyberHighway, Inc., a wholly-owned subsidiary, is not consolidated. As a result of the subsidiary's Chapter 7 bankruptcy, the Company does not have control of the entity and, therefore, has not been consolidated (Note 13).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specific estimates include lives of assets, intangibles, collectability of receivables and notes, purchase price adjustments and valuation of allowance on net operating loss carryforward. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Marketable Securities

Marketable securities consist of publicly traded equity securities, which are classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, we are required to carry these investments at their fair or market value. Changes in market value are reflected in other comprehensive loss in the Statement of Stockholders' Equity.

Receivables and Credit Policies

Accounts receivable consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. In most cases, trade receivables are applied to a specific identified invoice. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Other Long Term Assets

Other long term assets consists promarily of notes receivable representing advances made to entities which the Company has agreements in place to acquire. Should the acquisition not occur, the Company has the rights to the assets of the entities under collateral agreements.

Inventory

Inventories are stated at the lower of cost or market, and represents equipment purchased from suppliers. During 2002, the Company determined that certain items of its inventory had become impaired and recorded a write-down of its inventory in the approximate amounts of $132,000. No impairment was deemed necessary during 2003.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the assets.

                  Description                     Life
                  -----------                     ----

                  Furniture and Fixtures          5 years
                  Equipment                       3-5 years
                  Automobiles                     5 years

In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Revenue Recognition

The Company charges its video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold.

Costs of Access Revenues

Costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure.

Comprehensive Income/Loss

SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss and its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive net loss is set forth in the following table.

                                                    2003           2002
                                                -----------    -----------

     Net loss                                   $(3,654,356)   $(4,160,422)
     Unrealized loss on Marketable securities      (160,000)             0
                                                -----------    -----------
     Comprehensive net loss                     $(3,814,356)   $(4,160,422)
                                                ===========    ===========

     Loss per share                             $     (0.04)   $     (0.09)


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

Loss Per Common Share

The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period. The effect of considering all potential dilutive securities (totaling 8,476,727 and 12,558,727 at December 31, 2003 and 2002, respectively) is not presented as the effects would be anti-dilutive.

Intangible Assets

Intangible assets are stated at cost and are amortized over the estimated useful lives of the assets.

           Description                          Life
           -----------                          ----

           Contracts                           15 years
           Right of entry agreements            7 years
           Customer base                        7 years
           Websites and graphics                7 years
           Software                             7 years

The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Stock Based Compensation

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123. During 2003 and 2002 no options were granted to employees, officers or directors.

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of stockholders' equity and are amortized over the respective lives of the agreements.

Impact of Recently Issued Accounting Pronouncements

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

3. GOING CONCERN

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

4. PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2003 and 2002:

                                                2003          2002
                                              ---------    ---------
          Furniture, fixtures and equipment   $ 681,511    $  73,359
          Accumulated depreciation              (98,836)      (7,336)
                                              ---------    ---------
          Property and equipment, net         $ 582,675    $  66,023
                                              ---------    ---------


For the years ending December 31, 2003 and 2002, the Company recognized $91,500 and $7,336 of depreciation expense, respectively.

5. INTANGIBLES

Classification of intangible assets and accumulated amortization at December 31 were as follows:

                                             2003          2002
                                           ---------    ---------
               Contracts                   $ 201,622    $ 201,604
               Right of entry agreements      40,000
               Customer base                  79,613
               Website and graphics           86,000
               Software                      541,582
                                           ---------    ---------
                                             948,817      201,604
                                           ---------    ---------
               Accumulated amortization      (38,885)           0
                                           ---------    ---------
               Intangible assets, net      $ 909,932    $ 201,604
                                           ---------    ---------

For the year ending December 31, 2003, the Company recognized $38,885 of amortization expense. Additions to intangible assets in 2003 are the result of certain acquisitions (Note 12).

6. LICENSES AND RIGHTS TO LEASES OF LICENSES

The Company owns licenses or rights to leases of licenses in the following wireless cable and community television markets:

              Wireless Cable Market             Expiration Date
              ---------------------             ---------------
              Poplar Bluff, Missouri            October 16, 2006
              Lebanon, Missouri                 October 16, 2006
              Sand Point, Idaho                 August 09, 2006
              The Dalles, Oregon                August 09, 2006
              Fallon, Nevada                    August 09, 2006

Application for renewal of licenses must be filed within a certain period prior to expiration.

7. NOTES PAYABLE

In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loan(s) are due one year from funding, pay interest at the rate of ten percent (10%) per annum and are convertible into common stock of the Company at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. As of December 31, 2003 interest expense related to the accretion of the convertible promissory note to its face value for $44,200 was recorded as the notes are convertible immediately. Subsequent to year end, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. This amount was converted into 5,000,000 shares of common stock. In connection with the conversion, the conversion price and the exercise price of the warrants were reduced to $0.12 per share.

In connection with an acquisition made by the Company in 2003, the Company's balance sheet reflects a note payable obligation of $111,300 (see Note 12).

In connection with an acquisition made by the Company in 2002, the Company's balance sheet reflected a note payable obligation of the acquired subsidiary. At December 31, 2002, the balance of this note was $87,604. In August 2003, the note holder agreed to exchange the note and accrued interest for 600,000 shares of common stock of the Company.


8. NOTE PAYABLE TO STOCKHOLDER

                                                                2003     2002
                                                               ------   ------
 Note payable to stockholder, interest accrues at 8%, due on
   demand and unsecured, without collateral                    $    0   $1,000


9. INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31:

                                                 2003           2002
                                             -----------    -----------
        Deferred tax assets
          Net operating loss carryforwards   $ 7,231,000    $ 5,950,000
          Less - valuation allowance          (7,231,000)    (5,950,000)
                                             -----------    -----------
                                             $         0    $         0
                                             -----------    -----------

The increase in the valuation allowance was approximately $1,281,000 and $1,361,000 for the years ended December 31, 2003 and 2002, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has net operating loss carryforwards of approximately $21,300,000 and $17,500,000 for 2003 and 2002, respectively. These losses are available to offset future income for income tax reporting purposes and will begin to expire in 2011.

During 2002, there was an equity purchase and change in management. This resulting ownership change could limit the availability of the net loss carryforwards under federal tax law section 382. The Company does not anticipate any limitations of these losses, but a formal analysis has not been performed to date.

10. CONCENTRATIONS

The Company relies, in part, on local telephone companies and other companies to provide certain telecommunications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

11. STOCKHOLDERS' EQUITY

Common and Preferred Stock

At the 2003 annual meeting of shareholders, the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 400,000,000 and to authorize 100,000,000 shares of preferred stock. The Board of Directors has been authorized to fix the number of shares in series, and the designations, preferences, relative, participating, optional or other special rights, and qualifications, limitations and restrictions thereof as well as increase or decrease the number of shares of any series.

2002 Stock Ownership Plan

In March 2002, the Board adopted a stock ownership plan for officers, directors and consultants of the Company known as the 2002 Stock Ownership Plan, as amended and restated in December 2002 (the "2002 Plan").

The 2002 Plan was established by the Board as a means to promote the success and enhance the value of the Company by linking the personal interests of participants to those of the Company's shareholders, and by providing participants with an incentive for outstanding performance. The 2002 Plan is further intended to aid the Company in attracting and retaining the services of persons upon whose judgment, interest and special efforts the successful operation of the Company and its subsidiaries is dependent. Persons who are either officers, directors or consultants of the Company are eligible to participate in the 2002 Plan. The Board may, at any time and from time to time, grant shares of the Company's common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of Company common stock and the granting of options to purchase shares of Company common stock. 23,000,000 shares of Company common stock were reserved for issuance under the 2002 Plan and a Registration Statement on Form S-8 (SEC File No. 333-102167) relating to the 2002 Plan, as amended, has been filed with the SEC. Under the 2002 Plan, at December 31, 2003, a total of 21,939,480 shares had been issued to consultants.

Stock Compensation

During 2003 and 2002, the Company issued a total of 4,525,000 shares and 6,436,000 shares in payment of salaries in the total amount of $284,750 and $594,520, respectively, the fair value of the common stock on the respective dates of issue.

Stock for Settlement of Debt

In 2002, the Company issued a total of 4,404,000 shares of common stock in payment of $291,450 in accrued salary of certain of its officers and former officers, in connection with the equity purchase and change in control. These shares were valued at $.07 per share, the closing price of the Common Stock, as reported by AMEX, on the date of issuance. In connection with the same transaction in 2002, the Company issued 1,596,000 shares of common stock as payment for all loans outstanding from a former officer.

Other Transactions

During 2003, the Company issued 6,994,865 shares of common stock for cash of $1,007,000 based on the market price at the time of issuance.

During 2003 and 2002 the Company issued 15,299,783 and 16,524,500 shares of common stock, respectively. to consultants and professionals for services to be performed during 2002, 2003 and 2004. The stock price was determined to be market price on the date of issuance. As of December 31, 2003 and 2002, $1,608,373 and $370,000, respectively, of services were not performed and are shown as a reduction to stockholders' equity.

Warrant Exercises

During 2003 and 2002, the Company issued 12,244,250 and 2,700,000 shares, respectively to non-employees upon the exercise of warrants for a total consideration of $1,258,232 and $148,000 in cash.

The following table is a table of warrants issued during 2003 and 2002:

             Warrants Outstanding, January 1, 2002       4,899,727
               Warrants issued                          10,569,000
               Warrants exercised                       (2,700,000)
               Warrants expired                           (210,000)
                                                       -----------
             Warrants Outstanding, December 31, 2002    12,558,727
                                                       -----------
               Warrants issued                           8,162,250
               Warrants exercised                      (12,244,250)
               Warrants expired                                  0
                                                       -----------
             Warrants Outstanding, December 31, 2003     8,476,727
                                                       ===========

Warrants for 8,162,250 and 10,569,000 shares were granted in 2003 and 2002. The weighted average remaining contractual life for all warrants as of December 31, 2003, was approximately 2.4 years. At December 31, 2003, all outstanding warrants were fully vested and exercisable.

If not previously exercised, warrants outstanding December 31, 2003, will expire as follows:

                      Range
                ----------------
                                                          Weighted Average
     Year        Low        High     Number of Warrants    Exercise Price
     ----        ---        ----     ------------------    --------------
     2004       $0.15      $0.30         2,785,477              $0.22
     2006       $0.19      $0.45         3,661,250              $0.19
     2008       $0.05      $0.30         2,030,000              $0.16
                                         ---------
                                         8,476,727              $0.19
                                         =========

For the years ended December 31, 2003 and 2002, the Company recognized $325,258 and $396,604 of compensation expense related to issuance of warrants to non-employees in accordance with SFAS No. 123. During 2002 the Company repriced certain warrants, which resulted in a charge to earnings of $106,609. This amount is included in the compensation expense of $396,604 recognized in 2002.

Options

During 2003 and 2002 no options were granted to employees, officers or directors.

12. 2003 ACQUISITION

Pipeline Networks of Colorado, LLC
----------------------------------

On August 25, 2003, the Company , through its subsidiary, USURF Communications, Inc., acquired the customer base and substantially all of the tangible and intangible assets and rights used in connection with the Internet services business operated by Pipeline Networks of Colorado, LLC ("Pipeline"). This purchase was entered into to add customers and agreements to offer services in areas that the Company had not previously been providing service. The acquisition was effected pursuant to an Asset Purchase Agreement (the "APA"), dated August 25, 2003 and modified effective December 15,2003. The members of Pipeline were paid a total of $312,600, comprised of the following: $45,000 in cash, a promissory note for $111,300 due December 15, 2003, and $156,300 in stock due December 15, 2003. Effective December 15, 2003, the Company entered into a Modification and Extension Agreement (the"MEA") amending the original terms of the APA. The MEA changed the interest rate to 18%, the due date on the note to March 15, 2004 and the stock due date to April 13, 2004. The note and accrued interest were paid in cash in February 2004 and the shares were issued in April 2004.

The following table summarized the assets acquired and liabilities assumed by the Company in the transaction:

              Property and Equipment                   $ 207,177
              Intangibles: Customer Base               $  79,613
              Intangibles: Right-of Entry Agreements   $  40,000
              Customer Deposits                        $ (14,190)

The preliminary estimate of assets represents management's best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date. Intangibles will be amortized using the straight line method over 7 years.

The following proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2003 and presents proforma financial information for the year ended December 31, 2003. In the opinion of management, all adjustments necessary to present fairly such proforma condensed statements of operations have been made.

                                                                        Proforma        Proforma
                                        Company         Pipeline      Adjustments       Combined
                                      ------------    ------------    ------------    ------------
Revenues                              $    403,764    $    154,091                    $    557,855
   Expenses
     Internet access cost                  493,504         106,985                         600,489
     Depreciation and amortization         130,384          54,410   (1)    12,073         196,867
     General and administrative          3,363,336         218,256                       3,581,592
                                      ------------    ------------    ------------    ------------
   Total Operating Expenses              3,987,224         379,651          12,073       4,378,948

Operating loss                          (3,583,460)       (225,560)        (12,073)     (3,821,093)
Other Income (expense)                     (70,846)         24,281   (2)     3,642         (42,973)
                                      ------------    ------------    ------------    ------------
Net loss                              $ (3,654,356)   $   (201,279)         (8,431)   $ (3,864,066)
                                      ============    ============    ============    ============

Net loss per common share             $     (0.041)                                   $     (0.041)
Weighted average shares outstanding     89,186,106                                      89,186,106


     (1)  To record amortization of intangible assets
     (2)  To eliminate interest expense related to the purchase



The following proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2002 and presents proforma financial information for the year ended December 31, 2002. In the opinion of management, all adjustments necessary to present fairly such proforma condensed statements of operations have been made.
                                                                        Proforma        Proforma
                                        Company         Pipeline      Adjustments       Combined
                                      ------------    ------------    ------------    ------------

Revenues                              $          0    $     98,276                    $     98,276
   Expenses
     Internet access cost                                  107,995                         107,995
     Inventory write down                  132,031                                         132,031
     Depreciation and amortization           7,336          57,979   (1)    21,495          86,810
     General and administrative          3,830,181         256,535                       4,086,716
                                      ------------    ------------    ------------    ------------
   Total Operating Expenses              3,969,548         422,509          21,495       4,413,552

Operating loss                          (3,969,548)       (324,233)        (21,495)     (4,315,276)
Other Income (expense)                    (190,874)          1,654                        (189,220)
                                      ------------    ------------    ------------    ------------
Net loss                              $ (4,160,422)   $   (322,579)        (21,495)   $ (4,504,496)
                                      ============    ============    ============    ============

Net loss per common share             $     (0.092)                                   $     (0.100)
Weighted average shares outstanding     45,008,651                                      45,008,651

     (1)  To record amortization of intangible assets


Children's Technology Group, Inc.
---------------------------------

In September 2003, the Company acquired certain assets of Children's Technology Group, Inc. ("CTG") a provider of content-filtering internet services for a total of $682,548, consisting primarily of $150,000 in cash and 2,800,000 shares of common stock. The content-filtering software and related assets were acquired to complement the Company's Internet services product offerings

The following table summarized the assets acquired in the transaction and the amount attributable to cost in excess of assets acquired:

              Property and Equipment                     $ 54,966
              Intangibles:  Website and graphics         $ 86,000
              Intangibles:  Content Filtering Software   $541,582

The preliminary estimate of assets represents management's best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date. Intangibles will be amortized using the straight line method over 7 years.

In October 2003, the Company entered into an agreement to license certain software acquired in the CTG purchase. The terms of the agreement called for a license fee payment of $485,000 paid with a combination of $25,000 cash and two million shares of stock. The agreement also calls for a monthly fee, based upon sales, with a minimum of $4,000 per month. The license fee has been recoreded as deferred revenue and is being amortized over the two year term of the agreement using the straight line method. The balance of deferred revenue at December 31, 2003 was $403,333.

Others

In 2003, the Company issued 775,000 shares of stock for investment in two entities, totaling approximately $54,000. During 2003, the value of these investments was impaired and the carrying value was reduced by $50,000.

13. CONTINGENCIES

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

At December 31, 2003 and 2002, approximately $953,561 of accounts payable of CyberHighway are not reflected on the balance sheet. As a result of the bankruptcy, this subsidiary is not consolidated with the Company.

B. Litigation

We have been involved in lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. As noted in footnote 15. below, we settled certain litigation early 2004. The liabilities related to these matters were accrued at December 31, 2003 and 2002 in the amounts of $42,235 and $126,048, respectively. Management is unaware of any other existing or potential litigation or judgment and have made no litigation-related accruals at December 31, 2003

C. Leases

The Company subleases office space in Colorado Springs, Colorado, through 2004. The future rental payments for 2004 are approximately $66,000, but does not include the proportionate obligation of property taxes (approximately $2,500 per month for the term of the sublease agreement). The Company has a small office in Denver during 2004 as well as leased space for communications equipment located in co-locations facilities, on towers and roofs of various buildings. These leases are generally on a month to month basis.

Rent expense for the years ended December 31, 2003 and 2002, was $113,517 and $20,051, respectively.

14. SEGMENT DISCLOSURE

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 2000. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers or decision making groups, in deciding how to allocate resources and in assessing performance. Through December 31, 2003, the Company's operations contained no individual segments that are required to be reported pursuant to SFAS 131.

15. SUBSEQUENT EVENTS

A. American Stock Exchange Listing

On March 5, we were notified by the American Stock Exchange ("AMEX") that, following a hearing on March 4, 2004, a Listing Qualifications Panel of the AMEX Committee on Securities affirmed a decision by the AMEX staff to delist our common stock. On March 9, 2004, AMEX suspended trading of our common stock. On March 10, 2004, our common stock began trading on the "pink sheets" and on March 22, 2004, began trading "over the counter" under the symbol "USUR.OB."

B. Litigation Settlements

In July 2002, an adverse arbitration decision was rendered against the Company in favor of one of our former employees, Christopher L. Weibelt. The decision arose out of a claim by Mr. Weibelt of wrongful termination under his employment agreement. The arbitration matter was styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. In September 2003, judgment was entered by a Louisiana District Court on the arbitration award, plus accrued interest and attorneys fees totaling approximately $124,000. In February 2004, we entered into a settlement agreement with Mr. Weibelt under which we agreed to satisfy the judgment by making an initial payment of $30,000 and six equal monthly payments of $15,700 thereafter for the balance. Under the settlement agreement, the judgment will be fully satisfied in August 2004. All settlement amounts have been accrued as of December 31, 2003.

In June 2001, a default judgment in the amount of $23,666 was entered against us in the matter styled: Marcus, Merrick, Montgomery, Christian & Hardee, LLP vs. USURF America, Inc., District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0101693D. The lawsuit, filed by a law firm in Boise, Idaho, arose out of a dispute regarding legal fees and went unchallenged as a result of administrative error. In February of 2004, we settled this matter for the amount of $39,404. Counsel for the plaintiff has filed with the court an acknowledgment of full satisfaction of the judgment.

In March 2004, we became aware of a default judgment in the amount of $12,963, rendered against us on November 13, 2001 in the matter styled Teletronics International, Inc. v. USURF America, Inc.; Cause No. 0108-07513-D; in the City Court of Baton Rouge, Louisiana. The lawsuit arose out of a dispute regarding a vendor invoice and went unchallenged as a result of administrative error. In March 2004, we settled this matter for the amount of $17,217. Counsel for the plaintiff will file appropriate documents with the court to acknowledgment full satisfaction of the judgment.

C. Financing Activities (Unaudited)

In January 2004, the Company entered into an agreement with Atlas Capital Services, LLC ("Atlas") to provide financing directly or indirectly to the Company. Under the terms of the agreement, the Company will pay to Atlas a fee equal to 10% of the principal amount of the transaction amount to be paid as proceeds are received by the Company from each transaction.

In March 2004, Atlas arranged for the Company to complete the closing of a private placement totaling $3,100,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,100,000 in convertible debentures convertible into common stock at $0.10 per share, and 125% warrant coverage at an exercise price of $0.12 per share. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement, except that, the conversion price of any additional convertible debentures shall be $0.12 per share.

D. Acquisitions (Unaudited)

SunWest Communications, Inc.

In February, 2004, the Company signed a definitive agreement to acquire the assets of SunWest Communications, Inc. ("SunWest"). The assets include SunWest's telecommunications network of fiber optic lines covering over 100 linear miles, state-of-the-art operations facilities and equipment (including a Lucent 5ESS switch). SunWest provides PUC licensed telecommunications services to approximately 7,500 residential and commercial customers in the state of Colorado. This acquisition provides the company with an integral component in its business plan to offer a complete voice, video and data service package.

SunWest is based in Colorado Springs, CO and currently generates over $5.0 million (unaudited) in annual revenues and has delivered high quality telecommunications services for nearly seven years. SunWest serves primarily the growing southern Colorado market, including Colorado Springs (population 517,000), Pueblo (147,000) and Canon City (45,000). The transaction is subject to the approval of the Colorado Public Utilities Commission.

Apollo Communications, Inc.

In October 2003, the Company announced that it had signed a Letter of Intent to acquire the assets of Apollo Communications, Inc. of Colorado Springs ("Apollo"). Apollo provides data and high-speed internet access services as well as local and long distance telephone services. Apollo has over 5,500 (unaudited) customers and generates $4.0 million (unaudited) in annual revenues. The transaction is subject to the approval of the Colorado Public Utilities Commission.

Connect Paging, Inc. d/b/a Get A Phone

In March 2004, the Company signed a letter of intent to acquire Connect Paging, Inc. d/b/a Get A Phone ("GAP"). The purchase price consists of $2,000,000 in cash and 15,000,000 shares of common stock of the Company. GAP operates as a competitive local exchange carrier (CLEC) in Texas offering local and long distance telephone services. GAP has acquired approximately 14,000 customers (unaudited) that will generate over $8.0 million (unaudited) in annual revenues. The transaction is subject to the approval of the Texas Public Utilities Commission.