Form 10QSB
period 2004-03-31
USURF AMERICA INC
filed 2004-05-24
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 001-15383

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

     As of March 31, 2004, there were 140,167,501 shares outstanding of issuer's common stock.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               USURF AMERICA, INC.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
        and December 31, 2003                                                 3

Consolidated Statements of Operations for the three months
        ended March 31, 2004 and 2003 (Unaudited)                             5

Consolidated Statements of Cash Flows for the three months
        ended March 31, 2004 and 2003 (Unaudited)                             6

Notes to Consolidated Statements                                              9

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003
                         AND MARCH 31, 2004 (UNAUDITED)

                                     ASSETS

                                                 (Unaudited)
                                                   3/31/04            12/31/03
                                                 -----------        -----------

CURRENT ASSETS
  Cash and cash equivalents                      $ 2,449,717        $    72,597
  Marketable securities                              340,000            280,000
  Accounts receivable                                 32,673             69,205
  Inventory                                           72,640             71,906
  Deposits and other assets                           13,285             44,910
                                                 -----------        -----------
    Total Current Assets                           2,908,315            538,618
                                                 -----------        -----------

PROPERTY AND EQUIPMENT
  Cost                                             1,032,244            681,511
  Less: accumulated depreciation                    (168,192)           (98,836)
                                                 -----------        -----------
    Total Property and Equipment                     864,052            582,675
                                                 -----------        -----------

INTANGIBLES                                        1,388,043            909,932
                                                 -----------        -----------

OTHER LONG TERM ASSETS                             1,397,000            805,000
                                                 -----------        -----------

TOTAL ASSETS                                     $ 6,557,410        $ 2,836,225
                                                 -----------        -----------



        The accompanying notes are an integral part of these statements.


                              USURF AMERICA, INC. AND SUBSIDIARIES
                                   COLORADO SPRINGS, COLORADO
                                   CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2003
                                 AND MARCH 31, 2004 (UNAUDITED)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                      3/31/04         12/31/03
                                                                    ------------    ------------
CURRENT LIABILITIES
  Notes payable, current portion                                    $          0    $    168,300
  Accounts payable                                                       274,680         429,954
  Accrued payroll                                                        103,785         119,825
  Other current liabilities                                              156,380         156,379
  Deposits                                                                14,190          17,867
  Deferred Revenues                                                      341,674         403,333
  Notes payable to stockholder                                                 0               0
                                                                    ------------    ------------
    Total Current Liabilities                                            890,709       1,295,658
                                                                    ------------    ------------
  Commitments and Contingencies

LONG TERM LIABILITIES
  Notes payable                                                        2,695,000               0
                                                                    ------------    ------------
    Total Long Term Liabilities                                        2,695,000               0
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value; Authorized: 100,000,000, none outstanding
  Common stock, $.0001 par value; Authorized: 400,000,000 shares;
    Issued and outstanding: 140,167,501 at March 31, 2004 and
    114,684,486 at December 31, 2003                                      14,016          11,468
  Additional paid-in capital                                          51,399,143      47,159,317
  Accumulated deficit                                                (46,422,680)    (43,861,845)
  Subscriptions receivable                                               (13,273)              0
  Deferred consulting                                                 (1,905,505)     (1,608,373)
  Other comprehensive loss                                              (100,000)       (160,000)
                                                                    ------------    ------------
    Total Stockholders' Equity                                         2,971,701       1,540,567
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  6,557,410    $  2,836,225
                                                                    ------------    ------------


                 The accompanying notes are an integral part of these statements.


                        USURF AMERICA, INC. AND SUBSIDIARIES
                             COLORADO SPRINGS, COLORADO
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (UNAUDITED)

                                                       Three Months Ended March 31,
                                                          2004             2003
                                                       (Unaudited)      (Unaudited)
                                                      -------------    -------------
REVENUES
   Revenues                                           $     166,230    $      31,608
   Internet access costs, cost of goods sold               (137,648)         (13,499)
                                                      -------------    -------------
   Gross profit                                              28,582           18,109
                                                      -------------    -------------

OPERATING EXPENSES
  Professional fees                                       1,200,437          107,501
  Salaries and commissions                                  182,262          168,506
  Rent                                                       27,881           19,975
  Depreciation and amortization                             109,437           11,689
  Other general and administrative                          445,564          290,158
                                                      -------------    -------------
    Total Operating Expenses                              1,965,581          600,842
                                                      -------------    -------------

LOSS FROM OPERATIONS                                     (1,936,999)        (582,733)
                                                      -------------    -------------

OTHER (EXPENSE)
  Accretion of interest expense on convertible debt        (572,978)
  Other expense                                             (13,084)               0
  Interest expense                                           (3,019)               0
                                                      -------------    -------------
    Total Other Expense                                    (623,836)               0
                                                      -------------    -------------

LOSS BEFORE INCOME TAX                                   (2,560,835)        (582,733)
                                                      -------------    -------------

INCOME TAX BENEFIT                                                0                0
                                                      -------------    -------------

NET LOSS                                              $  (2,560,835)   $    (582,733)
                                                      -------------    -------------

Net loss per common share                             $       (0.02)   $      (0.008)
                                                      -------------    -------------

Weighted average number of shares outstanding           128,000,094       73,919,960
                                                      -------------    -------------


          The accompanying notes are an integral part of these statements.


                                  USURF AMERICA, INC. AND SUBSIDIARIES
                                       COLORADO SPRINGS, COLORADO
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                               (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                                   2004           2003
                                                                               (Unaudited)    (Unaudited)
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $(2,560,835)   $  (582,733)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                  109,437         11,689
    Consulting and other fees paid with stock                                    1,163,011        296,308
    Accretion of interest expense on convertible debt                              607,733

  Changes in operating assets and liabilities
    Accounts receivable                                                             36,532        (23,451)
    Accounts payable                                                              (155,274)        27,133
    Accrued payroll                                                                (16,040)        98,376
    Notes payable                                                                 (168,300)
    Deferred revenue                                                               (61,659)
    Other assets and  liabilities                                                   13,844        (28,272)
                                                                               -----------    -----------
      Net cash used in operating activities                                     (1,031,551)      (204,550)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for property and equipment                                 (54,330)       (56,301)
   Cash paid for future acquisitions                                              (592,000)
                                                                               -----------    -----------
    Net cash used in investing activities                                         (646,330)       (56,301)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                    2,455,000
  Issuance of common stock for cash                                              1,600,000        103,000
  Warrants exercised                                                                               73,982
                                                                               -----------    -----------
    Net cash provided by financing activities                                    4,055,000        173,982
                                                                               -----------    -----------

    Net increase (decrease) in cash and cash equivalents                         2,377,121        (83,869)
  Cash and cash equivalents, beginning of period                                    72,597        111,568
                                                                               -----------    -----------
  Cash and cash equivalents, end of period                                     $ 2,449,717    $    27,699
                                                                               -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                       $     3,019    $         0
                                                                               -----------    -----------
  Stock issued for acquisition of assets                                       $   574,499    $         0
                                                                               -----------    -----------


                    The accompanying notes are an integral part of these statements.

                                                  6

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION
---------------------------

Three Months Ended March 31, 2004
---------------------------------

     In January 2004, the Company issued 57,550 shares under a consulting agreement, which shares were valued at $13,812.00.

     In January 2004, the Company issued 55,380 shares under a consulting agreement, which shares were valued at $13,291.00.

     In January 2004, the Company issued 28,000 shares under a consulting agreement, which shares were valued at $7,840.00.

     In January 2004, the Company issued 246,000 shares under a consulting agreement, which shares were valued at $59,040.00.

     In January 2004, the Company issued 130,000 shares under a consulting agreement, which shares were valued at $24,000.00.

     In January 2004, the Company issued 273,000 shares under a consulting agreement, which shares were valued at $65,520.00.

     In January 2004, the Company issued 320,000 shares under a consulting agreement, which shares were valued at $76,800.00.

     In January 2004, the Company issued 300,000 shares under a consulting agreement, which shares were valued at $72,000.00.

     In January 2004, the Company issued 175,000 shares under a consulting agreement, which shares were valued at $43,750.00.

     In January 2004, the Company issued 61,000 shares under a consulting agreement, which shares were valued at $14,640.00.

     In January 2004, the Company issued 61,000 shares under a consulting agreement, which shares were valued at $14,640.00.

     In January 2004, the Company issued 612,350 shares under a consulting agreement, which shares were valued at $89,490.00.

     In January 2004, the Company issued 66,500 shares under a consulting agreement, which shares were valued at $11,280.00.

     In January 2004, the Company issued 134,000 shares to a new employee as an inducement to employment, which shares were valued at $36,180.00.

     In February 2004, the Company issued 49,150 shares under a consulting agreement, which shares were valued at $13,762.00.

     In February 2004, the Company issued 34,000 shares under a consulting agreement, which shares were valued at $9,520.00.

     In February 2004, the Company issued 25,000 shares under a consulting agreement, which shares were valued at $7,000.00.

     In February 2004, the Company issued 81,600 shares under a consulting agreement, which shares were valued at $22,848.00.

     In February 2004, the Company issued 73,500 shares under a consulting agreement, which shares were valued at $20,580.00.

     In February 2004, the Company issued 75,000 shares to an employee as compensation for services rendered, which shares were valued at $5,250.00.

     In February 2004, the Company issued 50,000 shares to an employee as compensation for services rendered, which shares were valued at $11,000.00.

     In February 2004, the Company issued 60,000 shares to an employee as compensation for services rendered, which shares were valued at $9,600.00.

     In February 2004, the Company issued 250,000 shares under a one-year consulting agreement for services rendered during 2003, which shares were valued at $17,500.00.

     In February 2004, the Company issued 300,000 shares under a one-year consulting agreement for services rendered during 2004, which shares were valued at $72,000.00.

     In February 2004, the Company issued 600,000 shares as full payment of principal and accrued interest under a promissory note, which shares were valued at $96,000.00.

     In February 2004, the Company issued 1,514,500 shares to a new employee as an inducement to employment, which shares were valued at $302,900.00.

     In February 2004, the Company issued 1,514,500 shares to a new employee as an inducement to employment, which shares were valued at $302,900.00.

     In February 2004, the Company issued 160,000 shares to a new employee as an inducement to employment, which shares were valued at $32,000.

     In February 2004, the Company issued 120,000 shares to a new employee as an inducement to employment, which shares were valued at $24,000.00.

     In February 2004, the Company issued 120,000 shares to a new employee as an inducement to employment, which shares were valued at $24,000.00.

     In February 2004, the Company issued 200,000 shares to a new employee as an inducement to employment, which shares were valued at $40,000.00.

     In February 2004, the Company issued 431,818 shares to acquire certain assets, which shares were valued at $95,000.

     In February 2004, the Company issued 1,188,679 shares to acquire certain assets, which shares were valued at $199,698.

     In February 2004, the Company issued 282,031 shares to acquire certain assets, which shares were valued at $47,381.

     In February 2004, the Company issued 39,189 shares to acquire certain assets, which shares were valued at $6,584.

     In February 2004, the Company issued 849,786 shares to acquire certain assets, which shares were valued at $142,764.

     In February 2004, the Company issued 494,482 shares to acquire certain assets, which shares were valued at $83,073.

     In March 2004, the Company issued 50,000 shares to a vendor as payment for services rendered or to be rendered, which shares were valued at $3,000.

Three Months Ended March 31, 2003
---------------------------------

     In March 2003, the Company issued 2,500,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $75,000.


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


Note 1. Critical Accounting Policies
------------------------------------

Organization
------------

USURF America, Inc. (the "Company"), formerly Internet Media Corporation, was incorporated as Media Entertainment, Inc. in the State of Nevada on November 1, 1996. The Company currently provides communications services to customers in Colorado, Texas and Arizona.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include all the accounts of USURF and all wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in the consolidation.

Loss Per Common Share
---------------------

The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted-average number of shares of common stock outstanding for the period.

Stock-Based Compensation
------------------------

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123. During 2004 and 2003 no options were granted to employees, officers or directors.

Stock for Services
------------------

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of the agreements, are recorded as a reduction of stockholders' equity and are amortized over the respective lives of the agreements.

Revenue Recognition
-------------------

The Company charges its video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold.


Note 2. Interim Consolidated Financial Statements
-------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

The financial statements included herein have been prepared by USURF, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in USURF's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the SEC. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 2003 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 3. Stock and Warrant Issuances
-----------------------------------

During the three months ended March 31, 2004, the Company issued shares of common stock and common stock purchase warrants, as follows:

     3,285,985 shares to acquire various businesses or business assets;

     15,000,000 shares for cash;

     7,197,030 shares in exchange for consulting and other services;

     36,282,895 warrants (exercise price $0.12 per share) were issued.

Note 4. Contingencies
---------------------

Litigation
----------

In June 2001, a default judgment in the amount of $23,666 was entered against us in the matter styled: Marcus, Merrick, Montgomery, Christian & Hardee, LLP vs. USURF America, Inc., District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0101693D. This amount was included in accounts payable on the balance sheet at December 31, 2003. In February of 2004, we settled this matter for the amount of $39,404.74. Counsel for the plaintiff has filed with the court an acknowledgment of full satisfaction of the judgment.

In July 2002, an adverse arbitration decision was rendered against the Company in favor of one of our former employees, Christopher L. Wiebelt. The amount of the award was approximately $100,000, including legal expenses. This amount was included in accounts payable on the balance sheet at December 31, 2003. The arbitration matter was styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. In February 2004, the Company entered into a settlement agreement with Mr. Weibelt under which the Company agreed to satisfy the judgment by making an initial payment of $30,000 and six equal monthly payments thereafter for the balance. Under the settlement agreement, the judgment will be fully satisfied in August 2004.

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

Note 5. Financing Transactions
------------------------------

In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loan(s) are due one year from funding, pay interest at the rate of ten percent (10%) per annum and are convertible into common stock of the Company at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. During the three months ended March 31, 2004, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. This amount was converted into

5,000,000 shares of common stock. In connection with the conversion, the conversion price and the exercise price of the warrants were reduced to $0.12 per share. The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. As of March 31, 2004 interest expense related to the accretion of the convertible promissory note to its face value and conversion price reduction totaling $555,800 was recorded as the notes are convertible immediately.

In January 2004, the Company entered into an agreement with Atlas Capital Services, LLC ("Atlas") to provide financing directly or indirectly to the Company. Under the terms of the agreement, the Company will pay to Atlas a fee equal to 10% of the principal amount of the Transaction Amount to be paid as proceeds are received by the Company from each Transaction.

In March 2004, Atlas arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share, with 125% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $934,798 and will be amortized over eighteen months, the term of the convertible note. As of March 31, 2004 interest expense of $51,933 was amortized and recorded as additional interest expense.

Note 6. Acquisitions
--------------------

SunWest Communications, Inc.
----------------------------

In February, 2004, the Company signed a plan and agreement of reorganization under which it would acquire the assets of SunWest Communications, Inc. ("SunWest"). The assets include SunWest's telecommunications network of fiber optic lines covering over 100 linear miles, state-of-the-art operations facilities and equipment (including a Lucent 5ESS switch). SunWest provides PUC licensed telecommunications services to approximately 7,500 residential and commercial customers in the state of Colorado. This acquisition provides the company with an integral component in its business plan to offer a complete voice, video and data service package.

SunWest is based in Colorado Springs, Colorado and currently generates more than $5.0 (unaudited) million in annual revenues and has delivered high quality telecommunications services for nearly seven years. SunWest serves primarily the growing southern Colorado market, including Colorado Springs (population 517,000), Pueblo (147,000) and Canon City (45,000). The transaction is subject to the approval of the Colorado Public Utilities Commission. As of March 31, 2004 the Company has advanced SunWest a total of $1,200,000. At closing, these advances will be used as a portion of the purchase price.

Connect Paging, Inc. d/b/a Get-A-Phone
--------------------------------------

In March 2004, the Company signed an agreement to acquire all of the issued and outstanding common stock of Connect Paging, Inc. d/b/a Get-A-Phone ("GAP"). The purchase price consists of $2,000,000 in cash and 15,000,000 shares of the Company's common stock. GAP operates as a competitive local exchange carrier in Texas offering local and long distance telephone services. Gap has acquired approximately 14,000 (unaudited) customers that should generate more than $8.0 million (unaudited) in annual revenues. In April 2004, the Texas Public Utilities Commission granted approval to the transaction and the transaction was closed effective April 20, 2004.

Sovereign Companies
-------------------

In February 2004, the Company signed five separate agreements to acquire certain assets of Sovereign Companies, LLC. The first agreement was for $199,698 for various equipment and subscribers. The second agreement was for $142,764 for various equipment and subscribers. The third agreement was for $47,381 for equipment. The fourth agreement was for $6,854 for equipment and the fifth agreement was for $83,073 for equipment.

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

     Overview of Our Business

During 2003 and through March 31, 2004, we continued to implement and expand our business plan beyond solely offering wireless Internet access service. We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers. With the completion of the acquisitions of SunWest Communications, Inc. and Connect Paging Inc. d/b/a/ Get-A-Phone, the Company will offer additional telecommunications services including local, long distance and enhanced telephone (voice) services. We also market and sell telecommunications-related hardware and software. Our current business plan involves obtaining, through internal growth, as many, voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

     2004 Acquisitions

SunWest Communications, Inc.
----------------------------

In February, 2004, the Company signed a plan and agreement of reorganization under which it would acquire the assets of SunWest Communications, Inc. ("SunWest"). The assets include SunWest's telecommunications network of fiber optic lines covering over 100 linear miles, state-of-the-art operations facilities and equipment (including a Lucent 5ESS switch). SunWest provides PUC licensed telecommunications services to approximately 7,500 residential and commercial customers in the state of Colorado. This acquisition provides the company with an integral component in its business plan to offer a complete voice, video and data service package.

SunWest is based in Colorado Springs, Colorado and currently generates more than $5.0 (unaudited) million in annual revenues and has delivered high quality telecommunications services for nearly seven years. SunWest serves primarily the growing southern Colorado market, including Colorado Springs (population 517,000), Pueblo (147,000) and Canon City (45,000). The transaction is subject to the approval of the Colorado Public Utilities Commission.

Connect Paging, Inc. d/b/a Get-A-Phone
--------------------------------------

In March 2004, the Company signed an agreement to acquire all of the issued and outstanding common stock of Connect Paging, Inc. d/b/a Get-A-Phone ("GAP"). The purchase price consists of $2,000,000 in cash and 15,000,000 shares of the Company's common stock. GAP operates as a competitive local exchange carrier in Texas offering local and long distance telephone services. Gap has acquired approximately 14,000 (unaudited) customers that should generate more than $8.0 million (unaudited) in annual revenues. In April 2004, the Texas Public Utilities Commission granted approval to the transaction and the transaction was closed effective April 16, 2004.

Sovereign Companies
-------------------

In February 2004, the Company signed five separate agreements to acquire certain assets of Sovereign Companies, LLC. The first agreement was for $199,698 for various equipment and subscribers. The second agreement was for $142,764 for various equipment and subscribers. The third agreement was for $47,381 for equipment. The fourth agreement was for $6,854 for equipment and the fifth agreement was for $83,073 for equipment.

     Going Concern

The Company's auditor stated in its report on the financial statements of the Company for the period ended December 31, 2003 and 2002 that the Company is has experienced recurring losses and operated with negative working capital and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2004 and 2003, USURF incurred a net loss of $2,560,835 and $582,733, respectively. As of March 31, 2004, USURF had an accumulated deficit of $46,422,680. Management is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Employees

We currently have 32 full-time employees. We anticipate hiring up to 5 additional employees during the remainder of 2004.

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

     Results of Operations

     Three Months Ended March 31, 2004 And 2003

          Revenues

For the three months ended March 31, 2004 and 2003, USURF had $166,230 and $31,608, respectively in revenue. During the three months ended March 31, 2004, USURF's revenues were derived primarily from the sale of internet access services, telecommunications-related hardware and services, satellite-based CATV access services and software licensing. These revenues are recognized and recorded on an accrual basis.

          Operating Expenses

For the three months ended March 31, 2004 and 2003, operating expenses were $1,965,581 and $600,842, respectively. During the three months ended March 31, 2004, operating expenses consisted primarily of professional and consulting fees of $1,200,437, of which $1,163,011 was paid in stock, salaries and commissions of $182,262, and other general and administrative expenses of $445,564 consisting primarily of customer care and support.

          Net loss

For the three months ended March 31, 2004, USURF had a net loss of $2,560,835, or $0.02 per share. In the comparable period of the prior year, USURF had a net loss of $582,733, or $0.008 per share.

     Liquidity

At March 31, 2004, USURF had positive working capital of $2,017,606 compared to a net working capital deficit of $757,040 at December 31 2003. A net working capital deficit means that current liabilities exceeded current assets. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities.

Currently, USURF believes that it has sufficient cash from the sale of securities and commitments from Atlas Capital financing transactions to continue its current business operations through December 31, 2004. During the three months ended March 31, 2004, USURF received approximately $1,600,000 from the sale of securities and $2,095,000 in debt from the Atlas Capital financing transaction. At March 31, 2004, USURF had cash on hand of $2,449,717. Subsequent to March 31, 2004, $2,000,000 was used in the Connect Paging, Inc. d/b/a/ Get-A-Phone acquisition.

We anticipate that our additional cash needs over the next 12 months will be approximately $3,300,000, consisting of general working capital needs of $2,400,000 and the satisfaction of our current liabilities of approximately $900,000. Over the next twenty-four months, we will need at least $4,000,000 in order to accomplish our business objectives. Currently, we do not possess enough capital to accomplish our long-term business objectives.

USURF anticipates that its capital needs will be met through its relationship with Atlas Capital. USURF will also seek other sources of financing to fund its operations, although no assurances can be given that it will be successful in such efforts. It is possible that we will not be able to secure adequate capital as we need it. Also, without additional capital, it is possible that we would be forced to curtail or cease operations.

     Cash Used in Operating Activities

During the first three months of 2004, the Company's operations used cash of $1,031,551 compared to $204,550 used during the same period in 2003. For the 2004 period, the Company's net loss of $2,560,835 is offset by various non-cash expenses of $1,272,448. In each period reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.

     Cash Used in Investing Activities

During the first three months of 2004, the Company engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies. The total value of capital investments for the period was $646,330 compared to only $56,301 for the same period in 2003. During the 2004 period, capital assets were also acquired through the issuance of stock valued at $574,499.

     Cash Provided by Financing Activities

During the first three months of 2004, the total value of the Company's financing activities was $4,055,000. During this period, $1,600,000 of cash was provided through the sale of stock and debt issuance of $2,455,000. Thus, the net cash provided by the Company's financing activities was $4,055,000 compared to cash of $163,982 provided during the same period in 2003.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, USURF carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of USURF's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. USURF's Principal Executive Officer and Principal Accounting Officer have concluded that its disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this report.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway, Inc. in the Idaho Federal Bankruptcy Court, styled In Re:
CyberHighway, Inc., Case No. 00-02454. CyberHighway is a now non-operating subsidiary of the Company that operated as an internet service provider. There were no developments in this matter during the first quarter of 2004. The company is attempting to obtain a status report from the bankruptcy Trustee and will urge the Trustee to take all reasonable efforts to obtain a final order of bankruptcy and have this matter discharged.

In July 2002, an adverse arbitration decision was rendered against the Company in favor of one of our former employees, Christopher L. Wiebelt. The amount of the award was approximately $100,000, including legal expenses. This amount was included in accounts payable on the balance sheet at December 31, 2003. The arbitration matter was styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. In February 2004, the Company entered into a settlement agreement with Mr. Weibelt under which the Company agreed to satisfy the judgment by making an initial payment of $30,000 and six equal monthly payments thereafter for the balance. Under the settlement agreement, the judgment will be fully satisfied in August 2004.

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

In April , 2004, a complaint was filed in the District Court, El Paso County, Colorado styled Pipeline Networks of Colorado, LLC vs. Usurf Communications, Inc. and Usurf America, Inc.; Case No. 2004cv1565. The lawsuit arose out of a dispute regarding an agreement to pay Pipeline $156,300 in Shares or in cash by April 13, 2004 as part of the original asset purchase and extension agreements to purchase the assets and rights used in connection with the Internet services business operated by Pipeline. USURF has made all cash payments and issued all shares of stock that fully satisfy the terms of the Asset Purchase Agreement as acknowledged in an Acknowledgement of Receipt signed by Pipeline Networks, with the exception that the Company has not yet filed a Registration Statement covering the 1,356,960 shares issued to Pipeline as part of the purchase. USURF plans to file a Form SB-2 Registration Statement covering this and other transactions in the near future. In Management's opinion there will be no future impact to our financial statements related to this matter.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended March 31, 2004, we issued the following securities:

1. (a) Securities Issued. In January 2004, 10,000,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Evergreen Venture Partners.

     (c) Consideration. Such shares were issued pursuant to the terms of a convertible debenture.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

2. (a) Securities Issued. In February 2004, 20,500,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to SunWest Communications, Inc., pursuant to the Plan and Agreement of Reorganization executed by and between the Company and SunWest. However, the shares have not been tendered to SunWest and are currently held in escrow pending approval of the transaction by the Colorado Public Utilities Commission.

     (c) Consideration. Such shares were issued pursuant to a Plan and Agreement of Reorganization.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

     (b) Terms of Conversion or Exercise. Exercise price of the warrants is $0.18 per share and the warrants are exercisable for a period of two years from issuance.

3. (a) Securities Issued. In February 2004, 75,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Denise Hoover.

     (c) Consideration. Such shares were issued as compensation for services rendered to the Company.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

4. (a) Securities Issued. In February 2004, 50,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Reda Habib.

     (c) Consideration. Such shares were issued as compensation for services rendered to the Company.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

5. (a) Securities Issued. In February 2004, 60,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Dale Tapp.

     (c) Consideration. Such shares were issued as compensation for services rendered to the Company.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

6. (a) Securities Issued. In February 2004, 250,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to James F. Mills.

     (c) Consideration. Such shares were issued pursuant to a vendor services agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

7. (a) Securities Issued. In February 2004, 300,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to James F. Mills.

     (c) Consideration. Such shares were issued pursuant to a vendor services agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

8. (a) Securities Issued. In February 2004, 600,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Meyer M. Saltzman and Howard R. Lerman.

     (c) Consideration. Such shares were issued as full payment of principal and accrued interest due under a promissory note.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers are accredited or sophisticated investor capable of evaluating an investment in the Company.

9. (a) Securities Issued. In February 2004, 431,818 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Michael McCabe.

     (c) Consideration. Such shares were issued pursuant to a plan and agreement of reorganization.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

10. (a) Securities Issued. In February 2004, 1,188,679 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Sovereign Companies, LLC.

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

11. (a) Securities Issued. In February 2004, 282,031 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Mountain View at T-Bone, LLC.

     (c) Consideration. Such shares were issued pursuant to an asset purchase agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

12. (a) Securities Issued. In February 2004, 39,189 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of stock were issued to Pinnacle T-Bone, LLC.

     (c) Consideration. Such shares were issued pursuant to an asset purchase agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

13. (a) Securities Issued. In February 2004, 849,786 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Wentworth Telecom Services, LLC.

     (c) Consideration. Such shares were issued pursuant to an asset purchase agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

14. (a) Securities Issued. In February 2004, 494,482 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Settler's Chase Development, LLC.

     (c) Consideration. Such shares were issued pursuant to an asset purchase agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

15. (a) Securities Issued. In March 2004, 50,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to M3 Telecom, Inc.

     (c) Consideration. Such shares were issued pursuant to a vendor services agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

16. (a) Securities Issued. In January 2004, 246,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Robert Letson.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

17. (a) Securities Issued. In January 2004, 273,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Brian McManus.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

18. (a) Securities Issued. In January 2004, 320,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Richard
          Lee.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

19. (a) Securities Issued. In January 2004, 61,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Ed
          Basquez.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

20. (a) Securities Issued. In February 2004, 134,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Bryan Upcraft.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

21. (a) Securities Issued. In February 2004, 49,150 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Robert Brian Pridemore.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

22. (a) Securities Issued. In February 2004, 34,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Evan
          Hershey.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

23. (a) Securities Issued. In February 2004, 25,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Robert Holtam.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

24. (a) Securities Issued. In February 2004, 81,600 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Craig
          Hulsey.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

25. (a) Securities Issued. In February 2004, 73,500 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Damien
          Kay.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

26. (a) Securities Issued. In March 2004, 160,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Bart Atkinson.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

27. (a) Securities Issued. In January 2004, 57,550 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Jason
          Jewert.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

28. (a) Securities Issued. In January 2004, 55,380 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Wade Templeton.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

29. (a) Securities Issued. In January 2004, 130,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Renee Williams.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

30. (a) Securities Issued. In January 2004, 300,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Ron
          McMullen.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

31. (a) Securities Issued. In January 2004, 175,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to M3
          Telecom.

     (c)  Consideration. Such shares were issued pursuant to a Service
          Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

32. (a) Securities Issued. In January 2004, 61,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Mark V Professional Consultants.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

33. (a) Securities Issued. In January 2004, 612,350 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Insolutions Inc..

     (c) Consideration. Such shares were issued pursuant to a Employment Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

34. (a) Securities Issued. In January 2004, 66,500 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Barker Design.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

35. (a) Securities Issued. In January 2004, 28,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Daron
          Wilson.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

36. (a) Securities Issued. In March 2004, 1,514,500 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Brent
          Hawker.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

37. (a) Securities Issued. In March 2004, 1,514,500 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Dan
          Potter.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

38. (a) Securities Issued. In March 2004, 120,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Alan
          Johnson.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

39. (a) Securities Issued. In March 2004, 120,000 shares of the Company's common stock were issued.

     (b)  Underwriter or Other Purchasers. Such shares were issued to Dave
          Bryan.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

40. (a) Securities Issued. In March 2004, 200,000 shares of the Company's common stock were issued.

     (b) Underwriter or Other Purchasers. Such shares were issued to Richard Vorwaller.

     (c) Consideration. Such shares were issued pursuant to a Consulting Agreement.

     (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. EXHIBITS AND FORM 8-K

     (a)  Exhibits.

Exhibit No.    Description
-----------    -----------


31.1           Certification of the Chief Executive Officer re: Section 302
31.2           Certification of the Principal Accounting Officer re: Section 302
32.1 Certification of the Chief Executive Officer and Principal Accounting Officer re: Section 906

     (b)  Reports on Form 8-K.

     During the three months ended March 31, 2004, we filed three Current Reports on Form 8-K, as follows:

     - Date of event: February 6, 2004, in which we reported the pending acquisition of business assets;

     - Date of event: March 10, 2004, wherein we reported the de-listing of our stock by the American Stock Exchange; and

     - Date of event: March 23, 2004, wherein we reported that our stock had begun trading on the OTC Bulletin Board.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 24, 2004                        USURF AMERICA, INC.

                                            By: /S/ Douglas O. McKinnon
                                            ---------------------------
                                            Douglas O. McKinnon
                                            Chief Executive Officer