Form 10QSB
period 2004-06-30
USURF AMERICA INC
filed 2004-08-23
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended June 30, 2004

         Transition Report under Section 13 or 15(d) of the Exchange Act

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

                         6005 Delmonico Drive, Suite 140
                        Colorado Springs, Colorado 80919
                    (Address of principal executive offices)

                                 (719) 260-6455 (Issuer's telephone number
                              including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

As of August 12, 2004, there were 174,306,835 shares outstanding of the issuer's common stock.

                         PART I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                                 USURF AMERICA, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2003
                                    AND JUNE 30, 2004 (UNAUDITED)


                                   ASSETS                                   (UNAUDITED)
                                                                              6/30/04      12/31/03
                                                                            -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                                                 $   280,048   $    72,597
  Marketable securities                                                         450 000       280,000
  Securities receivable                                                         240,000           -0-
  Accounts receivable                                                           793,481        69,205
  Deferred financing costs                                                      580,017           -0-
  Inventory                                                                      70,139        71,906
  Deposits and other assets                                                     443,670        44,910
                                                                            -----------   -----------
    Total Current Assets                                                      2,857,355       538,618
                                                                            -----------   -----------
PROPERTY AND EQUIPMENT
  Cost                                                                        1,323,575       681,511
  Less: accumulated depreciation                                               (221,053)      (98,836)
                                                                            -----------   -----------
    Total Property and Equipment                                              1,102,522       582,675
                                                                            -----------   -----------

INTANGIBLES                                                                   4,199,575       909,932
                                                                            -----------   -----------
OTHER LONG TERM ASSETS                                                        1,850,000       805,000
                                                                            -----------   -----------
TOTAL ASSETS                                                                $10,009,452   $ 2,836,225
                                                                            -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, current portion                                           $       -0-   $   168,300

   Accounts payable                                                             640,287       429,954
   Sales taxes payable                                                          317,321           -0-
   Accrued liabilities and  payroll                                             168,519       119,825
   Other current liabilities                                                    231,000       156,379
   Customer deposits                                                             14,270        17,867
   Deferred revenues                                                            282,896       403,333
                                                                            -----------   -----------
      Total Current Liabilities                                               1,654,294     1,295,658
                                                                            -----------   -----------
LONG TERM NOTES PAYABLE (Net of unamortized discount of $1,198,402)           2,471,598           -0-
                                                                            -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value; Authorized: 100,000,000, none outstanding
   Common stock, $.0001 par value; Authorized: 400,000,000 shares;
  Issued and outstanding: 174,306,835 at June 30, 2004 and 114,684,486 at
  December 31, 2003                                                              17,430        11,468
   Additional paid-in capital                                                56,473,490    47,159,317
   Accumulated deficit                                                      (49,294,848)  (43,861,845)
   Deferred consulting                                                       (1,182,511)   (1,608,373)
   Other comprehensive loss                                                    (130,000)     (160,000)
                                                                            -----------   -----------
      Total Stockholders' Equity                                              5,883,561     1,540,567
                                                                            -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $10,009,452   $ 2,836,225
                                                                            -----------   -----------

       The accompanying notes are an integral part of these consolidated financial statements.




                                       USURF AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)


                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                     ------------------------------    ------------------------------
                                          2004             2003             2004             2003
                                     -------------    -------------    -------------    -------------
                                      (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
REVENUES
   Revenues                          $   2,293,513    $      39,562    $   2,459,743    $      71,170
   Cost of goods sold                   (1,415,530)         (14,180)      (1,553,178)         (27,679)
                                     -------------    -------------    -------------    -------------
     Gross profit                          877,983           25,382          906,565           43,491
                                     -------------    -------------    -------------    -------------
OPERATING EXPENSES
  Professional fees                      1,627,154          121,549        2,827,591          229,050
  Salaries and commissions                 381,134          157,334          563,396          325,840
  Rent                                      44,077           27,135           71,958           47,110
  Depreciation and amortization            304,182           15,173          413,619           26,862
  Other general and administrative       1,145,901          340,253        1,591,465          633,424
                                     -------------    -------------    -------------    -------------
    Total Operating Expenses             3,502,447          661,444        5,468,028        1,262,286
                                     -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                    (2,624,463)        (636,062)      (4,561,462)      (1,218,795)
                                     -------------    -------------    -------------    -------------
OTHER (EXPENSE)
  Accretion of interest expense on
  convertible debt                        (176,292)             -0-         (784,025)             -0-
  Other income (expense)                   (11,362)               8          (24,446)               8
  Interest expense                         (60,050)             -0-          (63,069)             -0-
                                     -------------    -------------    -------------    -------------
    Total Other Expense                   (247,704)               8         (871,540)               8
                                     -------------    -------------    -------------    -------------
LOSS BEFORE INCOME TAX                  (2,872,168)        (636,054)      (5,433,003)      (1,218,787)
                                     -------------    -------------    -------------    -------------
INCOME TAX BENEFIT                             -0-              -0-              -0-              -0-
                                     -------------    -------------    -------------    -------------
NET LOSS                                (2,872,168)        (636,054)   $  (5,433,003)   $  (1,218,787)
                                     -------------    -------------    -------------    -------------
Net loss per common share            $       (0.17)   $      (0.008)   $      (0.037)   $     (0.0156)
                                     -------------    -------------    -------------    -------------
Weighted average number of shares
  outstanding                          166,577,835       82,048,870      146,071,465       77,984,415
                                     -------------    -------------    -------------    -------------

       The accompanying notes are an integral part of these consolidated financial statements.



                                       USURF AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)



                                                                                SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $(5,433,003)   $(1,218,787)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                  413,619         26,862
    Consulting and other fees paid with stock                                    2,741,274        645,260
    Compensation paid with stock                                                   165,300            -0-
    Accretion of interest expense on convertible debt                              784,025            -0-

  Changes in operating assets and liabilities
    Accounts receivable                                                           (724,276)       (41,531)
    Financing costs                                                               (580,017)           -0-
    Marketable securities and securities receivable                               (410,000)           -0-
    Accounts payable                                                               210,334         71,937
    Sales taxes payable                                                            317,321            -0-
    Deferred revenue                                                              (120,437)           -0-
    Other assets and  liabilities                                                 (247,279)        14,567
                                                                               -----------    -----------
      Net cash used in operating activities                                     (2,883,139)      (501,792)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for property and equipment                                (642,065)      (116,682)
   Capital expenditure for intangible assets                                      (924,045)           -0-
   Cash paid for future acquisitions                                            (1,045,000)           -0-
                                                                               -----------    -----------
    Net cash used in investing activities                                       (2,611,110)      (116,682)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                    3,670,000            -0-
  Issuance of common stock for cash                                              2,200,000        153,000
  Notes payable                                                                   (168,300)       166,053
  Warrants exercised                                                                   -0-        593,732
  Other                                                                                -0-        (21,750)
                                                                               -----------    -----------
    Net cash provided by financing activities                                    5,701,700        891,035
                                                                               -----------    -----------
    Net increase in cash and cash equivalents                                      207,451        272,561
  Cash and cash equivalents, beginning of period                                    72,597        111,568
                                                                               -----------    -----------
  Cash and cash equivalents, end of period                                     $   280,052    $   384,129
                                                                               -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                       $     3,018            -0-
                                                                               -----------    -----------
  Stock issued for acquisition of assets                                       $ 2,656,999            -0-
                                                                               -----------    -----------

         The accompanying notes are an integral part of these consolidated financial statements.


SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

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

         In April 2004, the Company issued 1,333,334 shares to obtain exclusive licensing rights in certain intellectual property, which shares were valued at $200,000.

         In April 2004, the Company issued 14,250,000 shares to acquire a business, which shares were valued at $1,425,000.

         In April 2004, the Company issued 450,000 shares to an employee as compensation for services rendered, which shares were valued at $27,000.

         In April 2004, the Company issued 375,000 shares to an employee as compensation for services rendered, which shares were valued at $22,500.

         In April 2004, the Company issued 250,000 shares to a former employee as compensation for services rendered, which shares were valued at $15,000.

         In April 2004, the Company issued 125,000 shares to an employee as compensation for services rendered, which shares were valued at $7,500.

         In April 2004, the Company issued 175,000 shares to an employee as compensation for services rendered, which shares were valued at $10,500.

         In April 2004, the Company issued 1,250,000 shares to acquire a business, which shares were valued at $90,000.

         In May 2004, the Company issued 1,000,000 shares under a consulting agreement for services to be rendered during 2004, which shares were valued at $120,000.

         In May 2004, the Company issued 1,000,000 shares to a new employee as an inducement to employment, which shares were valued at $100,000.

         In May 2004, the Company issued 1,000,000 shares to a new employee as an inducement to employment, which shares were valued at $100,000.

         In May 2004, the Company issued 1,000,000 shares to a new employee as an inducement to employment, which shares were valued at $100,000.

         In May 2004, the Company issued 400,000 shares to an employee as compensation for services rendered, which shares were valued at $40,000.

         In May 2004, the Company issued 50,000 shares for professional services to be rendered during 2004, which shares were valued at $5,000.

         In May 2004, the Company issued 625,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $75,000.

         In June 2004, the Company issued 122,000 shares to a vendor as payment for services rendered or to be rendered, which shares were valued at $12,200.

         In June 2004, the Company issued 475,000 shares for consulting services rendered in connection with a financing transaction, which shares were valued at $47,500.

         In June 2004, the Company issued 250,000 shares for consulting services rendered in connection with a financing transaction, which shares were valued at $25,000.

         In June 2004, the Company issued 275,000 shares for consulting services rendered in connection with a financing transaction, which shares were valued at $27,500.

         In June 2004, the Company issued 100,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $10,000.

         In June 2004, the Company issued 25,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $2,500.

         In June 2004, the Company issued 15,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $1,500.

         In June 2004, the Company issued 50,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $5,000.

         In June 2004, the Company issued 15,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $1,500.

         In June 2004, the Company issued 15,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $1,500.

         In June 2004, the Company issued 600,000 shares for professional services to be rendered during 2004, which shares were valued at $60,000.

         In June 2004, the Company issued 950,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $95,000.

         In June 2004, the Company issued 750,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $75,000.

         In June 2004, the Company issued 2,000,000 shares under a consulting agreement for services to be rendered during 2004, which shares were valued at $200,000.

         In June 2004, the Company issued 250,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $25,000.

         In June 2004, the Company issued 154,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $15,030.

         In June 2004, the Company issued 175,000 shares to a vendor for services to be rendered during the next twelve months, which shares were valued at $17,500.

         In June 2004, the Company issued 175,000 shares to a vendor for services to be rendered during the next twelve months, which shares were valued at $17,500

         In June 2004, the Company issued 280,000 shares to an employee as compensation for services rendered during the first half of 2004, which shares were valued at $21,000.

         In June 2004, the Company issued 480,000 shares to an employee as compensation for services rendered during the first half of 2004, which shares were valued at $36,000.

         In June 2004, the Company issued 200,000 shares to an employee as compensation for services rendered during the fourth quarter of 2003 and the first quarter of 2004, which shares were valued at $40,000.


SIX MONTHS ENDED JUNE 30, 2003


         In March 2003, the Company issued 2,500,000 shares as a commitment fee under a common stock purchase agreement, which shares were valued at $75,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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


NOTE 2.  CRITICAL ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all the accounts of USURF and all wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in the consolidation.

STOCK-BASED COMPENSATION

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123. During 2004 and 2003 no options were granted to employees, officers or directors.

STOCK FOR SERVICES

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs, which are valued at the stock price on the date of a particular agreement, are recorded as a reduction of stockholders' equity and are amortized over the lives of the respective agreements.

REVENUE RECOGNITION

The Company charges its video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold. The Company bills monthly for its voice (telephone) services in advance and generally receives payments during the month in which the services are provided. To the extent that revenue is received, but not earned, the Company records these amounts as deferred revenue.

BAD DEBT

The Company estimates the amount of uncollectible accounts receivable and records an allowance bad debt. Uncollectible accounts receivable are then charged against this allowance.

MARKETABLE SECURITIES AND SECURITIES RECEIVABLE

Effective May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay the Company $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to the Company do not have a market value of at least $600,000, then ZKID would issue additional shares to the Company for the difference. At June 30, 2004 the market value of the shares was $240,000 less than the Purchase Price and accordingly, the Company recorded securities receivable in that amount.

NOTE 3.  STOCK AND WARRANT ISSUANCES

During the six months ended June 30, 2004, the Company issued shares of common stock and common stock purchase warrants, as follows:

         23,485,985 shares to acquire various businesses or business assets;

         19,000,000 shares for cash;

         17,636,364 shares in exchange for consulting and other services;

         45,238,312 warrants (350,000 w/exercise price of $0.20 per share; 1,000,000 w/exercise price of $0.18 per share; 2,500,000 w/exercise price of $0.15 per share; 39,419,562 w/exercise price of $0.12 per share; 1,968,750 w/exercise price of $0.08 per share) were issued.


NOTE 4.  FINANCING TRANSACTIONS

In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loan(s) are due one year from funding, pay interest at the rate of ten percent (10%) per annum and are convertible into common stock of the Company at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. During the first quarter of 2004, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. This amount was converted into 5,000,000 shares of common stock. In connection with the conversion, the conversion price and the exercise price of the warrants were reduced to $0.12 per share. The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. As of June 30, 2004 interest expense related to the accretion of the convertible promissory note to its face value and price reduction of $555,800 was recorded as the notes are convertible immediately.

In January 2004, the Company entered into an agreement with Atlas Capital Services, LLC ("Atlas") to provide financing directly or indirectly to the Company. Under the terms of the agreement, the Company will pay to Atlas a fee equal to 10% of the principal amount of the transaction amount to be paid as proceeds are received by the Company from each transaction.

In March 2004, Atlas arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share, with 125% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $934,798 and will be amortized over eighteen months, the term of the convertible note. As of June 30, 2004 interest expense of $207,733 was amortized and recorded as additional interest expense.

During the second quarter of 2004, Atlas arranged for the Company to complete the closing of an additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share, with 75% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due June, 2006 and bears interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $491,830 and will be amortized over 24 months, the term of the convertible note. As of June 30, 2004 interest expense of $20,493 was amortized and recorded as additional interest expense.

At June 30, 2004 total notes payable under the above is $3,670,000 and total unamortized discount is $1,198,402. For balance sheet presentation these amounts are combined resulting in a balance of $$2,471,598.

Subsequent to June 30, 2004 the Company repriced the conversion price of the above transaction to $0.05 per share. As a result, the Company will issue and additional 17,000,000 shares for notes previously converted and reserve an additional 32,762,500 shares to be issued upon conversion of the outstanding convertible debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and results of Operations included in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans and (d) our ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, the forward-looking statements contained in this report may not occur. Except to fulfill our obligation under the United States securities laws, we do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         Overview of Our Business

During 2003 and through June 30, 2004, we continued to implement and expand our business plan beyond solely offering wireless Internet access service. We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers and since the completion of the acquisition of Connect Paging Inc. d/b/a/ Get-A-Phone, we also offer additional telecommunications services including local, long distance and enhanced telephone (voice) services. We also market and sell telecommunications-related hardware and software. Our current business plan involves obtaining, through internal growth, as many, voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

         2004 ACQUISITIONS

Connect Paging, Inc. d/b/a Get-A-Phone

In March 2004, we signed an agreement to acquire all of the issued and outstanding common stock of Connect Paging, Inc. d/b/a Get-A-Phone. The purchase price consists of $2,000,000 in cash and 15,000,000 shares of our common stock. Get-A-Phone operates as a competitive local exchange carrier in Texas offering local and long distance telephone services. Get-A-Phone has acquired approximately 14,000 (unaudited) customers as of June 30, 2004. In April 2004, the Texas Public Utilities Commission granted approval to the transaction and the transaction was closed effective April 16, 2004.

The transaction has been accounted for as a purchase. The purchase price has been allocated to the acquired assets and assumed liabilities based upon fair market values on the date of acquisition. The following table summarizes the assets acquired and liabilities assumed in the transaction and the amount attributable to cost in excess of assets acquired:

Property and Equipment            $     45,000
Intangibles (Customer List)       $  1,566,686
Intangibles (Goodwill)            $  1,820,824

The preliminary estimate of assets represents management's best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date.

The following unaudited proforma condensed statements of operations assumes the acquisition occurred on January 1, 2002 and presents proforma financial information for the year ended December 31, 2002. In our opinion, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.


                                                       YEAR ENDED DECEMBER 31, 2002
                                      -----------------------------------------------------------
                                                                         PROFORMA       PROFORMA
                                         USURF       GET-A-PHONE        ADJUSTMENTS     COMBINED
                                      -----------    -----------        ----------    -----------
Revenues                              $        --    $ 1,188,703         $      --    $ 1,188,703

Expenses
   Cost of Sales                                                         1,474,018      1,474,018
   Inventory write down                   132,031             --                          132,031
   Depreciation and amortization            7,336               (1)        328,337        335,673
   General and administrative           3,830,181        493,877                        4,324,058
   Other operating expenses                               34,407                           34,407
                                      -----------    -----------        ----------    -----------
Total Operating Expenses                3,969,548      2,002,302           328,337      6,300,188
                                      -----------    -----------        ----------    -----------

Operating loss                         (3,969,548)      (813,599)         (328,337)    (5,111,485)
Other Income (expense)                   (190,874)        (6,978)          (80,000)      (277,852)
                                      -----------    -----------        ----------    -----------
Net loss                              $(4,160,422)   $  (820,577)        $(408,337)   $(5,389,337)
                                      ===========    ===========        ==========    ===========
Net loss per common share             $     (0.09)                                    $     (0.12)
Weighted average shares outstanding    45,008,651                                      45,008,651
                                      ===========                                     ===========


(1) To record depreciation for equipment and amortization of intangible assets.
(2) To record interest on loan to acquire Get-A-Phone.


The following unaudited proforma condensed statements of operations assumes the acquisition occurred on January 1, 2002 and presents proforma financial information for the year ended December 31, 2003. In our opinion, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.


                                                       YEAR ENDED DECEMBER 31, 2003
                                      -----------------------------------------------------------
                                                                         PROFORMA       PROFORMA
                                         USURF       GET-A-PHONE        ADJUSTMENTS     COMBINED
                                      -----------    -----------        ----------    -----------

Revenues                              $   403,764    $ 6,266,744                      $ 6,670,508

Expenses
   Internet access cost                    493,504                                        493,504
   Cost of Sales                                       5,409,966                        5,409,966
   Depreciation and amortization           130,384              (1)        328,337        458,721
   General and administrative           3,363,336      1,745,179                        5,108,515
   Other operating expenses                               86,353                           86,353
                                      -----------    -----------        ----------    -----------
Total Operating Expenses                3,987,224      7,241,498           328,337     11,557,059
                                      -----------    -----------        ----------    -----------

Operating loss                         (3,583,460)      (974,754)         (328,337)    (4,886,551)
Other Income (expense)                    (70,896)          (907)(2)       (80,000)      (151,803)
                                      -----------    -----------        ----------    -----------
Net loss                              $(3,654,356)   $  (975,661)        $(408,337)   $(5,038,354)
                                      ===========    ===========        ==========    ===========

Net loss per common share             $     (0.04)                                    $     (0.06)
Weighted average shares outstanding    89,186,106                                      89,186,106
                                      ===========                                     ===========



(1) To record depreciation for equipment and amortization of intangible assets.
(2) To record interest on loan to acquire Get-A-Phone.

         GOING CONCERN

Our auditor stated in its report on our financial statements for the period ended December 31, 2003 and 2002 that the Company is has experienced recurring losses and operated with negative working capital and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the six months ended June 30, 2004 and 2003, we incurred a net loss of $5,433,003 and $1,218,787, respectively. As of June 30, 2004, we had an accumulated deficit of $49,294,848. We are actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.


         CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. These critical accounting policies are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31,2003 filed with the Securities and Exchange Commission. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of our consolidated financial statements, we cannot guarantee that its estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                  REVENUES

For the six months ended June 30, 2004 and 2003, USURF had $2,459,743 and $71,170, respectively in revenue, an increase of $2,388,573. This increase is primarily due to the acquisition of Connect Paging, Inc. d/b/a Get-A-Phone in April 2004. During the six months ended June 30, 2004, USURF's revenues were derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services and satellite-based CATV access services. These revenues are recognized and recorded on an accrual basis.

                  OPERATING EXPENSES

For the six months ended June 30, 2004 and 2003, operating expenses were $5,468,028and $1,262,286, respectively. During the six months ended June 30, 2004, operating expenses consisted primarily of professional and consulting fees of $2,827,591, of which $2,741,274 was paid in stock, salaries and commissions of $563,396, and other general and administrative expenses of $1,591,465 consisting primarily of customer care and support.

                  NET LOSS

For the six months ended June 30, 2004, USURF had a net loss of $5,433,003, or $0.037 per share. In the comparable period of the prior year, USURF had a net loss of $1,218,787, or $0.016 per share.

         LIQUIDITY

At June 30, 2004, we had positive working capital of $1,203,061 compared to a net working capital deficit of ($757,040) at December 31 2003. A net working capital deficit means that current liabilities exceeded current assets. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities.

Currently, we believe that we have sufficient cash from the sale of securities and commitments from Atlas Capital financing transactions to continue our current business operations through December 31, 2004. During the six months ended June 30, 2004, we received approximately $2,200,000 from the sale of securities and $3,670,000 in debt from the Atlas Capital financing transaction. At June 30, 2004, we had cash on hand of $280,048.

We anticipate that our capital needs will be met through financing transactions arranged by Atlas Capital. We will also seek other sources of financing to fund its operations, although we may not be successful in such efforts. We may not be able to secure adequate capital as we need it. Without additional capital, we would be forced to curtail or cease our operations.

         CASH USED IN OPERATING ACTIVITIES

 During the six months ended June 30, 2004, our operations used cash of $2,883,139 compared to $501,792 used during the same period in 2003. In each period reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.

         CASH USED IN INVESTING ACTIVITIES

During the first half of 2004, we engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies. The total value of capital investments for the period was $2,611,110 compared to only $116,682 for the same period in 2003. During the 2004 period, capital assets were also acquired through the issuance of stock valued at $2,656,999.

         CASH PROVIDED BY FINANCING ACTIVITIES

During the first half of 2004, the total value of the Company's financing activities $5,701,700 compared to cash of $891,035 provided during the same period in 2003. During this 2004 period, $2,200,000 of cash was provided through the sale of stock and $3,670,000 of cash was provided through debt issuance.

         OFF-BALANCE SHEET FINANCING ACTIVITIES

We do not have any off-balance sheet arrangements that have, or are reasonably likely to a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

         FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

         o we have a limited operating history with significant losses and expect our losses to continue for the foreseeable future,

         o the market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases,

         o a low market price may severely limit the potential market for our common stock, and

         o our stock has been de-listed from the American Stock Exchange and is categorized as a "penny stock."

         For a discussion of these and other factors affecting our business and prospects, see "Item 1. --Description of Business--Risk Factors Concerning Us and Our Common Stock" in our Annual Report on Form 10-KSB for the year ended December 31, 2003. In addition, the following factors may affect our business, the results of our operations and the market price of our securities:

         OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS EXPRESSED IN THEIR AUDIT REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003, SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In its opinion on our financial statements for the year ended December 31, 2003, our independent auditor, Hein & Associates LLP, expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our financial statements for the period ended December 31, 2003, given our then-current and historical lack of capital, our independent auditor had substantial doubt that we would be able to continue as a going business concern. Please review the Independent Auditor's Report included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.


         WE ARE DEPENDENT UPON LONG-TERM FINANCING.

         Our ability to implement our business plan and grow is dependent on raising a significant amount of capital. We have sustained our operations in large part from sales of our equity. We may not be able to successfully generate revenues or raise additional funds sufficient to finance our continued operations. In the long term, failure to generate sufficient revenues or obtain financing would have a material adverse effect on our business and would jeopardize our ability to continue our operations.


         WE HAVE IN THE PAST AND MAY IN THE FUTURE ENGAGE IN ACQUISITIONS, WHICH WILL CAUSE US TO INCUR A VARIETY OF COSTS AND WHICH MAY NOT ACHIEVE ANTICIPATED RESULTS.

         From time to time, we engage in discussions with third parties concerning potential acquisitions of businesses, products, technologies and other assets. Acquisitions may require us to make considerable cash outlays and can entail the need for us to issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. Acquisitions involve a number of additional risks, including:

         o difficulties in and costs associated with the assimilation of the operations, technologies, personnel and products of the acquired companies,

         o assumption of known or unknown liabilities or other unanticipated events or circumstances,

         o risks of entering markets in which we have limited or no experience, and

         o    potential loss of key employees.

         Any of these risks could harm our ability to achieve profitability of acquired operations or to realize other anticipated benefits of an acquisition.


         Our leverage and debt service obligations may adversely affect our cash flow.

         We have substantial amounts of outstanding indebtedness, primarily from our secured convertible notes due 2005 and 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts in respect of our indebtedness when due. As of June 30, 2004, the total principal amount of our debt outstanding was approximately $3.67 million. Our substantial leverage could have significant negative consequences on our business, the results of our operations and the market price of our securities including:

         o increasing our vulnerability to general adverse economic and industry conditions;

         o    limiting our ability to obtain additional financing;

         o requiring the dedication of a substantial portion of our expected cash flow from operations to service our debt, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

         o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

         o placing us at a possible competitive disadvantage compared to less-leveraged competitors and competitors that have better access to capital resources.

         ANTI-DILUTION RIGHTS OF SOME OF OUR INVESTORS MAY CAUSE US TO ISSUE SUCH INVESTORS ADDITIONAL SHARES OF OUR COMMON STOCK.

         Certain holders of our common stock have anti-dilution rights that require us to issue such holders additional shares of our common stock if we issue or sell any shares of our common stock, or other rights to subscribe to our common stock, below certain price thresholds. These anti-dilution adjustments could accelerate and increase the magnitude of a decline in the trading price for our common stock. Certain warrant holders also have the right to purchase an increasing amount of shares if we issue or sell any shares of our common stock or other rights to subscribe to our common stock below certain price thresholds.


         Future sales of common stock may cause the price of our common stock to decline.

         Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. As of June 30, 2004, there are 55,500,000 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to Rule 144 may cause the price of our common stock to decline.

         In addition, future sales of shares of common stock by shareholders and us, including subsequent sales of common stock by the holders of warrants, could have an adverse effect on the prices of our securities. The sale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline.


         WE OPERATE IN A HIGHLY COMPETITIVE MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST ESTABLISHED COMPETITORS WITH GREATER FINANCIAL RESOURCES AND MORE DIVERSE STRATEGIC PLANS.

         We face competition from many communications providers with significantly greater financial, technical and marketing resources, longer operating histories, well-established brand names, larger customer bases and diverse strategic plans and technologies. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future. We expect significant competition from traditional and new communications companies, including local, long distance, cable modem, Internet, digital subscriber line, fixed and mobile wireless and satellite data service providers, some of which are described in more detail below. If these potential competitors successfully focus on our market, we may face intense competition which could harm our business. In addition, we may also face severe price competition for building access rights, which could result in higher sales and marketing expenses and lower profit margins.


         REGULATION OF THE INTERNET COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

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


ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PART II - OTHER INFORATION

ITEM 1.  LEGAL PROCEEDINGS

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

In April 2004, a complaint was filed in the District Court, El Paso County, Colorado styled Pipeline Networks of Colorado, LLC vs. Usurf Communications, Inc. and Usurf America, Inc.; Case No. 2004cv1565. The lawsuit arose out of a dispute regarding an agreement to pay Pipeline $156,300 in shares of our common stock or in cash by April 13, 2004 as part of the original asset purchase and extension agreements to purchase the assets and rights used in connection with the Internet services business operated by Pipeline. This matter was fully settled by the parties in July of 2004. Under the settlement agreement, Pipeline exchanged its 1,356,960 shares of our common stock for a cash payment of $170,000. The settlement resulted in a net charge of $14,000 against our second quarter earnings.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         During the three months ended June 30, 2004, we issued the following securities:

1.       (a)      Securities Issued. In April 2004, we issued 666,667 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to NetUnwired, LLC to obtain exclusive licensing rights in certain intellectual property.

         (c) Consideration. Such shares were issued pursuant to the terms of a licensing agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

2.       (a)      Securities Issued. In April 2004, we issued 666,667 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Robert Letson to obtain exclusive licensing rights in certain intellectual property.

         (c) Consideration. Such shares were issued pursuant to the terms of a licensing agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

3.       (a)      Securities Issued. In April 2004, we issued 4,750,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Brandon Young.

         (c) Consideration. Such shares were issued to acquire a business pursuant to the terms of a stock purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

4.       (a)      Securities Issued. In April 2004, we issued 4,750,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Brian Young.

         (c) Consideration. Such shares were issued to acquire a business pursuant to the terms of a stock purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

5.       (a)      Securities Issued. In April 2004, we issued 4,750,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Byron Young.

         (c) Consideration. Such shares were issued to acquire a business pursuant to the terms of a stock purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

6.       (a)      Securities Issued. In April 2004, we issued 450,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Douglas O. McKinnon.

         (c) Consideration. Such shares were issued as compensation for services rendered to the Company during the fourth quarter of 2003.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

7.       (a)      Securities Issued. In April 2004, we issued 375,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Kenneth J. Upcraft.

         (c) Consideration. Such shares were issued as compensation for services rendered to the Company during the fourth quarter of 2003.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

8.       (a)      Securities Issued. In April 2004, we issued 250,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Christopher K. Brenner.

         (c) Consideration. Such shares were issued to a former employee as compensation for services rendered to the Company during the fourth quarter of 2003.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

9.       (a)      Securities Issued. In April 2004, we issued 125,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Michael T. Woods.

         (c) Consideration. Such shares were issued as compensation for services rendered to the Company during the fourth quarter of 2003.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

10.      (a)      Securities Issued. In April 2004, we issued 175,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Ronald Bass.

         (c) Consideration. Such shares were issued as compensation for services rendered to the Company during the fourth quarter of 2003.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers are accredited or sophisticated investor capable of evaluating an investment in the Company.

11.      (a)      Securities Issued. In April 2004, we issued 1,250,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares were issued to Palmer Wells, LLC.

         (c) Consideration. Such shares were issued to acquire a business pursuant to a membership interest purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

12.      (a)      Securities Issued. In April 2004, we issued 2,500,000 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Palmer Wells, LLC.

         (c) Consideration. Such warrants were issued pursuant to a membership interest purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.15 per share and the warrants are exercisable for a period of two years.

13.      (a)      Securities Issued. In April 2004, we issued 4,000,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to John Pritzlaff, III.

         (c) Consideration. Such shares were issued for cash pursuant to a stock purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

14.      (a)      Securities Issued. In April 2004, we issued 1,000,000 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to John Pritzlaff, III.

         (c) Consideration. Such warrants were issued pursuant to a stock purchase agreement.

         (d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.18 per share and the warrants are exercisable for a period of two years.

15.      (a)      Securities Issued. In June 2004, we issued 475,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares were issued to Atlas Capital Services, LLC.

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

16.      (a)      Securities Issued. In June 2004, we issued 753,598 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Atlas Capital Services, LLC.

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

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.08 per share and the warrants are exercisable for a period of seven years.

17.      (a)      Securities Issued. In June 2004, we issued 1,574,792 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Atlas Capital Services, LLC.

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

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.12 per share and the warrants are exercisable for a period of seven years

18.      (a)      Securities Issued. In June 2004, we issued 250,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares of stock were issued to Marc Berger.

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

19.      (a)      Securities Issued. In June 2004, we issued 285,938 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Marc Berger.

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

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.08 per share and the warrants are exercisable for a period of seven years.



20.      (a)      Securities Issued. In June 2004, we issued 610,417 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Marc Berger.

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

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.12 per share and the warrants are exercisable for a period of seven years

21.      (a)      Securities Issued. In June 2004, we issued 275,000 shares of our common stock.

         (b) Underwriter or Other Purchasers. Such shares were issued to Steven Pollan.

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

22.      (a)      Securities Issued. In June 2004, we issued 929,214 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Steven Pollan.

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

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.08 per share and the warrants are exercisable for a period of seven years.

23.      (a)      Securities Issued. In June 2004, we issued 951,458 warrants to purchase shares of our common stock.

         (b) Underwriter or Other Purchasers. Such warrants were issued to Steven Pollan.

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

         (e) Terms of Conversion or Exercise. Exercise price of the warrants is $0.12 per share and the warrants are exercisable for a period of seven years

ITEM 5. OTHER INFORMATION

         "On August 16, 2004, USURF America, Inc. President and Chief Executive Officer Doug McKinnon announced that the corporation had accepted the resignation of Mr. Kenneth Upcraft as Executive Vice President effective August 16, 2004. This resignation was not because of any disagreement with the Company on matters relating to its operations, policies or practices."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

EXHIBIT
NO.          DESCRIPTION
-------      ------------------------------------------------------------------

4.1          Securities Purchase Agreement
4.1.A        Secured Convertible Debenture Due September 5, 2005
4.1.B        Registration Rights Agreement
4.1.C        Common Stock Purchase Warrant
4.1.F        Security Agreement
4.2          Securities Purchase Agreement
4.2.A        Secured Convertible Debenture Due September 5, 2005
4.2.B        Registration Rights Agreement
4.2.C        Common Stock Purchase Warrant
4.2.F        Consent To Waiver
10.          Employment Agreement - Richard Koontz
31.1         Rule 13a - 14(a) Certification of the Chief Executive Officer
31.2         Rule 13a - 14(a) Certification of the Principal Financial Officer
32.1         Section 1350 Certifications

         (b)      Reports on Form 8-K.

         We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

               - Current Report on Form 8-K dated April 20, 2004, filed with the Securities and Exchange Commission on May 5, 2004, under
                    Item 2. Acquisitions or Dispositions of Assets, and Item 7. Financial Statements and Exhibits, and

               - Current Report on Form 8-K/A dated February 6, 2004, filed with the Securities and Exchange Commission on April 21, 2004, under Item 2. Acquisitions or Dispositions of Assets, and Item 7. Financial Statements and Exhibits

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 23, 2004                         USURF AMERICA, INC.

                                                 By:  /S/ Douglas O. McKinnon
                                                   -----------------------------
                                                   Douglas O. McKinnon
                                                   Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.          DESCRIPTION
-------      ------------------------------------------------------------------
4.1          Securities Purchase Agreement
4.1.A        Secured Convertible Debenture Due September 5, 2005
4.1.B        Registration Rights Agreement
4.1.C        Common Stock Purchase Warrant
4.1.F        Security Agreement
4.2          Securities Purchase Agreement
4.2.A        Secured Convertible Debenture Due September 5, 2005
4.2.B        Registration Rights Agreement
4.2.C        Common Stock Purchase Warrant
4.2.F        Consent To Waiver
10.          Employment Agreement - Richard Koontz
31.1         Rule 13a - 14(a) Certification of the Chief Executive Officer
31.2         Rule 13a - 14(a) Certification of the Principal Financial Officer
32.1         Section 1350 Certifications