Form 10QSB
period 2004-09-30
USURF AMERICA INC
filed 2004-12-10
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           6005 DELMONICO DRIVE, SUITE 140, COLORADO SPRINGS, CO 80919
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (719) 260-6455
       ------------------------------------------------------------------

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days |X| Yes |_| No

      As of December 10, 2004, there were 201,960,088 shares of the issuer's outstanding common stock.

      Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      USURF AMERICA, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                                                                     PAGE
Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003                                 3

Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (Unaudited) and the
nine months ended September 30, 2004 and 2003 (Unaudited)                                                              5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)                6

Notes to Consolidated Financial Statements                                                                             9

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003
                             AND SEPTEMBER 30, 2004

                                     ASSETS

                                                    (UNAUDITED)
                                                      9/30/04       12/31/03
                                                    -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                         $   260,795    $    72,597
  Marketable securities                                 200,000        280,000
  Securities receivable                                 440,000            -0-
  Accounts receivable                                   253,707         69,205
  Financing Costs net of $210,183 of amortization       492,217            -0-
  Inventory                                              31,795         71,906
  Deposits and other assets                              52,075         44,910
                                                    -----------    -----------
    Total Current Assets                              1,730,589        538,618
                                                    -----------    -----------

PROPERTY AND EQUIPMENT
  Cost                                                1,309,863        681,511
  Less: accumulated depreciation                       (312,056)       (98,836)
                                                    -----------    -----------
    Total Property and Equipment                        997,807        582,675
                                                    -----------    -----------

INTANGIBLES                                           3,981,416        909,932
                                                    -----------    -----------

OTHER LONG TERM ASSETS                                   20,000        805,000
                                                    -----------    -----------

TOTAL ASSETS                                        $ 6,729,812    $ 2,836,225
                                                    -----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003
                             AND SEPTEMBER 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   (UNAUDITED)
                                                                                     9/30/04        12/31/03
                                                                                   ------------    ------------
CURRENT LIABILITIES
  Notes payable, current portion (Net of unamortized discount of $225,383)         $  1,869,617    $    168,300
  Accounts payable
                                                                                        717,468         429,954
  Accrued liabilities and payroll                                                       186,660         119,825
  Other current liabilities                                                             393,759         156,379
  Customer deposits                                                                      14,270          17,867
  Deferred Revenues                                                                     259,971         403,333
                                                                                   ------------    ------------
    Total Current Liabilities                                                         3,441,745       1,295,658
                                                                                   ------------    ------------

LONG TERM LIABILITIES
  Notes payable (Net of unamortized discount of $134,932)                             2,190,068             -0-
                                                                                   ------------    ------------
    Total Long Term Liabilities                                                       2,190,068             -0-
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value; Authorized: 100,000,000, none
       Outstanding
  Common stock, $.0001 par value; Authorized: 400,000,000 shares;
    Issued and outstanding: 177,861,835 at September 30, 2004 and 114,684,486 at
    December 31, 2003                                                                    17,787          11,468
  Additional paid-in capital                                                         57,632,847      47,159,317
  Accumulated deficit                                                               (56,310,384)    (43,861,845)
  Deferred consulting                                                                   (62,251)     (1,608,373)
  Other comprehensive loss                                                             (180,000)       (160,000)
                                                                                   ------------    ------------
    Total Stockholders' Equity                                                        1,097,999       1,540,567
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  6,729,812    $  2,836,225
                                                                                   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                     2004              2003            2004             2003
                                                  (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
                                                 -------------    -------------    -------------    -------------
REVENUES
   Revenues                                      $   2,638,971    $     165,278    $   5,098,714    $     236,448
   Internet access costs, cost of goods sold          (918,791)        (103,391)      (2,471,969)        (131,070)
                                                 -------------    -------------    -------------    -------------
   Gross profit                                      1,720,180           61,887        2,626,745          105,378
                                                 -------------    -------------    -------------    -------------

OPERATING EXPENSES
  Professional fees                                  1,438,637          200,529        4,283,727          754,837
  Salaries and commissions                             467,475          256,246        1,030,871          582,086
  Rent                                                  23,043           30,923           95,001           78,033
  Depreciation and amortization                        303,674           41,040          717,293           67,902
  Other general and administrative                   1,401,953          296,422        2,993,418          604,588
                                                 -------------    -------------    -------------    -------------
    Total Operating Expenses                         3,634,782          825,160        9,120,309        2,087,446
                                                 -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                (1,914,603)        (763,273)      (6,493,565)      (1,982,068)
                                                 -------------    -------------    -------------    -------------

OTHER (EXPENSE)
  Accretion of interest expense on convertible
  debt                                                (206,011)             -0-         (990,036)             -0-
  Other expense                                        (30,818)             548          (55,112)             556
  Write off of other assets and
    reclassification of related expenses            (3,273,258)      (3,273,258)
  Gain (loss) on debt modification                  (1,568,688)             -0-       (1,568,688)             -0-
  Gain (loss) on disposition of asset                  (24,234)             -0-           75,613              -0-
  Interest expense                                     (80,425)          (9,283)        (143,494)          (9,283)
                                                 -------------    -------------    -------------    -------------
    Total Other Expense                             (5,183,434)          (8,735)      (5,954,974)          (8,727)
                                                 -------------    -------------    -------------    -------------

NET LOSS                                            (7,098,037)        (772,008)     (12,448,539)      (1,990,795)
                                                 -------------    -------------    -------------    -------------

Imputed dividend attributable to rights
  applicable to certain shareholders                  (850,000)             -0-         (850,000)             -0-
                                                 -------------    -------------    -------------    -------------

NET LOSS APPLICABLE TO OTHER SHAREHOLDERS        $  (7,948,037)   $    (772,008)   $ (13,298,539)   $  (1,990,795)
                                                 -------------    -------------    -------------    -------------

Net loss per common share                        $     (0.0453)   $     (0.0083)   $     (0.0853)   $     (0.0240)
                                                 -------------    -------------    -------------    -------------

Weighted average number of shares outstanding      175,491,835       93,359,842      155,878,255       83,109,557
                                                 -------------    -------------    -------------    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           COLORADO SPRINGS, COLORADO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                               Nine Months Ended September 30,
                                                                                   2004            2003
                                                                                (Unaudited)    (Unaudited)
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $(12,448,539)   $ (1,990,795)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                   717,292          67,902
    Consulting and other fees paid with stock                                     4,249,931       1,183,511
    Accretion of interest expense on convertible debt                               990,036             -0-
    Loss on debt modification                                                     1,568,688             -0-
    Write off advances                                                            1,830,000             -0-
     Loss on Sale of assets for securities                                          (99,847)            -0-

  Changes in operating assets and liabilities
    Accounts receivable                                                            (184,502)        (66,342)
    Marketable Securities and Securities Receivable                                 (80,000)            -0-
    Inventory                                                                        40,111          (1,383)
    Accounts payable                                                                287,514         130,996
    Accrued Payroll                                                                 (73,640)            -0-
    Accrued Interest                                                                140,475             -0-
    Deferred revenue                                                               (198,312)            -0-
    Other assets and  liabilities                                                  (485,894)         12,268
                                                                               ------------    ------------
      Net cash used in operating activities                                      (3,190,063)       (663,843)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for property and equipment                                 (709,412)       (384,715)
   Cash paid for other assets                                                    (1,045,000)            -0-
   Cash paid for intangibles and other long term assets                          (1,319,028)        (28,434)
                                                                               ------------    ------------
    Net cash used in investing activities                                        (3,073,440)       (413,149)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Disbursement for notes receivable                                                (111,300)       (332,000)
  Payments on subscriptions receivable                                                  -0-        (468,875)
  Proceeds from notes payable                                                     4,963,000          (1,000)
  Issuance of common stock for cash                                               1,600,000       1,433,876
  Warrants exercised                                                                    -0-         593,732
                                                                               ------------    ------------
    Net cash provided by financing activities                                     6,451,700       1,225,733
                                                                               ------------    ------------

    Net increase in cash and cash equivalents                                       188,198         148,741
  Cash and cash equivalents, beginning of period                                     72,597         111,568
                                                                               ------------    ------------
  Cash and cash equivalents, end of period                                     $    260,795    $    260,309
                                                                               ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                       $      3,019            $-0-
                                                                               ------------    ------------
  Stock issued for acquisition of assets                                       $  2,656,999    $    531,720
                                                                               ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

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

      In July 2004, the Company issued 80,000 shares for consulting services, which shares were valued at $5,600.

      In September 2004, the Company issued 75,000 shares for consulting services, which shares were valued at $13,500.

      In September 2004, the Company issued 2,200,000 shares for consulting services, which shares were valued at $132,000.

      In September 2004, the Company issued 1,200,000 shares for consulting services, which shares were valued at $72,000.

NINE MONTHS ENDED SEPTEMBER 30, 2003

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

      In September 2003, the Company issued 1,650,000 shares to certain directors, in lieu of cash, in payment of directors' fees, which shares were valued at $141,500.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of USURF, including subsidiaries, and include the accounts of USURF and all of its subsidiaries. All material inter-company transactions and balances are eliminated.

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

STOCK-BASED COMPENSATION

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123. No options were granted to employees, officers or directors during 2003. During 2004, certain directors, officers and employees were granted a total of 6,650,000 options and 17,500,000 warrants to purchase an equivalent number of shares of the Company's stock.

STOCK FOR SERVICES

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs which are valued at the stock price on the date of a particular agreement are recorded as a reduction of stockholders' equity and are amortized over the useful lives of the respective agreements.

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

BAD DEBT

The Company estimates the amount of uncollectible accounts receivable and records an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance.

LOSS PER COMMON SHARE

The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period. The effect of considering all potential dilutive securities is not presented as the effects would be anti-dilutive.

MARKETABLE SECURITIES AND SECURITIES RECEIVABLE

In May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay the Company $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to the Company do not have a market value of at least $600,000, then ZKID would issue additional shares to the Company for the difference. At September 30, 2004 the market value of the shares was $160, 000 and therefore the Company recorded a $440,000 securities receivable.

NOTE 3. STOCK, OPTION AND WARRANT ISSUANCES

During the nine months ended September 30, 2004, the Company issued shares of common stock and common stock purchase warrants, as follows:

23,485,985 shares to acquire various businesses or business assets;

19,000,000 shares for cash;

21,191,364 shares in exchange for consulting and other services; and

56,488,312  warrants  (350,000  w/exercise  price of $0.20 per share;  1,000,000
w/exercise price of $0.18 per share; 2,500,000 w/exercise price of $0.15 per share; 39,419,562 w/exercise price of $0.12 per share; 1,968,750 w/exercise price of $0.08 per share; 7,500,000 w/exercise price of $0.12 per share; 3,750,000 w/exercise price of $0.12 per share) were issued.

During the quarter ended September 30, 2004 the Board of Directors granted options to certain key employees and consultants totaling 6,650,000. The options have an exercise price of $0.10 per share and are exercisable in three installments, each of which become exercisable when the market price for common share of the Company's stock reaches $0.15 per share, $0.22 per share and $0.30 per share respectively. The Company used the BlackScholes method to calculate the fair market value of the options given to consultants as $43,499; this amount was recorded as an expense.

Additionally, the Board granted warrants for the purchase of 17,500,000 shares of the Company's common stock to the new Chairman. The exercise price for the warrants is $0.07 per share and the warrants are exercisable in whole or in part through September 30, 2006.

The Company uses the intrinsic value method for accounting for employee stock based compensation. Under the intrinsic value method, the compensation cost, if any, is the excess of the quoted market price of the stock over the exercise price. All of the warrants and options were granted with an exercise price in excess of market at the date of grant and therefore no compensation expense is recognized in the financial statements. For years ended after December 31, 2004, the Financial Accounting Standards Board may require the use of the fair value method. Had the Company used the fair value method for the quarter ended September 30, 2004 the Company would have recognized an additional expense of $149,348 for the options granted employees and $615,638 in additional expense for the warrants. Below is the proforma net loss and earnings per share if the company used the fair value method.

                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                2004             2003                  2004             2003
                                              (UNAUDITED)     (UNAUDITED)            (UNAUDITED)     (UNAUDITED)
                                             ------------    ------------          ------------    ------------
NET LOSS                                     $ (7,098,037)   $   (772,008)         $(12,448,539)   $ (1,990,795)

FAIR VALUE OF OPTIONS AND WARRANTS GRANTED       (764,986)       (764,986)
                                             ------------    ------------          ------------    ------------
PROFORMA NET LOSS                            $ (7,863,023)   $   (772,008)         $(13,213,525)   $ (1,990,795)
                                             ============    ============          ============    ============

PROFORMA NET LOSS PER COMMON SHARE           ($     0.045)   ($     0.008)         ($     0.085)   ($     0.024)
                                             ============    ============          ============    ============

NOTE 4. FINANCING TRANSACTIONS

In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loan(s) are due one year from funding, pay interest at the rate of ten percent (10%) per annum and are convertible into common stock of the Company at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. During the first quarter of 2004, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. This amount was converted into 5,000,000 shares of common stock. In connection with the conversion, the conversion price and the exercise price of the warrants were reduced to $0.12 per share. The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. As of September 30, 2004 interest expense related to the accretion of the convertible promissory note to its face value and price reduction for $555,800 was recorded as the notes are convertible immediately.

In January 2004, the Company entered into an agreement with Atlas Capital Services, LLC ("Atlas") to provide financing directly or indirectly to the Company. Under the terms of the agreement, the Company will pay to Atlas a fee equal to 10% of the principal amount of the Transaction Amount to be paid as proceeds are received by the Company from each Transaction.

In March 2004, Atlas arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share, with 125% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $934,798 and will be amortized over eighteen months, the term of the convertible note. As of September 30, 2004 interest expense of $207,733 was amortized and recorded as additional interest expense.

During the second quarter of 2004, Atlas arranged for the Company to complete the closing of an additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share, with 75% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due June, 2006 and bears interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $491,830 and will be amortized over 24 months, the term of the convertible note. As of September 30, 2004 interest expense of $20,493 was amortized and recorded as additional interest expense.

During the third quarter of 2004, Atlas arranged for the Company to complete the closing of two additional private placements totaling $750,000, consisting of $750,000 in convertible debentures convertible into common stock at $0.05 per share. The convertible debentures, if not converted, are due June, 2006 and bear interest at twelve percent (12.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $750,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placements. The proceeds from the convertible debentures were allocated to notes payable and the beneficial conversion feature based on intrinsic value. The debt discount related to the beneficial conversion feature totals $435,000 and will be amortized over 24 months, the term of the convertible notes. As of September 30, 2004 interest expense of $58,123 was amortized and recorded as additional interest expense.

Additionally in July 2004, the Company repriced the purchase price and conversion price of the above first and second quarter transactions to $0.05 per share. As a result, the Company will issue an additional 17,000,000 shares for shares purchased under a securities purchase agreement and certain notes, previously converted, and has reserved an additional 32,762,500 shares to be issued upon conversion of the outstanding convertible debentures. The Company recognized $850,000 as an imputed dividend to these shareholders for this right. This amount is subtracted from net loss to determine the net loss to the other shareholders. According to FASB Statement Number 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and FASB's EITF Issue 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments" the repricing of the conversion price results in the deemed extinguishment of the convertible debt and replacement with new convertible debt. As a result, the Company recorded $1,568,688 as loss on debt modification. In addition $396,050 of debt discount and $284,487 of debt premium was recorded in connection with the deemed new convertible debt according to the guidelines suggested in FASB's EITF Issue 00-27 regarding the application of issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and will be amortized over the remaining life of the debentures. The debt discount and premium respectively will be amortized over the remaining lives months of the debentures. The net interest expense for the quarter ended September 30, 2004 for these debentures is $46,074.

At September 30, 2004 total short term notes payable under the above is $2,095,000, the debt discount of $225,383 is netted with the total resulting in a balance of $1,869,617. The total long term notes payable under the above is $2,325,000, the debt discount of $380,625 and debt premium of $245,693 are netted with the total resulting in a balance of $2,190,068 for the balance sheet presentation.

SUBSEQUENT EVENT

Subsequent to September 30, 2004, the Company executed a Subscription Agreement (the "Agreement) with Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (collectively referred to as "Purchasers"), whereby the Company agreed to issue and sell to the Purchasers, 10,000 shares of Series A Convertible Preferred Stock ("Series A Stock") at $100.00 per share, for a total consideration of $1,000,000. In connection with the purchase and sale of the Series A Stock, the Purchasers will receive Warrants to purchase up to an aggregate of 7,000,000 shares of the Company's common stock, at an exercise price of $0.075 per share subject to certain adjustment. The Series A Stock is convertible into the Company's common stock at a conversion price ranging from $0.05 to $0.075 as calculated in accordance with the Certificate of Designation. Generally, the conversion price per share for the Series A Stock shall be equal to eighty-five percent (85%) of the Market Price provided, however, that subject to certain provisions, in no event shall the conversion price be less than $0.05 per share (the "Floor Price") or exceed $0.075 (the "Ceiling Price").

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

OVERVIEW OF OUR BUSINESS

During 2003 and through September 30, 2004, we continued to implement and expand our business plan beyond solely offering wireless Internet access service. We currently operate as a provider of video (cable television) and data (Internet) services to business and residential customers and since the completion of the acquisition of Connect Paging Inc. d/b/a/ Get-A-Phone, we also offer additional telecommunications services including local, long distance and enhanced telephone (voice) services. Our current business plan involves obtaining, through internal growth, as many, voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

SUNWEST COMMUNICATIONS, INC. AND APOLLO COMMUNICATIONS, INC.

In October 2003, the Company signed a Letter of Intent to acquire the assets of Apollo Communications, Inc. of Colorado Springs ("Apollo"). Apollo provides data and high-speed internet access services as well as local and long distance telephone services. Additionally, in February, 2004, the Company signed a definitive agreement to acquire the assets of SunWest Communications, Inc. ("SunWest"). The assets included SunWest's network of fiber optic lines, its operations facilities and equipment and, subject to Colorado Public Utility Commission approval, its customer base.

Through September 30, 2004 the Company advanced a combined total of $1,830,000 to SunWest and Apollo and recorded this amount as "other long term assets". Through September 30, 2004 the Company supported through its operations $1,443,257.71 of customer care and related expenses of SunWest and Apollo. During the quarter ended September 30, 2004 the senior secured lenders of SunWest and Apollo foreclosed on the assets of these companies. As a result, the Company has written off the balance of other assets of $1,830,000 and reclassified the related expenses of $1,443,257.71 as write off of other assets and reclassification of related expenses. The Company has not made a determination whether to seek legal recourse to recover damages as a result of the foreclosure.

GOING CONCERN

Our auditor stated in its report on our financial statements for the period ended December 31, 2003 and 2002 that the Company has experienced recurring losses and operated with negative working capital and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2004 and 2003, we incurred a net loss of $12,448,539 and $1,990,795, respectively. As of September 30, 2004, USURF had an accumulated deficit of $56,310,384. We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. These critical accounting policies are described in more detail under item 6 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31,2003 filed with the Securities and Exchange Commission. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

For the nine months ended September 30, 2004 and 2003, USURF had $5,098,714 and $236,448, respectively in revenue, an increase of $4,862,266. This increase is primarily due to the acquisition of Connect Paging, Inc. d/b/a Get-A-Phone in April 2004. During the nine months ended September 30, 2004, USURF's revenues were derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services and satellite-based CATV access services. These revenues are recognized and recorded as services are performed.

OPERATING EXPENSES

For the nine months ended September 30, 2004 and 2003, operating expenses were $9,120,309 and $2,087,446, respectively. During the nine months ended September 30, 2004, operating expenses consisted primarily of professional and consulting fees of $4,283,727, of which $4,249,931 was paid in stock, salaries and commissions of $1,030,871, and other general and administrative expenses of $2,993,418 consisting primarily of bad debt related to Get-A-Phone accounts receivable ($1,516,788), right of entry expense ($336,278), software expense ($127,054) and insurance expense ($122,516).

NET LOSS

For the nine months ended September 30, 2004, we had a net loss of $12,448,539, or $0.0799 per share. In the comparable period of the prior year, we had a net loss of $1,990,795, or $0.0240 per share.

LIQUIDITY

At September 30, 2004, USURF had a net working capital deficit of $1,711,155, compared to a net working capital deficit of $757,040 at December 31 2003. A net working capital deficit means that current liabilities exceeded current assets. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities.

Currently, we believe we have sufficient cash from the sale of securities and commitments from Atlas Capital financing transactions to continue current business operations through December 31, 2004. During the nine months ended September 30, 2004, we received approximately $1,600,000 from the sale of securities, $543,000 in debt from Evergreen that was converted to securities and $4,420,000 in debt from the Atlas Capital financing transaction. At September 30, 2004, we had cash on hand of $260,795.

Subsequent to September 30, 2004, the Company executed a Subscription Agreement whereby the Company agreed to issue and sell to the Purchasers, 10,000 shares of Series A Convertible Preferred Stock ("Series A Stock") at $100.00 per share, for a total consideration of $1,000,000. In connection with the purchase and sale of the Series A Stock, the Purchasers will receive Warrants to purchase up to an aggregate of 7,000,000 shares of the Company's common stock, at an exercise price of $0.075 per share subject to certain adjustment.

We anticipate that our capital needs will be met through financing transactions arranged by Atlas Capital. We will also seek other sources of financing to fund operations, although we may not be successful in such efforts. We may not be able to secure adequate capital as we need it. Without additional capital, we would be forced to curtail or cease our operations.

CASH USED IN OPERATING ACTIVITIES

During the nine months ended September 30, 2004, the Company's operations used cash of $3,190,063 compared to $663,843 used during the same period in 2003. In each period reported, the use of cash was a direct result of the increase in net loss. During the nine months ended September 30, 2004, $990,036 of accreted interest expense and $1,568,688 loss on debt modification was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2003 we did not incur any accreted interest expense or debt modification expense.

CASH USED IN INVESTING ACTIVITIES

During the first three quarters of 2004, the Company engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies. The total value of capital investments for the period was $1,045,000 compared to only $413,149 for the same period in 2003. During the 2004 period, capital assets were also acquired through the issuance of stock valued at $2,656,998.

CASH PROVIDED BY FINANCING ACTIVITIES

During the first three quarters of 2004, the total value of the Company's financing activities was $6,451,700 compared to a value of $1,225,733 provided during the same period in 2003. During the 2004 period, $1,600,000 of cash was provided through the sale of stock and $4,420,000 (presented as $4,059,685 net of unamortized discount of $360,315) was provided through debt issuance.

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

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

      o we have a limited operating history with significant losses and expect our losses to continue for the foreseeable future;

      o the market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases;

      o a low market price may severely limit the potential market for our common stock, and

      o our stock has been de-listed from the American Stock Exchange and is categorized as a "penny stock."

For a discussion of these and other factors affecting our business and prospects, see "Item 1. - Description of Business--Risk Factors Concerning Us and Our Common Stock" in our Annual Report on Form 10-KSB for the year ended December 31, 2003. In addition, the following factors may affect our business, the results of our operations and the market price of our securities:

                OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS EXPRESSED IN THEIR AUDIT REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003, SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

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

From time to time, we engage in discussions with third parties concerning potential acquisitions of businesses, products, technologies and other assets. Acquisitions may require us to make considerable cash outlays and can entail the need for us to issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. Acquisitions involve a number of additional risks, including:

      o difficulties in and costs associated with the assimilation of the operations, technologies, personnel and products of the acquired companies;

      o assumption of known or unknown liabilities or other unanticipated events or circumstances;

      o     risks of entering markets in which we have limited or no experience;
            and

      o     potential loss of key employees.

Any of these risks could harm our ability to achieve profitability of acquired operations or to realize other anticipated benefits of an acquisition.

                Our leverage and debt service obligations may adversely affect our cash flow

We have substantial amounts of outstanding indebtedness, primarily from our secured convertible notes due 2005 and 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts in respect of our indebtedness when due. As of September 30, 2004, the total principal amount of our debt outstanding was approximately $4.42 million. Our substantial leverage could have significant negative consequences on our business, the results of our operations and the market price of our securities including:

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

                ANTI-DILUTION RIGHTS OF SOME OF OUR INVESTORS MAY CAUSE US TO ISSUE SUCH INVESTORS ADDITIONAL SHARES OF OUR COMMON STOCK

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

                Future sales of common stock may cause the price of our common stock to decline

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. As of September 30, 2004, there are 55,500,000 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to Rule 144 may cause the price of our common stock to decline.

In addition, future sales of shares of common stock by shareholders and us, including subsequent sales of common stock by the holders of warrants, could have an adverse effect on the prices of our securities. The sale of a significant amount of these shares at any given time could cause the trading price of our common stock to decline.

                WE OPERATE IN A HIGHLY COMPETITIVE MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST ESTABLISHED COMPETITORS WITH GREATER FINANCIAL RESOURCES AND MORE DIVERSE STRATEGIC PLANS

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

                REGULATION OF THE INTERNET COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our controls and procedures are effective in timely alerting them to material financial information required to be disclosed and included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This quarterly report was not filed timely due to the identification by our auditor of an accounting issue that required us to retain the services of a valuation expert. Until we obtained the expert's analysis, we were unable to complete our financial statements.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2002, an adverse arbitration decision was rendered against the Company in favor of one of our former employees, Christopher L. Wiebelt. The amount of the award was approximately $100,000, including legal expenses. This amount was included in accounts payable on the balance sheet at December 31, 2003. The arbitration matter was styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. In February 2004, the Company entered into a settlement agreement with Mr. Weibelt under which the Company agreed to satisfy the judgment by making an initial payment of $30,000 and six equal monthly payments thereafter for the balance. The judgment was fully satisfied in August 2004.

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

In April 2004, a complaint was filed in the District Court, El Paso County, Colorado styled Pipeline Networks of Colorado, LLC vs. Usurf Communications, Inc. and Usurf America, Inc.; Case No. 2004cv1565. The lawsuit arose out of a dispute regarding an agreement to pay Pipeline $156,300 in Shares or in cash by April 13, 2004 as part of the original asset purchase and extension agreements to purchase the assets and rights used in connection with the Internet services business operated by Pipeline. This matter was fully settled by the parties in July of 2004. Under the settlement agreement, Pipeline exchanged its 1,356,960 shares of USURF common stock for a cash payment of $170,000. The settlement resulted in a net charge of $14,000 against the Company's second quarter earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 2004, we issued the following securities:

1.    (a)   Securities Issued. In September 2004, 75,000 shares of the Company's common stock were issued.

      (b) Underwriter or Other Purchasers. Such shares of stock were issued to Ed Basquez.

      (c) Consideration. Such shares were issued pursuant to the terms of a consulting agreement.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Date:    December 10, 2004             USURF AMERICA, INC.


                                       By: /S/ Douglas O. McKinnon
                                           -------------------------------------
                                           Douglas O. McKinnon
                                           Chief Executive Officer