Form 10KSB
period 2004-12-31
USURF AMERICA INC
filed 2005-03-31
CIK 1035398

OMB APPROVAL
                                                    OMB Number:       3235-0420
                                                    Expires: December 31, 2006
                                                    Estimated average burden
                                                    hours per response 1646


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDERSECTION 13OR15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                              ------------------------------------------------.


Commission file number 001-15383
                      --------------------------------------------------------.

                               Usurf America Inc.
------------------------------------------------------------------------------.
                 (Name of small business issuer in its charter)

             Nevada                                    91-2117796
-------------------------------.           ------------------------------------.
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


390 Interlocken Crescent, Suite 900, Broomfield, CO              80021
---------------------------------------------------        -------------------.
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number (303) 285-5379
                         ----------------------------.


Securities registered under Section 12(b) of the Exchange Act:
Title of each class                    Name of each exchange on which registered

Common Stock                                    OTC Bulletin Board
---------------------------------      ----------------------------------------.


Securities registered under Section 12(g) of the Exchange Act: None.

                           Common and Preferred Stock

As of December 31, 2004, there were 202,775,188 shares of the issuer's common stock issued and outstanding and 10,000 shares of the issuer's Series A Convertible Preferred Stock issued and outstanding. As of March 25, 2005, there were 229,155,297 shares of the issuer's common stock issued and outstanding, 10,000 shares of the issuer's Series A Convertible Preferred Stock issued and outstanding and 100,000 shares of the Registrant's Series B Convertible Preferred Stock issued and outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


      SEC 2337 (8-04)    Persons who are to respond to the collection of
                         information contained in this form are not required to respond unless the form displays a currently valid OMB control number.


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year were $6,479,420.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At March 24, 2005 there were 185,679,477 Shares held by non-affiliates with an aggregate market value of $15,782,756.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.



                       DOCUMENTS INCORPORATED BY REFERENCE



None.

   Transitional Small Business Disclosure Format (Check one): Yes |_| : No |X|


PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY
The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc." In July 1999 the name was changed to "USURF America, Inc." Our headquarters are located at 390 Interlocken Crescent, Suite 900, Broomfield, Colorado 80021; our telephone number is (303) 285-5379.

CURRENT OVERVIEW
During 2004 we continued to implement and expand our business plan beyond solely offering wireless Internet access service. We currently operate as a provider of voice (telephone), video (cable television) and data (Internet) services to business and residential customers.

In February 2004 the Company acquired certain assets of the Sovereign Companies, LLC for stock. The purchase price under the various agreements was $479,770, generally for subscribers, equipment and other assets. In connection with these agreements, we issued a total of 5,203,870 shares of common stock

During the first quarter 2004, we borrowed an additional $543,000 under a convertible loan agreement executed in 2003, bringing the balance under this agreement to $600,000. The loan(s) were due one year from funding, bore interest at ten percent (10%) per annum and were convertible into common stock of the Company at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance of two warrants with an exercise prices of $0.18 and $0.26 respectively for each share converted. The balance due under this agreement was converted into 5,000,000 shares of common stock.

In March 2004, we completed the closing of two private placements totaling $3,095,000. The placements consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share, with 125% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placement.

During the second quarter of 2004, we completed the closing of an additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share, with 75% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due June, 2006 and bears interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placements.

In April 2004, we acquired all of the issued and outstanding common stock of Connect Paging, Inc. d/b/a Get-A-Phone ("GAP"). The purchase price consisted of $2,000,000 in cash and 15,000,000 shares of the Company's common stock. GAP operates as a competitive local exchange carrier in Texas offering local and long distance telephone services.

Effective in May 2004 the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay the Company $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to the Company do not have a market value of at least $600,000, then ZKID would issue additional shares to the Company for the difference.

During the third quarter of 2004, we closed two additional private placements totaling $750,000, consisting of $750,000 in convertible debentures convertible into common stock at $0.05 per share. The convertible debentures, if not converted, are due June, 2006 and bear interest at twelve percent (12.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $750,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements.

Our business plan involves obtaining, through internal growth, as many video and data customers as possible. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

INDUSTRY BACKGROUND.
The Internet, commonly known as the World Wide Web, or simply the Web, is a collection of connected computer systems and networks that link millions of public and private computers to form, essentially, the largest computer network in the world. The Internet has experienced rapid growth in recent years and is expected to continue its growth, which is why we continue to develop our, broadband Internet access service business.


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

The telephone industry has gone through a series of changes starting with the Telecommunications Act of 1996 (Telcom Act) that allowed companies to compete with the Regional Bell Operating Companies (RBOC's). The Telcom Act generally required the RBOC's to open their networks to Competitive Local Exchange Companies (CLEC'S) and allow for CLEC's to purchase network elements or resell RBOC services at a discount.

As a result of technological and regulatory changes that have occurred over the past few years, smaller companies have been able to compete more effectively in the CATV and telephony markets traditionally dominated by larger companies. This shift has enabled companies like ours to become effective competitors to the franchised local cable television operators in the cable television and telephony markets. In particular, the potential market for servicing MDU's, MTU's and MPC's remains largely undeveloped, creating significant opportunities for alternative providers, like us, with the technological, operational, marketing and administrative ability to manage growth effectively. Based on its industry experience, our management has determined that there is a growing market for alternative telecommunications providers to obtain agreements with property owners and developers.

OUR BUSINESS
We currently operate as a provider of voice (telephone), video (cable television) and data (Internet) services to business and residential customers. Our business plan involves the bundling of voice, video and internet services which enables us to better negotiate and obtain right of entry (ROE) agreements with owners of Multiple Dwelling Units (MDU's), commercial properties or multiple tenant units (MTUs) and developers for rights to provide services to master planned communities (MPC's). We plan to expand and market our operations by obtaining new agreements through internal sales efforts, as well as through the acquisition of other communications companies.

We also offer a telephone package consisting of local, long distance and enhanced telephone services to residential customers in Texas. Our marketing is provided through an agent program and direct advertising. We plan to expand this service to other states as well as through the acquisition of other communications companies.

TELEPHONE (VOICE) SERVICES
At December 31, 2004 we principally provide telephone service in Texas through our subsidiary Connect Paging, Inc. d/b/a Get A Phone (GAP). GAP is a Competitive Local Exchange Carriers (CLECs) and is subject to regulation by the Texas Public Utilities Commissions (PUC).

CABLE TELEVISION (VIDEO) SERVICES
The Company currently operates as a private cable operator (PCO) whereby it is not subject to franchise regulations. However, through the Company's subsidiary, USURF TV., the Company has applied for a franchise in Elbert County Colorado.

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


INTERNET (DATA) SERVICES
Wireless Internet Access
"Wireless Internet" is a relatively new type of communications spectrum designated by the Federal Communication Commission (FCC). Wireless Internet access requires a transmission facility maintained by an ISP employing a wireless system and the user's modem (a transmitter/receiver modem) equipped with an antenna. Wireless Internet capability allows users to access the Internet from a stationary computer or, in some situations, from a mobile, lap-top computer. Prior to the arrival of our new management, in April 2002, we marketed our proprietary wireless Internet access system under the "Quick-Cell" brand name. Our management has continued to market our wireless communications products under the "Quick-Cell" name, but no longer relies on a proprietary product design. We now use a combination of "off-the-shelf" components and the Company's new proprietary IP based software technology in constructing a wireless Internet system and delivering our wireless Internet services to customers. This change in equipment strategy, is based on our management's belief that the off-the-shelf components coupled with its new proprietary IP technology, offer greater reliability and greater certainty of supply. The Company's new Quick Cell line will support all equipment meeting Wi-Fi (wireless fidelity) 802.11(x) standards operating in the unlicensed 2.4, 5.2 and 5.8GHz 802.11(x) spectra, and can be deployed far less expensively than other wireline and cable technologies.

Current Markets
We are currently developing a network backbone and support infrastructure that will serve the front range of Colorado from Greeley to Pueblo including the large municipalities of Denver and Colorado Springs. Our progress has been slowed due to our need to create the required network and systems to provide a quality service. We currently provide video (cable TV) and high-speed, broadband internet access to multiple MDUs and MTUs in Denver and Colorado Springs. We have begun to market these services to office building owners and property managers who may be interested in providing our internet access service to their tenants on a building-wide basis.

In addition to our Denver and Colorado Springs operations, we have entered into agreements with developers to provide video, voice and data services to properties in northern Colorado.

Cable Access
We are able to offer high-speed internet dedicated service via cable modems using the existing cable infrastructure at certain MDU properties. The properties are connected to the internet via T-1 telephone lines leased from bandwidth providers.

Intellectual Property Sales
In October 2003 we acquired all the assets of Children's Technology Group (CTG), a Golden, Colorado based Internet portal providing a content-protected online environment for children. CTG's flagship product is Garfield Island(TM), available via download at www.GarfieldIsland.com , and features the world-famous cartoon cat. This acquisition was completed with a combination of cash and common stock. In October 2003 the Company entered into an agreement to license certain software acquired in the CTG purchase to ZKid Network company (OTC Bulletin Board: ZKID). The Company provided ZKid Network Company's product with an additional layer of security and greater empowerment to parents for the soon-to-be released KidsKeep Safe Internet Software Program. The terms of the agreement called for a license fee payment of $485,000 paid with a combination of $25,000 cash and two million shares of stock.

Effective in May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay the Company $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to the Company do not have a market value of at least $600,000, then ZKID would issue additional shares to the Company for the difference.


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

Key Suppliers
We currently have agreements with Redline Performance Management Group (Redline), the National Cable Television Cooperative (NCTC) and DirecTV for cable television programming. While alternative suppliers do exist for analog and digital cable programming, these alternatives are either not as robust and/or are not as economically advantageous as the product(s) offered by these programming suppliers. As a result, if we were required to replace Redline, NCTC and DirecTV for any reason, it is likely we would not be able to offer our current programming packages to tenants or that the cost of providing these packages would significantly increase.

Customer Service and Support
We are committed to the highest levels of customer satisfaction. We believe that maintaining high levels of customer satisfaction will remain as a key competitive factor. Currently, we provide customer support during normal business hours and after hours support through a third party, ensuring that our customers will always be able to reach support services.

Competition
The market for cable television, internet and telephony services is extremely competitive. Under the terms of our ROE agreements, we generally are required to provide products and services that are competitive with those offered by other providers. We compete for customers on the basis of price, services offered and customer service. Local franchised cable television providers, such as Comcast and Adelphia, represent our principal competition. These competitors are typically very large companies with significantly greater resources than ours.

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

Regulation
General
Our future telecommunications business is subject to regulations under both state and federal telecommunications laws which are fluid and rapidly changing. On the state level, rules and policies are set by each state's Public Utility Commission or Public Service Commission (collectively, PUC). At the federal level, the Federal Communication Commission (FCC), among other agencies, dictates the rules and policies which govern interstate communications providers. The FCC is also the main agency in charge of creating rules and regulations to implement the 1996 Telecommunications Act (the "1996 Act").

The PUC reviews and must approve all CLEC transfers, which may impact all of our potential CLEC acquisitions.

Telephony Regulation
The 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provided us with new opportunities to provide local telephone services on a more cost-effective basis. During 2004 certain court decisions were rendered that adversely affect the ability of CLEC's to purchase unbundled network element platforms (UNE-P). GAP provides a portion of its service to customers under UNE-P arrangements with SBC Corporation. GAP has begun migrating its UNE-P customers to resale lines provided by SBC. This change may reduce the margins associated with these customers.

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

Access to Property. Federal law provides franchise cable operators access to public rights-of-way and certain private easements. These provisions generally have been limited by the courts to apply only to external easements and franchise operators have not been able to use these rights to access the interior of MDUs without owner consent. In some jurisdictions, franchise operators have been able to use state or local access laws to gain access to property over the owner's objection and in derogation of a competing provider's exclusive contractual right to serve the property. These "mandatory access" statutes typically empower only franchise cable operators to force access to an MDU and provide residential service regardless of the owner's objections. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator would be able to access an MDU and provide service in competition with us regardless of whether we have an exclusive ROE with the owner. The ability of franchise operators to force access to an MDU and take a portion of the subscriber base could negatively affect our operating margin at a particular property. It is often the case, particularly at the local level, that the mandatory access provision is suspect under constitutional principles because, for example, it does not provide the MDU owner compensation for the "taking" of its property.


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

Inside Wiring. In 1998, the FCC issued rules governing the disposition of inside wiring by incumbent operators in MDUs upon termination of service when the incumbent operator owns the wiring. In some instances, a provider, such as us, faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. These rules, in general, were designed to foster competition from new providers and require the incumbent operator to choose between sale, removal or abandonment of the wiring within certain time constraints.

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

Employees
At December 31, 2004 we had 46 employees, including two officers. As of December 31, 2004, only one of our officers has an employment agreement. In addition, we contract for the services of a few consultants for engineering and installation services. Subsequent to year end we entered into an employment contract with Ed Garneau as the Chief Operating Officer.

Recent Developments
Acquisition of Sovereign Partners, LLC

Securities Purchase Agreement

On January 26, 2005, we entered into a Securities Purchase Agreement (the "Acquisition Agreement") with Sovereign Partners, LLC, a Colorado limited liability company ("Sovereign") and each of the members of Sovereign (the "Members") (the "Acquisition"). The Acquisition Agreement provides, among other things, for the acquisition by the Company of 100% of the membership interests of Sovereign from the Members in exchange for the issuance of shares of our Common Stock and shares of our newly created Series B Convertible Preferred Stock, $0.0001 par value per share (the "Preferred Stock"). As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments ("developments"). As part of these new developments, all communications infrastructure (voice, video, data, fiber to the home, etc.) will be engineered jointly by USURF and Sovereign. The communications facilities will be owned by USURF and the ongoing communications services, after sale of the developments, will be provided and operated by USURF, resulting in residual revenue streams to us.

We closed on the Acquisition Agreement on February 18, 2005 (the "Closing"). At the Closing, the Members were issued an aggregate of 35,000,000 shares of our Common Stock and 100,000 shares of our Series B Preferred Stock.

Under the terms of the Acquisition Agreement, the Members are to be issued shares of our Common Stock and Preferred Stock, as follows: (i) 35,000,000 shares of Common Stock and 100,000 shares of Series B Preferred Stock (which were issued at the Closing of the Acquisition); (ii) 125,000 shares of Series B Preferred Stock on each of January 1, 2006 and July 1, 2006; (iii) 250,000 shares of Series B Preferred Stock at such time as the Net Operating Income of Sovereign after January 1, 2005 is equal to or greater than $6,000,000; and (iv) 400,000 shares of Series B Preferred Stock if the average Net Operating Income of Sovereign ending on the period twenty-four months following the closing of the acquisition is equal to or greater than $5,000,000. For the purposes of the Acquisition Agreement, Net Operating Income means for any period the "EBITDA" on a consolidated basis for Sovereign and all of its subsidiaries, in accordance with generally accepted accounting principles. "EBITDA" means earnings before interest, taxes, depreciation and amortization.

In addition, the Members may earn additional shares of our Common Stock or Series B Preferred Stock if the average annualized Net Operating Income for the period commencing on the closing and ending on the twenty-four month anniversary date of the closing is: (A) greater than $5,000,000, but less than or equal to $6,000,000, then the Members will receive in the aggregate an additional 0.05 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (B) greater than $6,000,000 but less than or equal to $7,000,000, then the Members will receive in the aggregate an additional 0.10 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (C) greater than $7,000,000 but less than or equal to $8,000,000, then the Members will receive in the aggregate 0.15 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; or (D) greater than $8,000,000 for that period, then the Members will receive in the aggregate 0.20 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000 (collectively, the "Twenty-Four Month Issuances").

In addition, the Members may earn additional shares of our Common Stock or Series B Preferred Stock as follows: if the average annualized Net Operating Income for the period commencing on the Closing and ending on the thirty-six month anniversary date of the closing is: (A) greater than $5,000,000, but less than or equal to $6,000,000, the Members will receive in the aggregate an additional 0.10 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (B) greater than $6,000,000 but less than or equal to $7,000,000, then the Members will receive in the aggregate an additional 0.20 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (C) greater than $7,000,000 but less than or equal to $8,000,000, then the Members will receive in the aggregate 0.30 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; or (D) greater than $8,000,000 for that period, then the Members will receive in the aggregate 0.40 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000. Such issuances will be reduced by the number of shares of Common Stock or Series B Preferred Stock received pursuant to the Twenty-Four Month Issuances, if any.


Under the terms of the Acquisition Agreement, the aggregate number of shares of capital stock of the Company issuable to the Members is limited to 300,000,000 shares of Common Stock or such number of shares of Series B Preferred Stock that is convertible into 300,000,000 shares of Common Stock, or any combination of Series B Preferred Stock and Common Stock which does not exceed 300,000,000 shares of Common Stock in total.

We may suspend the issuance of additional shares of Common Stock or Series B Preferred Stock upon certain "breaches" by Sovereign defined in the Acquisition Agreement. In the event of a breach, any shares that have not yet been issued to the Members under the terms of the Acquisition Agreement may be withheld by us until the earlier of (i) twelve months from the date such shares would have otherwise been issued to the Members or (ii) such time as any such breach has been cured by Sovereign.

The Acquisition Agreement also provides for customary representations and warranties of all parties, certain covenants and agreements related to the closing and mutual indemnification of the parties.

Bylaws Amendment

In connection with the Acquisition Agreement, we amended our Bylaws to provide that the provisions of Nevada Revised Statutes Sections 78.378 to 78.3793 do not apply to the acquisition of the capital stock of the Company by Sovereign, its Members or its affiliates in connection with the Acquisition Agreement. These sections would have triggered compliance with certain take over measures that our Board of Directors determined should not apply to this transaction.

Registration Rights Agreement

In addition, we entered into a Registration Rights Agreement with the Members whereby we will undertake to prepare and file a registration statement on Form SB-2 to register the Common Stock (and the Common Stock which may be issued upon conversion of the Series B Preferred Stock) issued to the Members. Under the terms of the Registration Rights Agreement, the registration statement is required to be filed within seventy-five days of the Closing, and then within seventy-five days of each subsequent issuance of Common Stock or Series B Preferred Stock under the Acquisition Agreement. We must cause the registration statement to become effective within 180 days of the filing of the registration statement, or we must pay cash to the Members in the amount of 0.5% per month of the fair market value of the Common Stock then held by the Members.

Management Agreement

In addition, we entered into a Management Agreement which will provide that Mr. Ed Garneau, the current manager of Sovereign, will continue to serve as manager of Sovereign and that the Members will continue to elect the manager of Sovereign after the closing for a period of three years. The Management Agreement also provides that while we may use Sovereign's cash on hand following the closing, should there be an objection to such use, our Board of Directors shall determine whether the cash may be used for the Company's corporate purposes.

Investors Rights Agreement; Voting Agreement Concerning our Board of Directors

In connection with the Acquisition Agreement, the Company, each member of our Board of Directors, and each of the Members entered into an Investor Rights Agreement. Pursuant to the Investor Rights Agreement, each of the parties agree to take all steps necessary, including the exercise of their voting rights as a shareholder of our Company, to ensure the Mr. Ed Garneau and one other person selected by the Members, is elected to the Company's Board of Directors and serves as a Director until all of the shares of Common Stock issued to the Members have either been registered and sold on an effective registration statement or are eligible for resale under Rule 144 of the Securities Act of 1933. The Investor Rights Agreement also provides that should certain events happen, each party to the Investor Rights Agreement will take all steps necessary to increase the number of Directors of our Company and grant the Members the right to fill all such newly created Board of Director vacancies. In addition, the Investor Rights Agreement provides for certain protective operating covenants that prohibit the Company from taking certain extraordinary actions absent the prior consent of the Members.

Newly Created Series B Convertible Preferred Stock; Redemption Obligations

In connection with the Acquisition Agreement, the Company has filed with the Secretary of the State of Nevada, a Certificate of Designation designating the Series B Preferred Stock. The features of the Series B Preferred Stock includes the right on the part of our Company or the holders of the Preferred Stock to effect the conversion of the Series B Preferred Stock to Common Stock from time to time when there is sufficient authorized but unissued shares of Common Stock available for issuance upon conversion.


The Series B Preferred Stock is convertible into Common Stock at the conversion rate of 100 shares of Common Stock for each share of Series B Preferred Stock. In the event the Company fails to increase the number of authorized shares of Common Stock to a level sufficient to allow for the conversion of all of the Series B Preferred Stock into Common Stock by June 30, 2006, the Company will be obligated, at the request of the holders of the Series B Preferred Stock, to redeem the Series B Preferred Stock at the then fair market value of the underlying Common Stock into which the Series B Preferred Stock would otherwise be convertible. The Preferred Stock designation also provides that the Series B Preferred Stock will be senior to the Common Stock with respect to rights upon liquidation, winding up or dissolution of the Company, but will be junior to the Company's existing Series A Convertible Preferred Stock. The holders of the Series B Preferred Stock will vote together with the Common Stock as a single class on an as-converted to Common Stock basis except for any matter that requires a separate class or series vote.

Executive Employment Agreement with Mr. Ed Garneau

In addition, in connection with the Acquisition, we entered into an Employment Agreement with Mr. Ed Garneau. The Employment Agreement provides that Mr. Garneau will be employed as the Chief Operating Officer of the Company for an initial period of three years following the Closing of the Acquisition. Mr. Garneau is also a member of our Board of Directors.

Modifications to Existing Investment Agreements

In order to close the Acquisition Agreement, several shareholders and investors in our Company granted their consent to the actions contemplated by the Acquisition. In addition, certain outstanding investment agreements, notes and warrants of the Company were modified and/or terminated.

Surrender and Exchange Agreement

In connection with the Acquisition, we restructured an investment arrangement with Evergreen Venture Partners, LLC ("Evergreen"). Evergreen and the Company had been parties to a certain Convertible Loan and Security Agreement dated as of December 23, 2003 (the "Loan Agreement") pursuant to which the Company issued a convertible promissory note to Evergreen in the principal amount of $600,000 (the "Old Note"). In addition, on September 19, 2003, we entered into a Letter Agreement with Evergreen, pursuant to which we issued to Evergreen a warrant to purchase 3,816,667 shares of Common Stock. The Company and Evergreen also were parties to a certain Stock Purchase Agreement dated February 27, 2004 (the "Stock Agreement"). Under the terms of the Stock Agreement, we issued 10,000,000 shares of Common Stock to Evergreen and a warrant to purchase 12,500,000 shares of Common Stock. On or about April 23, 2004, the Company and Evergreen terminated the Old Note issued under the Loan Agreement and we issued 5,000,000 shares of Common Stock to Evergreen and a warrant to purchase 10,000,000 shares of Common Stock.

Effective as of February 18, 2005, on the Closing of the Acquisition, the Company and Evergreen entered into the Surrender and Exchange Agreement dated as of January 31, 2005. Under the terms of the Surrender and Exchange Agreement Evergreen surrendered 17,000,000 shares of Common Stock owned by it (the "Surrendered Shares"). Evergreen also surrendered warrants to purchase 15,316,667 shares of Common Stock (the "Surrendered Warrants"). The Surrendered Shares and the Surrendered Warrants have been canceled and are of no further force or effect. In consideration of the Surrendered Shares and Surrendered Warrants, we issued to Evergreen a new promissory note in the principal amount of $750,000.00 (the "New Note"). The New Note provides for the lump sum payment of the principal amount of the New Note on July 1, 2006. However, should the trading price of our Common Stock be greater than $0.21 per share for a consecutive thirty day period, the New Note shall terminate and we shall have no further obligation to Evergreen under the New Note.

Waiver, Consent, Surrender and Modification Agreement

In connection with the Acquisition, we restructured an investment arrangement with Crestview Capital and certain of Crestview's affiliated investment entities (collectively, "Crestview"). We had entered into a series of Purchase Agreements (the "Purchase Agreements") with Crestview during the year 2004, whereby the Company issued and sold to Crestview (and certain other participating investors) convertible notes (the "Crestview Debentures"), warrants to purchase Common Stock (the "Crestview Warrants") and shares of Common Stock of the Company.

Effective as of February 18, 2005, on the Closing of the Acquisition, the Company and Crestview entered into the Waiver, Consent, Surrender and Modification Agreement dated as of January 21, 2005. Under the terms of the Agreement, Crestview surrendered warrants to purchase an aggregate of 31,626,372 shares of Common Stock (the "Surrendered Crestview Warrants"). In addition, the Purchase Agreements as between Crestview and the Company were terminated with respect to the Surrendered Crestview Warrants, except for the registration requirements of the Agreements with respect to any surviving shares or warrants owned by Crestview. The Surrendered Crestview Warrants were canceled and are of no further force or effect.


In addition, the conversion features of the Debentures were modified such that the maximum number of shares issuable upon conversion of the Debentures is now limited to 40,000,000 shares of Common Stock. The payment terms of the Debentures were also modified such that the principal amount of the Debentures, approximately $2,250,000 plus accrued but unpaid interest shall be due and payable on July 1, 2006. However, should the trading price of our Common Stock be greater than $0.25 per share for a consecutive thirty-day period up to $2,250,000 of the Debentures shall terminate and we shall have no further obligation to Crestview under the Debentures.

RISK FACTORS

RISK FACTORS CONCERNING US AND OUR COMMON STOCK

The most significant risks and uncertainties associated with our business are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and an investor may lose all or part of his or her investment.


OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EXPRESSED IN THEIR AUDIT REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004, SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their opinions on our financial statements for the years ended December 31, 2003 and 2004, our independent auditor, Hein + Associates LLP and AJ. Robbins PC, respectively expressed substantial doubt about our ability to continue as a going concern because of our recurring losses and negative working capital.


WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. IF WE ARE UNABLE TO BECOME PROFITABLE, OUR OPERATIONS WILL BE ADVERSELY EFFECTED.

We have incurred annual operating losses since our inception. As a result, at December 31, 2004, we had an accumulated deficit of $61,164,695. Our gross revenues for the years ended December 31, 2004 and 2003, were $6,479,420_and $403,764, with losses from operations of $7,643,124 and $3,583,460 and net losses of $17,302,850 and $3,654,356 respectively

As we pursue our business plan, we expect our operating expenses to increase significantly, especially in the areas of sales and marketing. As a result of these expected cost increases, we will need to generate increased revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a materially adverse effect on our business and financial condition. Also, the market price for our stock could fall.


WE ARE DEPENDENT UPON LONG-TERM FINANCING. IF WE ARE UNABLE TO RAISE CAPITAL AS WE NEED IT, OUR OPERATIONS COULD BE JEOPARDIZED

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

WE HAVE IN THE PAST AND MAY IN THE FUTURE ENGAGE IN ACQUISITIONS, WHICH WILL CAUSE US TO INCUR A VARIETY OF COSTS AND WHICH MAY NOT ACHIEVE ANTICIPATED OR DESIRED RESULTS. WE MAY NOT ACHIEVE THE RESULTS WE ANTICIPATE AND DESIRE FROM OUR ACQUISITION OF THE SOVEREIGN COMPANIES,

From time to time we engage in discussions with third parties concerning potential acquisitions of businesses, products, technologies and other assets. Acquisitions may require us to make considerable cash outlays and can entail the need for us to issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. Acquisitions involve a number of additional risks, including:

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

On February 18, 2005 we acquired Sovereign Partners, LLC which we now own and operate as a subsidiary in the residential and planned community (real estate and communications infrastructure) development industry. In connection with the acquisition, we issued common stock and newly created Series B preferred stock. That issuance was dilutive to our shareholders. We are obligated to issue more shares of preferred stock, which is convertible to common stock on a hundred for one basis, under the terms of the acquisition agreement with Sovereign. All such issuances will be dilutive to our shareholders. In addition, the preferred stock we are issuing is senior to the rights of our common stock holders upon liquidation. If we are unable to assimilate Sovereign's management and operations, or if we incur unforeseen liabilities, or if the operations of Sovereign do not continue to grow or if they diminish, we will not obtain recognizable benefits from the acquisition and our shareholders will have suffered material dilution.


WE HAVE SENIOR SECURED CONVERTIBLE DEBENTURES TOTALING $4,420,000 DUE IN 2005 AND 2006, COLLATERALIZED BY ALL OUR ASSETS. WE DO NOT HAVE THE FUNDS AVAILABLE TO PAY THESE DEBENTURES IF NOT CONVERTED INTO COMMON STOCK. IF THE DEBENTURES ARE NOT PAID OR CONVERTED, THE DEBENTURE HOLDERS COULD FORECLOSE ON OUR ASSETS.

During 2004, we entered into a series of private placements totaling $4,420,000 in senior secured debentures, convertible into common stock at $0.05 per share. If not converted, we will owe $2,095,000 to the debenture holders on September 15, 2005 and $2,325,000 to the debenture holders on June 15, 2006. The debentures bear interest at rates from six percent (6%) to twelve percent (12%) and are collateralized by our assets. We do not currently have the funds to pay these debentures and we cannot assure you that we will have the funds to pay them on the due dates. If the debentures are not paid or converted, the debenture holders could foreclose on our assets.

Subsequent to year-end the terms of the agreements were modified such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures. If our common share price exceeds $0.25 per share for 30 consecutive days payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

WE HAVE A NOTE PAYABLE TO EVERGREEN VENTURE PARTNERS, LLC DUE IN 2006. WE CURRENTLY DO NOT HAVE THE FUNDS AVAILABLE TO PAY THIS NOTE WHEN DUE.

Subsequent to year end we entered into an agreement with Evergreen Venture Partners, LLC to purchase 17,000,000 unregistered shares of our common stock for a $750,000 note payable. The terms of the agreement call for payment of the note plus accrued interest in July 2006, provided however, if our common share price exceeds $0.21 per share for 30 consecutive days, payment of the note shall be forgiven.

WE RELY ON LOCAL TELEPHONE COMPANIES AND OTHER COMPANIES TO PROVIDE CERTAIN TELECOMMUNICATIONS SERVICES. A DISRUPTION OF THESE SERVICES COULD HAVE AN ADVERSE EFFECT ON OPERATIONS.

Our wholly owned subsidiary, Connect Paging, Inc. d/b/a Get-A-Phone is a Texas-based communications company operating as a local exchange carrier in areas currently served by SBC and Verizon Southwest. We buy certain telecommunications from SBC and Verizon and resell these to our customers. If we were not able to buy these services or if we experienced a disruption of these services, it would adversely affect our ability to operate in these areas.

WE HAVE THE ABILITY, WITHOUT SHAREHOLDER APPROVAL, TO ISSUE PREFERRED STOCK AND DESIGNATE THE RIGHTS, PREFERENCES AND PRIVILEGES THAT MAY BE SENIOR TO COMMON STOCK.

In November 2004, we issued 10,000 shares of Series A Convertible Preferred Stock ("Series A Stock") at $100.00 per share, for a total consideration of $1,000,000. The Series A Stock is convertible into our common stock at a conversion price ranging from $0.05 to $0.075 as calculated in accordance with the Certificate of Designation. The Series A Stock has a liquidation preference ahead of the common shares in the event of any dissolution or winding up of our Company and is entitled to any dividends that may be declared from time to time by the Board of Directors.

In February 2005, we issued 35,000,000 shares of our common stock and 100,000 shares of our newly created Series B Convertible Preferred Stock in the acquisition of the Sovereign Partners LLC. The Series B Preferred Stock is convertible into our Common Stock at a conversion rate of one hundred (100) shares of Common Stock for each one (1) share of Series B Preferred Stock, in accordance with the Certificate of Designation. The Series B Preferred Stock has a liquidation preference ahead of the common shares in the event of any dissolution or winding up of our Company and is entitled to any dividends that may be declared from time to time by our Board of Directors. We have the ability to issue an additional 2,900,000 shares of Series B Preferred Stock without shareholder approval.


We have a total of 100,000,000 authorized shares of preferred stock. The Board of Directors may determine, without shareholder approval, the rights, preferences and privileges of the preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the shareholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and the voting and other rights of the holders of our common stock.


WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 400,000,000 authorized shares of common stock that can be issued by the Board of Directors. At March 31, 2005, we had 170,844,703 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT PRICE VOLATILITY IN THE PAST AND WE EXPECT IT TO EXPERIENCE HIGH VOLATILITY IN THE FUTURE. THIS HIGH VOLATILITY SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

The trading price for our common stock has been, and we expect it to continue to be, highly volatile. For example, the closing bid price of our stock has fluctuated between $0.04 and $0.35 per share since January 1, 2002. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many telecommunications companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

FUTURE SALES OF COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. As of the date of this report, there are 122,999,022 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to Rule 144 may cause the price of our common stock to decline.


OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES WHICH MAY BE DETRIMENTAL TO INVESTORS.

Our common stock has traded at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions, commonly referred to as a "penny stock." Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.


OUR COMMON STOCK WAS DE-LISTED FROM THE AMERICAN STOCK EXCHANGE AND IS NOW TRADED ON THE OTC BULLETIN BOARD, WHICH MAY BE DETRIMENTAL TO INVESTORS.

Our stock common stock was de-listed from the American Stock Exchange effective March 9, 2004 because we failed to maintain the continued listing standards of AMEX. As a result, effective March 22, 2004 our common stock is traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.


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


Item 2. Description of Property

General

We own equipment, including office and network equipment, necessary to conduct our business. Our headquarters are located in Broomfield, Colorado and are leased through 2015. We have entered into a lease for new space in Broomfield, Colorado. We are currently occupying temporary space until the permanent space is finished and ready for occupancy. We are currently paying $3,058 per month for the temporary space. When we move to the permanent space, expected to be mid year 2005, the rate increases to $14,875 per month with annual increases based upon changes in operating cost of the building. With his new lease, we believe that our leased facility will be adequate for the Company's needs for the foreseeable future.

Intellectual Property

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We plan to file patent applications relating to our proprietary IP based software technology.

We have received authorization to use the products of each manufacturer of software that is bundled in its software for users with personal computers operating on the Windows or Macintosh platforms. While certain of the applications included in our start-up kit for Internet access services subscribers are shareware that we have obtained permission to distribute or that are otherwise in the public domain and freely distributable, certain other applications included in our start-up kit have been licensed where necessary. We currently intend to maintain or negotiate renewals of all existing software licenses and authorizations as necessary. We may also enter into licensing arrangements for other applications in the future.

Item 3. Legal Proceedings

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway, Inc. in the Idaho Federal Bankruptcy Court, styled In Re:
CyberHighway, Inc., Case No. 00-02454. CyberHighway is a non-operating subsidiary of the Company that operated as an internet service provider. There were no developments in this matter during 2003 and 2004. During 2005 we will attempt to obtain a final order of bankruptcy and have this matter discharged.


In June 2003 one of our subsidiaries, USURF Telecom, Inc., was named as a defendant in a lawsuit filed by Qwest Corporation. USURF Telecom has filed its answer, denying any liability. To date, there has been no activity in the case involving USURF Telecom, nor has the plaintiff directed any attention to USURF Telecom beyond the original filing of the lawsuit. Company management believes that Qwest's allegations are without merit. This case is styled: Qwest Corporation vs. Maxcom, Inc. (f/k/a Mile High Telecom, CLEC for Sale, Inc. and Mile High Telecom, Inc.), et. al., District Court, City and County of Denver, Colorado, Case No. 03 CV 1676.

Item 4. Submission of Matters to Vote of Security Holders

There were no annual or special meetings of our common or preferred shareholders, and no actions by written consent of our common or preferred shareholders were taken, during the fiscal year ended December 31, 2004.


PARTII


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information
During 2003 and until March 9, 2004, our common stock traded on the American Stock Exchange, under the symbol "UAX". The table below sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the American Stock Exchange:

--------------------------------------------------------------------------------
Quarter/Period Ended                           High                 Low
--------------------------------------------------------------------------------
March 31, 2002                                  .25                 .08
--------------------------------------------------------------------------------
June 30, 2002                                   .12                 .04
--------------------------------------------------------------------------------
September 30, 2002                              .11                 .04
--------------------------------------------------------------------------------
December 31, 2002                               .13                 .04
--------------------------------------------------------------------------------
March 31, 2003                                  .09                 .05
--------------------------------------------------------------------------------
June 30, 2003                                   .29                 .04
--------------------------------------------------------------------------------
September 30, 2003                              .24                 .13
--------------------------------------------------------------------------------
December 31, 2003                               .35                 .15
--------------------------------------------------------------------------------
March 9, 2004                                   .24                 .20
--------------------------------------------------------------------------------

On March 5, we were notified by the American Stock Exchange ("AMEX") that, following a hearing on March 4, 2004, a Listing Qualifications Panel of the AMEX Committee on Securities affirmed a decision by the AMEX staff to delist our common stock. On March 9, 2004, AMEX suspended trading of our common stock. On March 10, 2004, our common stock began trading on the "pink sheets" and on March 22, 2004, began trading "over the counter" on the Over the Counter Bulletin Board ("OTC BB") under the symbol "USUR.OB." The table below shows the range of high and low bid information for the period March 10, 2004 through March 15, 2005.

--------------------------------------------------------------------------------
Period Ended                                     High                      Low
--------------------------------------------------------------------------------
March 31, 2004                                    .11                      .06
--------------------------------------------------------------------------------
June 30, 2004                                     .19                      .06
--------------------------------------------------------------------------------
September 30, 2004                                .09                      .05
--------------------------------------------------------------------------------
December 31, 2004                                 .13                      .06
--------------------------------------------------------------------------------
March 15, 2005                                    .10                      .08
--------------------------------------------------------------------------------

Holders

On March 15, 2005, there were approximately 1,253 holders of record of our common stock.

------------------------------------------------------------------------------------------------------------------------------------
                                  Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Number of securities
Number of securities                                                                                   remaining available for
                                          Number of securities to be    Weighted average exercise    future issuance under equity
                                            issued upon exercise of     Weighted average exercise         compensation plans
                                             outstanding options,         price of outstanding          (excluding securities
                                              warrants and rights     options, warrants, and rights   reflected in column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                       0                            0                            (1)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders                                   6,650,000                     $ 0.10                     2,000,350 (1)
------------------------------------------------------------------------------------------------------------------------------------
Individual Compensation Arrangements                   0                            0                            n/a
------------------------------------------------------------------------------------------------------------------------------------
Total                                              6,650,000                        0                         2,000,350
------------------------------------------------------------------------------------------------------------------------------------
Note (1) Represents the number of shares, as of December 31, 2004 of the
Company's common stock remaining available for future issuance under the
Company's 2004 Stock Ownership Plan.
------------------------------------------------------------------------------------------------------------------------------------

Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.


Recent Issuances of Unregistered Securities

During the three months ended December 31, 2004, we issued the following securities:

1.    (a)   Securities Issued. In November 2004, 600,000 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to September Serenade, Ltd..

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

2.    (a)   Securities Issued. In November 2004, 200,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Craig A. Cook.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

3.    (a)   Securities Issued. In November 2004, 100,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Brent E. Couch.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

4.    (a)   Securities Issued. In November 2004, 100,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Thomas D. Beck.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

5.    (a)   Securities Issued. In November 2004, 400,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Paul T. and Laura M. Garneau.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers are sophisticated investors capable of evaluating an investment in the Company.

6.    (a)   Securities Issued. In November 2004, 200,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffrey W. Fiebig.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.


      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

7.    (a)   Securities Issued. In November 2004, 600,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Kenneth F. Miller.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

8.    (a)   Securities Issued. In November 2004, 800,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin L. Buckmaster.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

9.    (a)   Securities Issued. In November 2004, 10,000 shares of the Company's series A convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Monarch Pointe Fund, Ltd..

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

10.   (a)   Securities Issued. In February 2005, 9,721,950 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to DD Familty Properties, LLC.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

11.   (a)   Securities Issued. In February 2005, 27,777 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to DD Familty Properties, LLC.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

12.   (a)   Securities Issued. In February 2005, 3,332,700 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Thunderbird Management Limited Partnership.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.


13.   (a)   Securities Issued. In February 2005, 9,522 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Thunderbird Management Limited Partnership.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

14.   (a)   Securities Issued. In February 2005, 3,747,800 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Searls Family, LLLP.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

15.   (a)   Securities Issued. In February 2005, 10,708 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Searls Family, LLLP.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

16.   (a)   Securities Issued. In February 2005, 3,123,400 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Krantz Family, LLLP.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

17.   (a)   Securities Issued. In February 2005, 8,924 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Krantz Family, LLLP.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

18.   (a)   Securities Issued. In February 2005, 2,998,450 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Dolphin Bay, LLC.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.


19.   (a)   Securities Issued. In February 2005, 8,567 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Dolphin Bay, LLC.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

20.   (a)   Securities Issued. In February 2005, 993,300 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to New Opportunities, LLC.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d))  Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

21.   (a)   Securities Issued. In February 2005, 2,838 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to New Opportunities, LLC.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

22.   (a)   Securities Issued. In February 2005, 7,923,650 shares of the
            Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Kenneth Miller.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

23.   (a)   Securities Issued. In February 2005, 22,639 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Kenneth Miller.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

24.   (a)   Securities Issued. In February 2005, 470,750 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffery Schetgen.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.


25.   (a)   Securities Issued. In February 2005, 1,345 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffery Schetgen.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

26.   (a)   Securities Issued. In February 2005, 875,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Thomas Beck.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

27.   (a)   Securities Issued. In February 2005, 2,500 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Thomas Beck.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

28.   (a)   Securities Issued. In February 2005, 875,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Brent E. Couch.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

29.   (a)   Securities Issued. In February 2005, 2,500 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Brent E. Couch.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

30.   (a)   Securities Issued. In February 2005, 350,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffrey W. Fiebig.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.


31.   (a)   Securities Issued. In February 2005, 1,000 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffrey W. Fiebig.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

32.   (a)   Securities Issued. In February 2005, 350,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Craig A. Cook.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

33.   (a)   Securities Issued. In February 2005, 1,000 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Craig A. Cook.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

34.   (a)   Securities Issued. In February 2005, 119,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Curt A. Bushman.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

35.   (a)   Securities Issued. In February 2005, 340 shares of the Company's series B convertible preferred stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Curt A. Bushman.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

36.   (a)   Securities Issued. In February 2005, 119,000 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Michael P. Petrusich.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

37.   (a)   Securities Issued. In February 2005, 340 shares of the Company's series B convertible preferred stock were issued.


      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Michael P. Petrusich.

      (c) Consideration. Such shares were issued pursuant to a stock purchase agreement.

      (d)) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

Information regarding issuance of unregistered securities during the first nine months of 2004 has been disclosed in each of the Quarterly Report on Form 10-QSB filed by the Company during 2004.

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

Current Overview
We operate as a provider of video (cable television) and data (Internet) services to business as well as residential customers, and we offer telecommunications services including local, long distance and enhanced telephone (voice) services. We currently provide services to customers in parts of Colorado and Texas.

Our current business plan involves obtaining, as many voice, video and data customers as possible by offering various combinations of bundled packages and communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

In April 2004, we acquired all of the issued and outstanding common stock of Connect Paging, Inc., doing business as Get-A-Phone ("GAP"). GAP is a Texas-based communications company operating as a local exchange carrier in areas currently served by SBC and Verizon Southwest. At the time of the acquisition, GAP had more than 14,000 customers.

Our business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. Our growth strategy also includes acquisitions of communications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

Critical Accounting Policies
Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.


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

Plan of Operation
We currently operate as a provider of voice (telephone), video (cable television) and data (Internet) services to business and residential customers. Our business plan involves obtaining, through internal growth, as many voice, video and data customers as possible. Our growth strategy also includes acquisitions of communications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

2003 Acquisitions
Effective August 26, 2003, USURF acquired the customer base (approximately 510 customers) and related assets of Pipeline Networks of Colorado, LLC, ("Pipeline") a privately-held Denver, Colorado-area provider of high speed broadband Internet access service. The acquired customers receive their broadband Internet access via traditional digital subscriber line (DSL) or cable-modem services. The Pipeline acquisition included all of the assets needed to provide broadband DSL and cable-modem services at each of the twelve multiple dwelling unit properties to which we obtained rights of entry. In the acquisition we used $45,000 of our cash on hand and issued a promissory note, face amount $111,300, due December 15, 2003, with interest accruing at 8% per annum. By virtue of a modification and extension agreement executed by the parties, the promissory note was paid in full in January 2004. Additionally, pursuant to the modification and extension agreement, we were obligated to pay to Pipeline the amount of $156,000, plus accrued interest, in the form of cash or stock, at our discretion, on or before April 13, 2004. This sum is reflected on the balance sheet as an "other current liability" at December 31, 2003. In April 2004, a complaint was filed in the District Court, El Paso County, Colorado styled Pipeline Networks of Colorado, LLC vs. Usurf Communications, Inc. and Usurf America, Inc.; Case No. 2004cv1565. The lawsuit arose out of a dispute regarding an agreement to pay Pipeline $156,300 in Shares or in cash by April 13, 2004 as part of the original asset purchase and extension agreements to purchase the assets and rights used in connection with the Internet services business operated by Pipeline. This matter was fully settled by the parties in July 2004. Under the settlement agreement, Pipeline exchanged its 1,356,960 shares of USURF common stock for a cash payment of $170,000. The settlement resulted in a net charge of $14,000 against our second quarter earnings.

Effective September 5, 2003, USURF acquired all the assets of Children's Technology Group, Inc. ("CTG"), a Golden, Colorado-based Internet portal providing a content-protected online environment for children. In the acquisition, we used $150,000 of our cash on hand and issued 2,800,000 shares of our common stock. In addition to revenues from the sale of services directly to customers, the Company expects to generate significant revenues through the licensing of the CTG content-filtering software. In October, 2003 the Company signed a $465,000 licensing agreement with ZKid Network company (OTC Bulletin
Board: ZKID) for CTG's proprietary technology. The Company will provide ZKid Network company's product with an additional layer of security and greater empowerment to parents for the soon-to-be released KidsKeep Safe Internet Software Program. Under the license agreement, USURF received cash and stock for $465,000 and will receive royalty payments over the next two years. At December 31, 2003, the value of the stock had declined and accordingly, the Company recorded an unrealized loss of $160,000 and reduced the carrying value of the stock by $160,000. The Company has recognized approximately $62,000 of revenue relating to this agreement during 2003. In May 2004, we sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay us $600,000 in stock consideration (the "Purchase Price'). At closing we received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to us do not have a market value of at least $600,000, then ZKID would issue additional shares to us for the difference. At December 31, 2004 the market value of the shares was $188, 000 and therefore we recorded a $412,000 securities receivable.

2004 Acquisitions
Connect Paging, Inc. d/b/a Get A Phone
In April 2004 the Company acquired Connect Paging, Inc. d/b/a Get A Phone ("GAP"). The purchase price consisted of $2,000,000 in cash and 15,000,000 shares of common stock of the Company. GAP operates as a competitive local exchange carrier (CLEC) in Texas offering local and long distance telephone services. GAP has acquired approximately 14,000 customers that could generate over $8.0 million in annual revenues. The transaction was subject to the approval of the Texas Public Utilities Commission and such approval was received in April 2004.


Sovereign Assets
In February 2004 the Company acquired certain assets of certain LLC's controlled by the Sovereign Companies, LLC for stock. The purchase price under the various agreements was $479,770, generally for subscribers, equipment and other assets. In connection with theses agreements, we issued a total of 5,203,870 shares of common stock

Financing Activities
In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loan(s) are due one year from funding, and accrue interest at the rate of ten percent (10%) per annum and are convertible into our common stock at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance upon conversion of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. In accordance with EITF 98-5, the Company calculated the beneficial conversion feature as $44,200 using the intrinsic value method as of December 31, 2003. Since the note is convertible immediately, the entire $44,200 was expensed. During the first quarter of 2004, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. During 2004, the Company recorded $351,467 as expense for the beneficial conversion feature of the additional borrowings using the intrinsic value method as the notes are convertible immediately. In March 2004, as inducement to convert the Company reduced the conversion price to $0.12 per share and also adjusted the exercise price of any warrants that would be issued to $0.12 per share. In connection with adjusting the conversion price, the entire $600,000 outstanding balance of the note was converted into 5,000,000 shares of the Company's common stock. In accordance with SFAS 84, the Company recorded a debt conversion expense of $100,000 as a result of the inducement. Upon conversion the Company granted warrants to purchase 10,000,000 shares of the Company's common stock at $0.12 per share. Of the warrants, 5,000,000 are exercisable over a period of three years and the remaining 5,000,000 are exercisable over a period of five years. The warrants were valued at $700,000, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was three and five years. The entire $700,000 was recorded as interest expense as of December 31, 2004.

In March 2004, Atlas Capital Services, LLC ("Atlas") arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants purchasing 13,782,895 shares of the Company's common stock. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $486,717, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was eighteen months. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the eighteen-month term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $401,217 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced as described below and an additional beneficial conversion feature of $628,500 calculated using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2004 the Company has amortized $256,878 of the discount as interest expense.


During the second quarter of 2004, Atlas arranged for the Company to complete the closing of an additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants to purchase 7,579,403 shares of the Company's common stock. The convertible debentures, if not converted, are due April, 2006 and bears interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $504,742, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 106% and the expected life was five years. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the two-year-term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $1,299,375 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced per the third paragraph below and an additional beneficial conversion feature of $472,500 using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2004 the Company has amortized $168,247 of the discount as interest expense.

During the third quarter of 2004, Atlas arranged for the Company to complete the closing of two additional private placements totaling $750,000, consisting of $750,000 in convertible debentures convertible into common stock at $0.05 per share. Upon closing of the convertible debenture, the Company granted the note holders warrants to purchase 11,250,000 shares of the Company's common stock. The convertible debentures, if not converted, are due June, 2006 and bear interest at twelve percent (12.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $750,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $370,228, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 138% and the expected life was five years. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the two-year-term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $739,130 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. As of December 31, 2004 the Company has amortized $90,180 of the discount as interest expense.
Additionally in July 2004, the Company repriced the purchase price and conversion price of the above first and second quarter transactions to $0.05 per share. As a result, the Company issued an additional 17,000,000 shares for shares purchased under a securities purchase agreement and certain notes, previously converted, and has reserved an additional 32,762,500 shares to be issued upon conversion of the outstanding convertible debentures. The Company recognized $850,000 as an imputed dividend to these shareholders for this right. This amount is subtracted from net loss to determine the net loss to the other shareholders. Upon the change in the conversion terms of these convertible notes payable the Company calculated the new beneficial conversion feature of the $2,095,000 note and $1,575,000 note as $628,500 and $472,500, respectively, using the intrinsic value method, which were expensed as the notes are convertible immediately.

At December 31, 2004 total short term notes payable under the above is $2,095,000, the unamortized debt discount of $229,838 is netted with the total resulting in a balance of $1,865,162. The total long term notes payable under the above is $2,325,000, the unamortized debt discounts of $616,543 is netted with the total resulting in a balance of $1,708,457 for the balance sheet presentation.

Recent Accounting Pronouncements
In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004 the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.


In November 2004 the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Controls and Procedures
Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 10, 2005 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission's (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our controls and procedures are effective in timely alerting them to material financial information required to be disclosed and included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 10, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Revenue Recognition
We charge our video and data customers monthly service fees and recognize the revenue in the month the services are provided or equipment is sold. The Company also charges a license fee for sales of certain software consisting of an "up front" fee and a monthly fee over the term of the agreement. The up front fee is amortized over the life of the agreement and the monthly fees are recognized in the month earned. Allowances for estimated returns and discounts are recognized when sales are recorded and are based on our experience. Significant management judgments and estimates must be made and used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of revenues for any period if management makes different judgments or utilizes different estimates.

Asset Impairment - Goodwill
In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Litigation
We have been involved in lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters, as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. As noted below, we settled the Marcus Merrick matter and the Weibelt matter in early 2004. The liabilities related to these matters were accrued at December 31, 2003. We are unaware of any existing or potential litigation or judgment and have made no litigation-related accruals at December 31, 2004.

In July 2002 an adverse arbitration decision was rendered against us in favor of one of our former employees, Christopher L. Wiebelt. The amount of the award was approximately $100,000, including legal expenses. This amount was included in accounts payable on the balance sheet at December 31, 2003. The arbitration matter was styled: USURF America, Inc. versus Christopher L. Wiebelt, American Arbitration Association, Case No. 71-160-00087-01. In February 2004, we entered into a settlement agreement with Mr. Weibelt under which we agreed to satisfy the judgment by making an initial payment of $30,000 and six equal monthly payments thereafter for the balance. The judgment was fully satisfied in August 2004.

In June 2003 one of our subsidiaries, USURF Telecom, Inc., was named as a defendant in a lawsuit filed by Qwest Corporation. USURF Telecom has filed its answer, denying any liability. To date, there has been no activity in the case involving USURF Telecom, nor has the plaintiff directed any attention to USURF Telecom beyond the original filing of the lawsuit. Company management believes that Qwest's allegations are without merit. This case is styled: Qwest Corporation vs. Maxcom, Inc. (f/k/a Mile High Telecom, CLEC for Sale, Inc. and Mile High Telecom, Inc.), et. al., District Court, City and County of Denver, Colorado, Case No. 03 CV 1676.

In April 2004 a complaint was filed in the District Court, El Paso County, Colorado styled Pipeline Networks of Colorado, LLC vs. Usurf Communications, Inc. and Usurf America, Inc.; Case No. 2004cv1565. The lawsuit arose out of a dispute regarding an agreement to pay Pipeline $156,300 in Shares or in cash by April 13, 2004 as part of the original asset purchase and extension agreements to purchase the assets and rights used in connection with the Internet services business operated by Pipeline. This matter was fully settled by the parties in July of 2004. Under the settlement agreement, Pipeline exchanged its 1,356,960 shares of USURF common stock for a cash payment of $170,000. The settlement resulted in a net charge of $14,000 against our second quarter earnings.


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

Results of Operations Years Ended December 31, 2004 and 2003.

Revenues

For the year ended December 31, 2004 USURF had $6,479,420 in revenue compared to $403,764 for the years ended December 31, 2003. During the year ended December 31, 2004, USURF's revenues were derived primarily from the sale of voice services from it wholly owned subsidiary Connect Paging Inc.. These revenues are recognized and recorded on an accrual basis.

Operating Expenses

For the years ended December 31, 2004 and 2003, operating expenses were $10,534,843 and $3,493,720, respectively. During the years ended December 31, 2004 and 2003, operating expenses consisted primarily of professional and consulting fees of $5,149,546 and $1,709,556, respectively, all of which were paid in stock, salaries and commissions of $1,566,196 and $1,028,246, respectively, most of which was paid in stock, and other general and administrative expenses of $3,819,100 and $755,918, respectively, consisting primarily of $1,063,313 and $130,384 in amortization and depreciation and $117,835 and $113,517 in rent.

Net loss

For the years ended December 31, 2004, USURF had a net loss of $18,152,850, or $0.11net loss per share. For the years ended December 31, 2003, USURF had a net loss of $3,654,356, or $0.04 net loss per share.

Liquidity
Since its inception, USURF has had significant working capital deficits. At December 31, 2004, USURF had a net working capital deficit of $1,228,757 compared to $ 757,040 at December 31, 2003. A net working capital deficit means that current liabilities exceeded current assets. Current assets are generally assets that can be converted into cash within one year and can be used to pay current liabilities. As a result our independent auditors have issued a going concern opinion.

Currently, USURF believes that it will have sufficient cash from the private placements of its securities and operations, including cash generated from our newly acquired Sovereign subsidiary, to continue its current business operations. During the year ended December 31, 2004, USURF received approximately $2,305,415 from the sale of securities. At December 31, 2004, USURF had cash on hand of $730,372. We anticipate that our cash needs over the next 12 months will be approximately $5,050,000, consisting of general working capital needs of $1,800,000 and the satisfaction of our current liabilities of approximately $3,250,000.

Cash Used or Provided in Operating Activities.

Cash Used in Operating Activities
During the year ended December 31, 2004, the Company's operations used cash of $4,013,535 compared to $776,395 used during the year ended December 31, 2003. In the year 2004, the Company's net loss of $18,152,850 is offset by various non-cash expenses of $14,554,710.25. For each year reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.


Cash Used in Investing Activities
The total value of our capital expenditures for 2004 was $5,542,807 compared to only $1,606,009 during 2003. For the year 2004, this primarily consisted of cash for acquisitions and future acquisitions.

Cash Provided by Financing Activities
During the year ended December 31, 2004, the total amount of the Company's financing activities was $10,214,114 compared to $2,343,433 in 2003. During 2004, $3,305,415 of cash was provided through the sale of common and preferred stock, $2,656,999 worth of stock was issued for acquisitions, $4,420,000 was provided by convertible debt, and $168,300 was paid down on historical debt.

Item 7. Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Hein & Associates LLP, the independent accountants who had been engaged by the Company as the principal accountants to audit the Company's consolidated financial statements, has been dismissed as the Company's principal accountants effective as of January 20, 2005.

The decision to dismiss Hein + Associates LLP was made by the Board of Directors of the Company.

The report of Hein & Associates LLP with respect to the audited financial statements of the Company for the fiscal year ended December 31, 2003, was modified as to uncertainty that the Registrant will continue as a going concern; other than that, the report did not contain an adverse opinion, or disclaimer opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

For the audited years ended December 31, 2002 and December 31, 2003, and during the year 2004 through and 2005 through January 20, 2005 (the effective date of the dismissal of Hein + Associates LLP), there were no disagreements with Hein + Associates LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports. In addition, the dismissal of Hein + Associates LLP was not caused by, or related to, any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant would have caused the accountants to make reference to the subject matter of such disagreement in their reports.

On January 20, 2005 the Company engaged the firm of AJ. Robbins, PC as its new auditors. The decision to retain the services of AJ. Robbins, PC was approved by the Company's Board of Directors.

Prior to engaging AJ. Robbins, PC, the Company had not consulted AJ. Robbins, PC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with AJ. Robbins, PC regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers
      The following table sets forth certain information regarding each of our Directors and executive officers as of December 31, 2004.

                        NAME         AGE                           TITLE(S)
                        ----         ---                           --------
David A. Weisman(1) (2) (4)           42     Director, Chairman of the Board of Directors
Douglas O. McKinnon (1) (3)           55     Director, President and Chief Executive Officer
Richard E. Wilson (1) (2) (4)(5)      62     Director
Byron Young(1)                        31     Director
Ed Garneau(2) (5)(6)                  42     Director
Ronald S. Bass(3)                     38     Principal Accounting Officer
Craig A. Cook(3)                      58     Executive Vice President Corporate Development

----------
(1)   Member of the Executive Committee of the Board of Directors.

(2)   Member of the Audit Committee of the Board of Directors.

(3)   Member of the Disclosure Committee of the Board of Directors.

(4)   Member of the Nominating Committee of the Board of Directors.

(5)   Member of the Compensation Committee of the Board of Directors.

(6) Mr. Garneau entered into an Employment Agreement with the Company effective as of February 21, 2005 whereby Mr. Garneau assumed the position of Chief Operating Officer of the Company.

Our officers serve at the discretion of our Board of Directors. Mr. McKinnon and Mr. Garneau each have executive employment agreements. Our Directors serve until the next annual meeting of shareholders or until their respective successors are elected and qualified. There exists no family relationship between our officers and Directors. Certain information regarding the backgrounds of each of our officers and Directors is set forth below.

DAVE WEISMAN. Mr. Weisman joined us in October 2004 as the Chairman of Usurf America's Board of Directors. Mr. Weisman also currently serves as Chairman and CEO of a broadband and communications technology and services company, Eagle Broadband, where he has led a highly successful corporate restructuring and turnaround that has established Eagle Broadband as market leader and created more than $200 Million in shareholder value. Before Eagle Broadband, he was:
Vice President, Sales & Marketing for IP Dynamics; co-founder and Vice President, Sales and Marketing for Canyon Networks; Vice President, Marketing and Customer Service for ACT Networks; co-founder and Vice President, Sales & Marketing for Thomson Enterprise Networks. Mr. Weisman also served as a pilot with the United States Air Force Reserve and saw active combat duty in Central America and Operation Desert Storm. He holds a B.A. in Economics and International Relations from U.C.L.A.

DOUGLAS O. MCKINNON. Mr. McKinnon joined us in April 2002 as a Director and our president and chief executive officer. Prior to joining us, he served as chief executive officer of IP Services, Inc., a next-generation communications services provider using broadband Internet Protocol (IP) and Asynchronous Transfer Mode (ATM) based networks, from April 1999 to April 2002. From February 1998 to March 1999 he served as executive vice president and chief financial officer of AVIRNEX Communications Group, Inc., a provider of retail telecommunications service including domestic and international long distance and enhanced services to small and medium-sized business customers. From November 1994 to January 1998, Mr. McKinnon served as vice president of ICG Communications, Inc, one of the country's largest competitive local exchange carriers offering local, long distance, ATM and frame relay services with a nationwide fiber optic infrastructure. Mr. McKinnon is a former practicing CPA with the SEC practice section of Coopers & Lybrand.

RICHARD E. WILSON. Mr. Wilson has served as a member of our Board of Directors since March 2003. Since 2002, Mr. Wilson has served as a principal and executive vice president of business development of NetPort-Datacom, Inc., a privately held Mukilteo, Washington-based provider of international voice service. Mr. Wilson was co-founder of The Association of Communications Enterprises (ASCENT) (formerly the Telecommunications Resellers Association), a leading trade group representing entrepreneurial and small business communications companies. He served on that organization's Board of Directors in 1992 and 1993 and is currently Chairman Emeritus of ASCENT. During 2001 and 2002, Mr. Wilson was a principal in SigBioUSA, LLC, a Mulkiteo, Washington-based telecommunications consulting firm with expertise in both wireline and wireless telecommunications applications. From May 2000 to April 2001, Mr. Wilson was president and chief executive officer of Open Telecommunications North America, a wholly owned subsidiary of Open Telecommunications Australia, a publicly traded company in Australia that provides telecommunications-network-infrastructure related products and services. Also, from 2000 through January 2002, Mr. Wilson served as a Director of GlobalNet International Telecommunications, Inc., an Illinois-based provider of global telecommunications services. GlobalNet was publicly traded under the symbol GBNE, until acquired by Titan Corporation in 2002.


ED GARNEAU. Mr. Garneau joined our Board of Directors December 20, 2004. Mr. Garneau will also serve as a member of our audit committee. Mr. Garneau is the founder and, since 1994, has been the Chief Executive Officer of Sovereign Companies (recently acquired by the Company on February 18, 2005), a diversified real estate development company with broadband telecommunications installation and operations in 4 states currently representing 10 major developments or approximately 1100 homes. Prior to founding Sovereign, Mr. Garneau served eight years in the US Air Force as a fighter pilot.

JEFFREY W. FIEBIG. Mr. Fiebig joined us as a member of our Board of Directors March 2005. Mr. Fiebig joined the Sovereign Companies (recently acquired by the Company on February 18, 2005) as Vice President in August of 2004. Mr. Fiebig has spent the last sixteen years in the US Air Force on active duty or in the reserves. From January 2001 to January 2004, Mr. Fiebig was the Supervisor and Commander of six Squadrons and over 500 personnel at Luke Air Force Base, Arizona. In addition to his US Air Force duties Mr. Fiebig was an instructor and evaluator for United Airlines from May of 1997 to September 2004.

BYRON YOUNG. Mr. Young joined us as a member of our Board of Directors in August 2004. Concurrently, Mr. Young will remain active as President of USURF's newly acquired Texas subsidiary, Connect Paging Inc. d/b/a/ Get-A-Phone ("GAP"). Mr. Young purchased GAP in 2000, sold off all paging assets and refocused the company on dial tone. GAP has grown to over 14,000 customers to date and revenues exceeding $9 million annually. Prior to Connect Paging, Young founded Phone America in 1997 which was merged with Trans National Telecommunications, Inc. in 1999 and prior to Phone America, founded Paging Express, Inc. in 1994.

RONALD S. BASS. Mr. Bass joined us as principal accounting officer in November 2003. Prior to joining us, Mr. Bass served as chief financial officer of Phantom Group from January 2002 to October 2003, chief financial officer of Knovada from May 2001 to October 2003, Director of finance and operations at Vista Travel Ventures from March 1999 to May 2001, and manager administration at Group Voyagers from July 1993 to March 1999. Mr. Bass brings more than 13 years of executive finance and operations experience including experience in equity funding, treasury management, financial analysis, tax planning, accounting system design and implementation, process engineering and risk management.

CRAIG A. COOK. Mr. Cook joined us as Vice President of Operations starting in December 2004. He comes to Usurf from Sovereign Companies, having served as the Chief Operating Officer from 2001 to 2004. Concurrently, Mr. Cook will act as President of Usurf Communications, Inc. Previously, he was the Chief Operating Officer for Denver Public Schools from 1994 to 2001 and the Assistant Superintendent of Kansas City Public Schools, Kansas City, Missouri from 1988 to 1994. A retired Lieutenant Colonel in the U.S. Army, Cook served in various accounting and finance positions during his military service. He brings the discipline of an MBA from the University of Nevada, Reno, combined with a BSBA from the University of Idaho to his job.

Our full Board of Directors met two times during 2004 and it took action by unanimous written consent in lieu of a meeting on numerous occasions.

Executive Committee

Our Board of Directors created an executive committee to facilitate management between meetings of the full Board of Directors. The executive committee is composed of Douglas O. McKinnon, Dave Weisman, Byron Young and Richard E. Wilson. Pursuant to our Bylaws, between meetings of the full Board of Directors, the executive committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Nevada law. Pursuant to the Bylaws of the executive committee, as adopted by the full Board of Directors, the executive committee has the authority to exercise all powers of the Board of Directors, except the power:

      -  to declare dividends;
      - to sell or otherwise dispose of all or substantially all of our assets;
      - to recommend to our shareholders any action requiring their approval; and
      - to change the membership of any committee, fill the vacancies thereon or discharge any committee.

During 2004 the Executive Committee did not meet in person; however, it took action by unanimous written consent in lieu of a meeting on numerous occasions.

On September 30, 2004 the Board of Directors adopted new corporate governance initiatives including : (i) the establishment of a Compensation and Stock Committee, a Nominating Committee, a Disclosure Committee and their respective charters, (ii) the adoption of a Code of Business Conduct and Ethics and a Code of Ethics for Senior Financial Officers, (iii) the adoption of an Insider Trading Compliance Program and (iv) the adoption of a new charter for the Audit Committee.


Audit Committee

The audit committee of our Board of Directors is now composed of Richard E. Wilson, Davis Weisman and Ed Garneau. Our Board of Directors appointed Messrs. Wilson, Weisman and Garneau to the audit committee effective as of December 15, 2004. Our Board of Directors has determined that the audit committee does not have a member with the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. The purposes of the audit committee are:

      - to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;
      - to oversee the independent auditors' qualifications and independence;
      -  to oversee the performance of our independent auditors;
      -  to oversee our systems of internal controls regarding finance,
      - accounting, legal compliance and ethics that management and the Board of Directors has established or will establish in the future;
      -  to establish procedures for the receipt, retention and treatment of
      - complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;
      - to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the Board of Directors, always emphasizing that the independent auditors are accountable to the audit committee; and
      - to perform such other duties as are directed by the Board of Directors.

Compensation and Stock Committee
The compensation and stock committee is composed of Richard Wilson and Ed Garneau. The general purposes of the committee are:

      - to assist the Board of Directors in discharging the Board of Directors's responsibilities relating to compensation of the Company's executives;
      - to make recommendations to the Board of Directors with respect to all compensation plans, including equity-based plans for employees and Directors; and
      - to produce an annual report on executive compensation for inclusion in the Company's proxy statement, in accordance with applicable rules and regulations.

Nominating Committee
The nominating committee is composed of David Weisman and Richard Wilson. The general purposes of the committee are:
      - to assist the Board of Directors by identifying individuals qualified to become Board of Directors members, and to recommend to the Board of Directors the Director nominees for the next annual meeting of stockholders;
      - to develop and recommend to the Board of Directors the corporate governance guidelines applicable to the Company;
      - to lead the Board of Directors in its annual review of the Board of Directors's performance;
      -  to conduct an annual assessment of each committee; and
      - to recommend to the Board of Directors Director nominees for each committee.


Disclosure Committee
The disclosure committee is composed Douglas McKinnon, Craig Cook and Ron Bass. The general purpose of the committee is to design, establish and maintain a system of controls and other procedures to ensure that information required to be disclosed in the reports and statements filed by the Company pursuant to the Exchange Act, is recorded, processed, summarized and reported in conformity with the rules and forms of the Securities and Exchange Commission

Code of Ethics
We have adopted a code of ethics that applies to our executive and financial officers. A copy of our code of ethics is available on our website: www.usurf.com.

Insider Trading
We have adopted an Insider Trading Compliance Program that applies to our officers, Directors, employees and other individuals that have access to inside information.

Compensation of Directors
Non-employee Directors receive annual payments for their service as Directors, nor has our Board of Directors established a per-meeting stipend. At such time as our cash position improves, it is likely that the Board of Directors will begin to compensate non-employee Directors. However, no determination of the amount of any such payment amounts has been made. Directors who are also employees receive no additional compensation for their service on the Board of Directors and its committees.

In March 2003, in connection with his agreement to become a Board of Directors member, Richard E. Wilson received 200,000 shares of our common stock, valued at $.05 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $10,000. In November 2003, he received an additional 150,000 shares valued at $0.19 per share, the closing price on the date of award, as reported by AMEX, an aggregate value of $28,500. In December, 2004 he received 150,000 shares valued at $0.0935, the closing price on the date of award, for an aggregate value of $14,025.


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

Compliance with Section 16(a) of the Securities Exchange Act
The Company's executive officers and Directors, and beneficial owners of more than 10% of the Common Stock, are required to file initial reports of ownership and reports of changes of ownership of the Common Stock with the SEC. The SEC's rules require such person to furnish the Company with copies of all Section 16(a) reports they file. The Company has determined that not all of the reports required to have been filed during 2004 were filed on a timely basis. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company under Rule 16a-3(e) of the Exchange Act, the Company has determined that all officers, Directors and beneficial owners of more than 10% of the Common Stock have filed reports as follows:

--------------------------------------------------------------------------------
         NAME                            FORM                         DATE FILED
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Douglas O. McKinnon             Form 5                       2/15/05
--------------------------------------------------------------------------------
         David A. Weisman                Form 5                       2/22/05
--------------------------------------------------------------------------------
         Craig A. Cook                   Form 5                       2/22/05
--------------------------------------------------------------------------------
         Ed Garneau                      Form 5                       2/24/05
--------------------------------------------------------------------------------
         Ed Garneau                      Form 4                       2/24/05
--------------------------------------------------------------------------------
         Jeff Fiebig                     Form 3                       3/21/05
--------------------------------------------------------------------------------

Item 10. Executive Compensation

Executive Compensation
The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

---------------------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation                   Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
Name, Principal                    Fiscal    Salary $          Bonus $           Other       Securities         All
---------------------------------------------------------------------------------------------------------------------------
Position                            Year                                        Annual       Underlying        Other
---------------------------------------------------------------------------------------------------------------------------
                                                                            Compensation $     Options    Compensation $
---------------------------------------------------------------------------------------------------------------------------
Douglas O. McKinnon                 2004      180,000
---------------------------------------------------------------------------------------------------------------------------
[President and Chief Executive      2003    180,000 (1)          $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Officer]                            2002    127,500 (2)      310,456 (2)          $0              0             $0
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Richard W. Koontz                   2004    62,500 (A)           $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Former Vice President               2003        $0               $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Corporate Development               2002        $0               $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
David M. Loflin                     2004        $0
---------------------------------------------------------------------------------------------------------------------------
Former Chairman of the              2003    75,000 (3)                            $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Board of Directors and former       2002    150,000 (4)      200,000 (4)          $0              0             $0
President
---------------------------------------------------------------------------------------------------------------------------


                                      34-

---------------------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation                   Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
Name, Principal                    Fiscal    Salary $          Bonus $           Other       Securities         All
---------------------------------------------------------------------------------------------------------------------------
Position                            Year                                        Annual       Underlying        Other
---------------------------------------------------------------------------------------------------------------------------
                                                                            Compensation $     Options    Compensation $
---------------------------------------------------------------------------------------------------------------------------
Waddell Loflin                      2004        $0
---------------------------------------------------------------------------------------------------------------------------
Former Vice President and           2003        (B)
---------------------------------------------------------------------------------------------------------------------------
Secretary                           2002    79,167 (5)       200,000 (6)          $0              0             $0
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
James Kaufman                       2004        $0
---------------------------------------------------------------------------------------------------------------------------
Former Vice President               2003        (C)
---------------------------------------------------------------------------------------------------------------------------
Corporate Development               2002    95,000 (7)       200,000 (8)          $0              0             $0
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Kenneth J. Upcraft                  2004    109,142 (9)
---------------------------------------------------------------------------------------------------------------------------
Former Executive Vice               2003    150,000 (9)                           $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
President                           2002    62,500 (10)      58,220 (10)          $0              0             $0

---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Christopher K. Brenner              2004        (D)
---------------------------------------------------------------------------------------------------------------------------
Former Vice President Finance       2003   120,000 (11)          $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
And Administration                  2002       (12)              $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

(A) Mr. Koontz entered into an agreement in which his employment contract was terminated effective December 15, 2004. In connection with the agreement, Mr. Koontz received 5,000,000 warrants with an exercise price of $0.10 and 2,000,000 warrants with an exercise price of $0.12 exercisable into common stock of the Company.

(B) Mr. Loflin resigned, effective March 31, 2003.

(C) Mr. Kaufman was not employed by us during this fiscal year.

(D) Mr. Brenner was not employed by us during this fiscal year

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

(5) $29,167 of Mr. Loflin's salary amount was accrued; Mr. Loflin waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $50,000 of Mr. Loflin's salary amount was paid by the issuance of 600,000 shares of our common stock, a per share value of $.083 per share, a per share price higher than the market price that was negotiated by us with Mr. Loflin.

(6) This bonus was paid by the issuance of 2,000,000 shares to Mr. Loflin in connection with the Evergreen transaction (described elsewhere herein), which shares were valued at $.10 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(7) $35,000 of Mr. Kaufman's salary amount was accrued; Mr. Kaufman waived payment of this amount, in connection with the Evergreen transaction (described elsewhere herein). $60,000 of Mr. Kaufman's salary amount was paid by the issuance of 600,000 shares of our common stock, a per share value of $.10 per share, a per share price higher than the market price that was negotiated by us with Mr. Kaufman.


(8) This bonus was paid by the issuance of 2,000,000 shares to Mr. Kaufman in connection with the Evergreen transaction (described elsewhere herein), which shares were valued at $.10 per share, the last closing price of the Common Stock, as reported by AMEX, prior to their issuance.

(9) $70,000 of Mr. Upcraft's salary amount was paid by the issuance of 1,150,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(10) $47,500 of Mr. Upcraft's salary amount and $22,220 of his bonus amount were paid by the issuance of 996,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance. $36,000 of Mr. Upcraft's bonus amount was paid by the issuance of 600,000 shares of our common stock, upon his executing his employment agreement, which shares were valued at $.06 per share, the last closing price of our common stock, as reported by AMEX, on the date of his executing his employment agreement.

(11) $66,500 of Mr. Brenner's salary amount was paid by the issuance of 1,100,000 shares of our common stock, a per share value of $.07 per share, the last closing price of our common stock, as reported by AMEX, on the date of issuance.

(12) During 2002, Mr. Brenner served as a consultant to the Company.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The following table summarizes certain provisions of the employment agreements.

--------------------------------------------------------------------------------------------------------
      Name of Officer            Position(s)              Term           Annual Salary        Date
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
    Douglas O. McKinnon      President and Chief         3 Years          $180,000.00       4/15/2002
                              Executive Officer
--------------------------------------------------------------------------------------------------------
        Ed Garneau         Chief Operating Officer       3 Years          $185,000.00        2/21/05
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------


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

Option/SAR Grants in Last Fiscal Year

2004 Stock Ownership Plan
In February 2004, our Board of Directors adopted a stock ownership plan for our officers, Directors and consultants known as the 2004 Stock Ownership Plan. The 2004 Plan was established by the Board of Directors as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2004 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries' operations is dependent. Persons who are either officers, Directors or consultants are eligible to participate in the 2004 Plan. The Board of Directors may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 15,000,000 shares of our common stock have been reserved for issuance under the 2004 Plan registration statement on Form S-8 (SEC File No.333-115558) relating to the 2004 Plan, as amended, have been filed with the SEC. At March 31, 2005, no shares of our common stock remain unissued under the Plan.


2005 Stock Ownership Plan
In December 2004, our Board of Directors adopted a stock ownership plan for our officers, Directors and consultants known as the 2005 Stock Ownership Plan. The 2005 Plan was established by the Board of Directors as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2004 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries' operations is dependent. Persons who are either officers, Directors or consultants are eligible to participate in the 2005 Plan. The Board of Directors may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 20,000,000 shares of our common stock have been reserved for issuance under the 2005 Plan registration statement on Form S-8 (SEC File No.333-121916) relating to the 2005 Plan, as amended, have been filed with the SEC. At March 31, 2005, 11,619,891 shares of our common stock remain unissued under the Plan.

Stock Appreciation Rights
We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock
The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2005 by (i) each person who is known to us to be beneficial owners of more than 5% of our common stock, (ii) each of our Directors and the executive officers named in the Summary Compensation Table above, and (iii) our executive officers and Directors as a group. Except as otherwise noted below, the address of each persons is 390 Interlocken Crescent, Suite 900, Broomfield, Colorado 80021.

                                                    NUMBER OF SHARES           PERCENTAGE OF SHARES
           NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED(1)      BENEFICIALLY OWNED(1)
           ------------------------------------     ---------------------      ---------------------
Crestview Capital Master LLC (2)                            40,000,000                   14.9%
Evergreen Venture Partners, LLC(3)                          15,000,000                    6.5%
Monarch Pointe Fund, Ltd. (4)                               25,400,000                   10.0%
David A. Weisman(5)                                         17,500,000                    7.1%
Douglas O. McKinnon(6)                                       8,650,000                    3.7%
Richard E. Wilson(7)                                         1,200,000                    *
Ed Garneau(8)                                               18,503,520                    8.0%
Byron T. Young                                               5,750,000                    2.5%
Jeff Fiebig(9)                                                 716,667                    *
Craig Cook(10)                                                 716,667                    *
All executive officers and Directors as a group
  (5 persons)                                                53,036,853                  20.9%

----------

* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2005, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. Percentages are based on 229,155,297 shares of common stock outstanding as of March 31, 2005.

(2) Includes 40,000,000 shares issuable upon conversion of convertible debentures held by Crestview Capital Master LLC. Crestview's business address is 95 Revere Dr., Suite A, Northbrook, Illinois, 60062.

(3) Evergreen Venture Partners, LLC's business address is 1535 Grant Street, Suite 140, Denver, CO 80203. (4) Includes 20,000,000 shares issuable upon conversion of Series A Preferred Shares and 5,400,000 shares issuable upon exercise of warrants held by Monarch Pointe Fund, Ltd .Monarch's business address is 555 South Flower St., Suite 4500, Los Angeles, California 90071.

(5) Includes 17,500,000 shares issuable upon exercise of warrants. (6) Includes 3,000,000 shares issuable upon exercise of options.

(7) Includes 750,000 shares issuable upon exercise of options. Mr. Wilson's address is 6252 Harbour Heights Parkway, Makilteo, Washington 98275.

(8) Includes: (i) 5,203,870 shares were issued to, and a owned by five affiliated limited liability companies for which Mr. Garneau serves as Manager, and in his capacity as Manager, Mr. Garneau exercises voting control over the 5,203,870 common shares. Mr. Garneau disclaims beneficial ownership of all such shares: (ii) 600,000 shares and 200,000 shares issuable upon exercise of two warrants issued in a private placement transaction to September Serenade Ltd., a family owned partnership of which Mr. Garneau serves as a general partner and in which he shares voting control over the shares with his wife. Each of Mr. Garneau and his wife own a 0.5% interest in the partnership. Mr. Garneau disclaims beneficial ownership of all but 0.5% of the shares and warrants owned by the partnership; and (iii) 9,721,950 common shares and 2,777,700 common shares issuable upon conversion of Series B Preferred Stock issued to and owned by DD Family Properties LLC, a family owned LLC of which Mr. Garneau owns a 21% interest and for which he serves as Manager. Mr. Garneau exercises voting control over all of the common shares and preferred shares owned by the LLC. Mr. Garneau disclaims beneficial ownership of all but 21% of the common shares and preferred shares owned by the family LLC.


                                      37-

(9) Includes 100,000 shares issuable upon conversion of Series B Preferred Shares and 66,667 shares issuable upon exercise of warrants.

(10) Includes 100,000 shares issuable upon conversion of Series B Preferred Shares and 66,667 shares issuable upon exercise of warrants.


Item 12. Certain Relationships and Related Transactions

Item 12

On December 20, 2004, Mr. Ed Garneau became a member of our Board of Directors. On February 18, 2005, we closed on the acquisition of Sovereign Partners LLC (the "Acquisition") (described above under "Recent Developments" under Item 1 of this Annual Report). At the time the Acquisition was negotiated, signed and closed, Mr. Garneau was both an indirect shareholder and Director of our Company and the Manager of Sovereign Partners LLC ("Sovereign"). Mr. Garneau's prior shareholdings in our Company are described below. Mr. Garneau also owned direct and indirect economic interests in Sovereign at and prior to the closing of the Acquisition, as described below. Upon the closing of the Acquisition, Mr. Garneau assumed the title of Chief Operating Officer of our Company and entered into an Employment Agreement with us.

In connection with the Acquisition, we issued common shares and series B preferred shares to the former members of Sovereign. On February 18, 2005 at the closing of the Acquisition, 9,721,950 shares of common stock and 27,777 shares of Series B preferred stock were issued by us to entities in which Mr. Garneau has an economic interest. These entities were members of Sovereign as of the closing of the Acquisition. Specifically, the common shares and preferred shares were issued to, and are owned by, DD Family Properties LLC, a family owned LLC of which Mr. Garneau owns a 21% interest and for which he serves as Manager. Mr. Garneau exercises voting control over all of the common shares and preferred shares owned by the LLC. Under the terms of the Acquisition described under Item 1, additional shares of common stock and preferred stock will be issued to the former Sovereign members, including DD Family Properties LLC over the next several years.

In 2004, we entered into an acquisition transaction whereby we acquire certain assets of the "Sovereign Companies." As part of that transaction, we issued 2,854,167 shares of common stock on March 8, 2004 and 2,349,703 shares of common on November 22, 2004 to five affiliated limited liability companies (the owners of the Sovereign Company assets) over which Mr. Garneau served as Manager as of those dates. Mr. Garneau continues to serve as Manager of those entities and in his capacity as Manager, Mr. Garneau exercises voting control over the 5,203,870 common shares. The acquisition of the assets closed before Mr. Garneau became a Director or officer of our Company.

In addition, 600,000 shares of common stock and warrants to purchase 200,000 shares of common stock were issued by us on November 22, 2004 as part of a private placement transaction. All of the foregoing common shares and warrants to purchase common shares were acquired by, and are owned by, September Serenade Ltd., a family owned partnership of which Mr. Garneau serves as a general partner. He shares voting control over the shares with his wife. Each of Mr. Garneau and his wife own a 0.05% interest in the partnership. The private placement and the sale of the shares and warrants closed before Mr. Garneau became a Director or officer of our Company.

Item 13. Exhibits

(a)(1) Financial Statements

Index to Financial Statements of USURF America
--------------------------------------------------------------------------------
F-2   Reports of Independent Registered Public Accounting Firms
--------------------------------------------------------------------------------
F-4   Consolidated Balance Sheet as of December 31, 2004
--------------------------------------------------------------------------------
F-6 Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------
F-7   Consolidated Statements of Changes in Stockholders' Equity for
      the Years Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------
F-8 Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------
F-9   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(a)(2) Exhibits


ITEM 27.  EXHIBITS

          EXHIBIT NO.   DESCRIPTION

(1)       3.1           Articles of Incorporation of Registrant.

#         3.2           Bylaws of Registrant, as amended to date.

(3)       3.5           Articles of Amendment to Articles of Incorporation of
                        Registrant.

(4)       3.6           Articles of Amendment to Articles of Incorporation of
                        Registrant.

(8)       3.7           Certificate of Designation of Series A Convertible
                        Preferred Stock

(6)       3.8           Certificate of Designation of Series B Convertible
                        Preferred Stock

(2)       4.1           Specimen Common Stock Certificate.

#         4.2           Specimen Series A Preferred Stock Certificate

#         4.3           Specimen Series B Preferred Stock Certificate

(5)       10.1          Stock Purchase Agreement, dated April 20, 2004 by and
                        among USURF America, Inc. and Brandon Young, Brian Young and Byron Young, as shareholders of Connect Paging, Inc.

(6)       10.2          Securities Purchase Agreement dated as of January 26
                        2005 by and among Usurf America, Inc., Sovereign
                        Partners, LLC and each of the members of Sovereign listed on the signature pages thereto

(6)       10.3          Registration Rights Agreement dated as of February 18,
                        2005 by and among Usurf America, Inc., Sovereign
                        Partners, LLC and each of the Members of Sovereign listed on the signature pages thereto

(6)       10.4          Management Agreement dated as of February 18, 2005 by
                        and among Usurf America, Inc. and each of the Members of Sovereign listed on the signature pages thereto

(6)       10.5          Investor Rights Agreement dated as of February 18, 2005
                        by and among Usurf America, Inc., each member of its Board of Directors, and each of the Members of Sovereign listed on the signature pages thereto

(6)       10.6          Employment Agreement dated as of February 18, 2005 by
                        and between Usurf America, Inc. and Mr. Ed Garneau

(6)       10.7          Surrender and Exchange Agreement dated as of January 31,
                        2005 by and between Usurf America, Inc. and Evergreen
                        Venture Partners, LLC

(6)       10.8          Promissory Note in the Principal Amount of $750,000

(6)       10.9          Waiver, Consent, Surrender and Modification Agreement
                        dated as of January 21, 2005 by and between Usurf
                        America, Inc. and Crestview Capital Master Fund LLC

(7)       10.10         Subscription Agreement dated October 29, 2004, by and
                        between Usurf America, Inc., Mercator Momentum Fund, LP,
                        Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group

(7)       10.11         Warrant to Purchase Common Stock issued to Mercator
                        Advisory Fund, Ltd.

(7)       10.12         Warrant to Purchase Common Stock issued to Monarch Point
                        Fund, Ltd.


          EXHIBIT NO.   DESCRIPTION

(7)       10.13         Registration Rights Agreement, dated October 29, 2004,
                        by and between Usurf America, Inc., Mercator Momentum
                        Fund, LP, Mercator Momentum Fund III, LP, Monarch Point
                        Fund, Ltd and Mercator Advisory Group

(8)       10.14         Asset Purchase Agreement Dated February 6, 2004 by and
                        between Usurf America, Inc. and SunWest Communication,
                        Inc.

(9)       10.15         Agreement and Plan of Reorganization between Usurf
                        America, Inc. and UTEL, Inc. and SunWest Communications,
                        Inc. effective February 5, 2004

#         10.16         Colorado Office Lease Agreement

#         10.17         Texas Office Lease Agreement

#         21.1          Subsidiaries of Registrant.

#         31            Certification Pursuant to 18 U.S.C. Section 1350 of
                        President and CEO

#         32            Certification Pursuant to 18 U.S.C. Section 1350 of
                        Principal Accounting Officer


(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-26385.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-96027.


(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.

(4) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999.

(5) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on May 5, 2004.

(6) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 22, 2005

(7) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 4, 2004

(8) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 20, 2004

(9) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2004

# Filed Herewith


Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

-------------------------------------------------------------------------------------------
                                                December 31, 2004       December 31, 2003
-------------------------------------------------------------------------------------------
(i)    Audit fees                                        $55,065                 $73,600
-------------------------------------------------------------------------------------------
(ii)   Audit related fees                                $5,000                  $4,496
-------------------------------------------------------------------------------------------
(iii)  Tax                                                $0.00                   $0.00
-------------------------------------------------------------------------------------------
(iv)   All other fees                                     $0.00                   $0.00
-------------------------------------------------------------------------------------------


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USURF AMERICA, INC.

By: /s/ DOUGLAS O. MCKINNON
-------------------------------------
Douglas O. McKinnon
President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

----------------------------------------------------------------------------------------------------
/s/ DAVID A. WEISMAN                Director/Chairman                            March 31, 2005
----------------------------------------------------------------------------------------------------
David A. Weisman
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ DOUGLAS O. MCKINNON             President and Chief Executive Officer        March 31, 2005
                                    (Principal Executive Officer) and Director
----------------------------------------------------------------------------------------------------
Douglas O. McKinnon
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ RICHARD E. WILSON               Director                                     March 31, 2005
----------------------------------------------------------------------------------------------------
Richard E. Wilson
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ EDOUARD A. GARNEAU              Director and Chief Operating Officer         March 31, 2005
----------------------------------------------------------------------------------------------------
Edouard A. Garneau
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ BYRON T. YOUNG                  Director                                     March 31, 2005
----------------------------------------------------------------------------------------------------
Byron T. Young
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ JEFFREY W. FIEBIG               Director                                     March 31, 2005
----------------------------------------------------------------------------------------------------
Jeffrey W. Fiebig
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ RONALD S. BASS                  Principal Accounting Officer                 March 31, 2005
----------------------------------------------------------------------------------------------------
Ronald Bass
----------------------------------------------------------------------------------------------------

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


                      USURF AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                           Page
--------------------------------------------------------------------------------
Reports of Independent Registered Public Accounting Firms                  F-2
--------------------------------------------------------------------------------
Consolidated Balance Sheet - December 31, 2004                             F-4
--------------------------------------------------------------------------------
Consolidated Statements of Operations For the Years
Ended December 31, 2004 and 2003                                           F-6
--------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders'
Equity - For the Years ended December 31, 2004 and 2003                    F-7
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows For the Years
Ended December 31, 2004 and 2003                                           F-8
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                 F-9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 AJ. ROBBINS, PC
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80206

      I. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Audit Committee
USURF America, Inc.
Broomfield, Colorado


We have audited the accompanying consolidated balance sheet of USURF America, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2004, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

                                 AJ. ROBBINS, PC
                          CERTIFIED PUBLIC ACCOUNTANTS



DENVER, COLORADO
MARCH 11, 2005


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
USURF America, Inc.
Broomfield, Colorado


We have audited the consolidated balance sheet of USURF America, Inc. (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USURF America, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles generally accepted.

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


/s/ HEIN & ASSOCIATES LLP
-------------------------
HEIN & ASSOCIATES LLP
Denver, Colorado

February 27, 2004


                      USURF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                December 31,
                                                    2004

                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                 $  730,372
     Marketable securities                        188,000
     Securities receivable                        412,000
     Accounts receivable, net                     201,099
     Unamortized financing costs                  374,378
     Deposits and prepaid expenses                 77,309
                                               ----------
     Total current assets                       1,983,158

FURNITURE AND EQUIPMENT, net                      905,832

INTANGIBLES, net                                3,647,170
                                               ----------

                                               $6,536,160
                                               ==========



The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      December 31,
                                                                          2004
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                 $    642,494
     Accrued expenses and other liabilities                                457,207
     Deferred revenue                                                      247,050
     Current portion of convertible notes payable, net of discount       1,865,162
                                                                      ------------
     Total current liabilities                                           3,211,913

CONVERTIBLE NOTES PAYABLE, net of current portion and discount           1,708,457
                                                                      ------------

                                                                         4,920,370
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 100,000,000 shares
     authorized; 10,000 issued and outstanding                                   1
     Common stock, $.0001 par value; 400,000,000 shares
     authorized; 202,775,188 issued and outstanding                         20,278
     Additional paid-in capital                                         62,822,291
     Subscriptions receivable                                              (44,585)
     Deferred consulting                                                   (17,500)
     Accumulated (deficit)                                             (61,164,695)
                                                                      ------------
     Total stockholders' equity                                          1,615,790
                                                                      ------------

                                                                      $  6,536,160
                                                                      ============


The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    2004               2003
REVENUES
      Revenues                                                $   6,479,420      $     329,297
      License revenue                                                  --               74,467
                                                              -------------      -------------
      Total Revenue                                               6,479,420            403,764
      COSTS OF GOODS SOLD                                        (3,587,701)          (493,504)
                                                              -------------      -------------
         Gross profit (loss)                                      2,891,718            (89,740)
                                                              -------------      -------------

OPERATING EXPENSES
      Depreciation and amortization                               1,063,313            130,384
      Professional fees                                           5,149,546          1,709,556
       Rent                                                         117,835            113,517
      Salaries and commissions                                    1,566,196          1,028,246
       Other selling, general and administrative expenses         2,637,952            512,017
                                                              -------------      -------------
      Total Operating Expenses                                   10,534,843          3,493,720
                                                              -------------      -------------

(LOSS) FROM OPERATIONS                                           (7,643,124)        (3,583,460)

OTHER INCOME (EXPENSE)
       Other income (expense)                                      (402,119)            27,048
       Accretion of interest expense on convertible debt         (5,575,105)                 0
       Litigation settlement                                              0            (42,235)
      Failed acquisition costs                                   (3,273,258)                 0
      Loss on Debt Modification                                    (100,001)                 0
       Gain (loss) on disposition of assets                         (39,825)                 0
       Interest expense                                            (269,418)           (55,709)
                                                              -------------      -------------
                                                                 (9,659,726)           (70,896)
                                                              -------------      -------------

(LOSS) BEFORE IMPUTED DIVIDEND                                  (17,302,850)        (3,654,356)

Imputed dividend attributable to rights applicable to
certain shareholders                                               (850,000)                 0
                                                              -------------      -------------

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                $ (18,152,850)     $  (3,654,356)
                                                              =============      =============
NET (LOSS) PER SHARE - BASIC AND DILUTED                      $       (0.11)     $       (0.04)

Weighted average number of shares outstanding
  - basic and diluted                                           165,552,450         89,186,106


The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES
                              BROOMFIELD, COLORADO
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                            Common       Common        Preferred    Preferred        Paid-In        Subscription
                                            Shares       Stock Amount     Shares    Stock Amount     Capital        Receivable
                                         ------------------------------------------------------------------------------------------
Balance 12/31/2002                        71,445,338   $      7,145              0   $         --   $ 40,778,870   $    (21,200)
                                         ==========================================================================================
Issuance of Common Stock for:
      Cash                                 6,994,865            699                                    1,006,301
      Legal Fees                             400,000             40                                       99,960
      Consulting Fees                      3,981,500            398                                      653,727
      Debt Conversion                        600,000             60                                       95,940
      Compensation                         4,525,000            452                                      284,298
      Exercise of Warrants                12,244,500          1,224                                    1,257,008
      Services                            10,918,283          1,092                                    2,028,113
      Acquisitions                         3,575,000            358                                      585,642
      Warrants to non-employees                                                                          325,258
Proceeds on subscriptions receivable                                                                                     21,200
Amortization of Deferred Consulting
Net Loss
Unrealized loss-marketable securities
FAS 123 Adjustment                                                                                        44,200
                                         ------------------------------------------------------------------------------------------
Balance 12/31/2003                       114,684,486   $     11,468              0   $         --   $ 47,159,317   $         --
                                         ==========================================================================================
Issuance of Common Stock for:
      Cash                                38,500,000          3,850         10,000              1      3,346,149        (44,585)
      Legal Fees                             600,000             60                                       59,940
      Consulting Fees                      2,798,917            280                                      712,243
      Compensation                         2,355,000            236                                      192,565         13,273
      Services                            18,001,097          1,800                                    2,176,176        (13,273)
      Acquisitions                        25,835,688          2,584                                    2,654,415
Amortization of Deferred Consulting
Net Loss
Comprehensive Income
Loss on Debt Conversion                                                                                                 100,001
FAS 123 Adjustment                                                                                     6,421,486
                                         ------------------------------------------------------------------------------------------
Balance 12/31/2004                       202,775,188   $     20,278         10,000   $          1   $ 62,822,291   $    (44,585)
                                         ==========================================================================================
                                           Deferred                   Comprehensive
                                          Consulting       Deficit        Income            Total
                                         -----------------------------------------------------------
Balance 12/31/2002                       $   (370,000)   $(40,207,489)                  $    187,326
                                         ===========================================================
Issuance of Common Stock for:
      Cash                                                                                 1,007,000
      Legal Fees                             (100,000)                                             0
      Consulting Fees                        (320,000)                                       334,125
      Debt Conversion                                                                         96,000
      Compensation                                                                           284,750
      Exercise of Warrants                                                                 1,258,232
      Services                             (1,464,000)                                       565,205
      Acquisitions                                                                           586,000
      Warrants to non-employees                                                              325,258
Proceeds on subscriptions receivable                                                          21,200
Amortization of Deferred Consulting           645,627                                        645,627
Net Loss                                                   (3,654,356)                    (3,654,356)
Unrealized loss-marketable securities                                        (160,000)      (160,000)
FAS 123 Adjustment                                                                            44,200
                                         -----------------------------------------------------------
Balance 12/31/2003                       $ (1,608,373)   $(43,861,845)   $   (160,000)  $  1,540,567
                                         ===========================================================
Issuance of Common Stock for:
      Cash                                                                                 3,305,414
      Legal Fees                              (50,000)                                        10,000
      Consulting Fees                         (43,042)                                       669,481
      Compensation                                                                           206,073
      Services                               (813,889)                                     1,350,814
      Acquisitions                                                                         2,656,999
Amortization of Deferred Consulting         2,497,804                                      2,497,804
Net Loss                                                  (17,302,850)                   (17,302,850)
Comprehensive Income                                                          160,000        160,000
Loss on Debt Conversion                                                                      100,001
FAS 123 Adjustment                                                                         6,421,486
                                         -----------------------------------------------------------
Balance 12/31/2004                       $    (17,500)   $(61,164,695)   $         --   $  1,615,790
                                         ===========================================================

The accompanying notes are an integral part of these statements.


                      USURF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                           2004              2003
                                                       ------------      ------------
Cash Flows From Operating Activities:
Net (Loss)                                             $(17,302,850)     $ (3,654,356)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization                             1,063,313           130,384
Consulting and other fees paid w/stock                    4,481,372         1,174,957
Acccretion of interest expense on convertible debt        5,575,105            44,200
Loss on debt modification                                   100,000
Failed acquisition costs                                  1,830,000
Comprehensive Income                                        160,000          (160,000)
Compensation expense paid with stock                        192,800           284,750
Warrants issued to non-employees                            325,258
Legal fees paid with stock                                   60,000           370,000
Impairement loss and write down of assets                   402,119            50,000

Changes in Operating Assets and Liabilities:
Accounts receivable                                        (131,894)          (68,981)
Financing Costs                                            (702,403)
Inventory                                                    71,906           (69,191)
Other assets                                                (32,399)          (39,986)
Accounts payable                                            212,545           298,887
Accrued payroll and liabilities                             336,375
Deferred revenue                                           (156,283)          403,333
Accrued expenses and other liabilities                     (173,240)          134,350
                                                       ------------      ------------
Net cash (used in) operating activities                  (4,013,532)         (776,395)
                                                       ------------      ------------

Cash Flows From Investing Activities:
Acquisition of equipment                                   (637,772)         (346,009)
Marketable securities and securities receivable            (220,153)         (280,000)
Cash paid for future acquisitions                        (1,025,000)         (785,000)
Cash paid for other assets                                        0          (195,000)
Cash paid for intangibles & other assets                 (3,560,032)
Loss on Sale of CTG Assets                                  (99,850)
                                                       ------------      ------------
Net cash (used in) investing activities                  (5,542,807)       (1,606,009)
                                                       ------------      ------------

Cash Flows From Financing Activities:
Collection of subscription receivable                       (44,585)           21,200
Issuance of common stock for cash                         1,807,000         1,007,000
Issuance of common stock for acquisitions                 2,656,999
Issuance of preferred stock for cash                      1,000,000
Warrants exercised                                        1,258,233
Proceeds from convertible debt                            4,963,000            57,000
Payments on notes payable                                  (168,300)                0
                                                       ------------      ------------
Net cash provided by financing activities                10,214,114         2,343,433
                                                       ------------      ------------

Net increase (decrease) in cash                            (657,775)          (38,971)

Cash, beginning of year                                      72,597           111,568
                                                       ------------      ------------
Cash, end of year                                       $  (730,372)      $    72,597
                                                       ------------      ------------

The accompanying notes are an integral part of these statements.


            USURF AMERICA, INC. AND SUBSIDIARIES BROOMFIELD, COLORADO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Overview of Our Business
During 2003 and 2004, the Company continued to implement and expand our business plan beyond solely offering wireless Internet access service. The Company currently operates as a provider of video (cable television) and data (Internet) services to business and residential customers and since the completion of the acquisition of Connect Paging Inc. d/b/a/ Get-A-Phone, the Company also offers additional telecommunications services including local, long distance and enhanced telephone (voice) services. Our current business plan involves obtaining, through internal growth, as many, voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include all the accounts of the Company and all controlled wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. For the years ended December 31, 2004 and 2003.

Reclassifications
For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

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

Marketable Securities and Securities Receivable
Marketable securities consist of publicly traded equity securities, which are classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, the Company is required to carry these investments at their fair or market value. Changes in market value are reflected in other comprehensive income in the Statement of Stockholders' Equity.

In May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay us $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to us do not have a market value of at least $600,000, then ZKID would issue additional shares to us for the difference. At December 31, 2004 the market value of the shares was $188, 000 and therefore the Company recorded a $412,000 securities receivable.

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

Furniture and Equipment
Furniture and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization expense is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation expense was $1,393 and $96 for the years ended December 31, 2004 and 2003, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Goodwill
Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and determined that the fair value of its goodwill is $2,433,033.

Property and Equipment
Property and equipment are stated at cost and are depreciated over the estimated useful lives of the assets.

--------------------------------------------------------------------------------
                            Description                      Life
--------------------------------------------------------------------------------
                       Furniture and Fixtures               5 years
--------------------------------------------------------------------------------
                             Equipment                     3-5 years
--------------------------------------------------------------------------------
                            Automobiles                     5 years
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

The Company charges its video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold. The Company bills monthly for voice (telephone) services in advance and generally receive payments during the month in which the services are provided. To the extent that revenue is received, but not earned, the Company records these amounts as deferred revenue.

Costs of Goods Sold
Costs of Goods Sold primarily consist of telecommunications expenses inherent in the network infrastructure.

Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and 2003 the Company did not have significant advertising costs.

Comprehensive Income/Loss
SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss and its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive net loss is set forth in the following table.

--------------------------------------------------------------------------------
                                                  2004               2003
--------------------------------------------------------------------------------
Net loss                                      $(17,302,850)      $ (3,654,356)
--------------------------------------------------------------------------------
Unrealized loss on marketable securities                         $   (160,000)
--------------------------------------------------------------------------------
Imputed dividend attributable to rights
applicable to certain shareholders            $   (850,000
--------------------------------------------------------------------------------
Comprehensive net loss                        $(18,152,850)      $ (3,814,356)
--------------------------------------------------------------------------------
Loss per share                                $    (0.1097)      $      (0.04)
--------------------------------------------------------------------------------


Income Taxes
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2004, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

Earnings per Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding (totaling 129,757,591and 48,476,727 at December 31, 2004 and 2003, respectively) is not presented as the effects would be anti-dilutive.

Intangible Assets
Intangible assets are stated at cost and are amortized over the estimated useful lives of the assets.

--------------------------------------------------------------------------------
           Description                                Life
--------------------------------------------------------------------------------
            Contracts                     15 years or life of contract
--------------------------------------------------------------------------------
    Right of Entry Agreements                    3, 5 or 7 years
--------------------------------------------------------------------------------
          Customer Base                          3, 5 or 7 years
--------------------------------------------------------------------------------
       Website and Graphics                          3 years
--------------------------------------------------------------------------------
             Software                             3 or 7 years
--------------------------------------------------------------------------------

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

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principles Board Opinion No. 25.


Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date as prescribed by SFAS 123, the Company's pro forma net loss and loss per common share would be as follows:

                                                Year Ended December 31,
                                                 2004              2003

NET LOSS AS REPORTED                         (17,302,850)     $ (3,654,356)
Stock based employee compensation (as
recorded):                                           -0-               -0-
Stock based employee compensation (fair
value method):                                  (764,986)                0
                                            ------------      ------------
ProForma Net Loss                           $(18,067,836)     $ (3,654,356)
                                            ============      ============
Basic loss per common share as reported     $     (0.104)     $     (0.041)
ProForma Net loss per common share          $     (0.109)     $     (0.041)
                                            ============      ============

Valuation of the Company's Common Stock
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

Recently Issued Accounting Pronouncements
In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004 the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.


In November 2004 the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003 FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

In January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004 the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004 the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.


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

Management plans to raise capital by obtaining debt and equity financings. Management intends to use the proceeds from any financings to acquire and develop markets to implement its business plan and sell its telecommunications services and telecommunications-related equipment. The Company believes that these actions will enable it to carry out its business plan and ultimately to achieve profitable operations.

The Company relies, in part, on local telephone companies and other companies to provide certain telecommunications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

Our auditor stated in reports on our financial statements for the periods ended December 31, 2004 and 2003 that the Company has experienced recurring losses and operated with negative working capital and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the years 2004 and 2003, the Company incurred a net loss of $ 17,302,850 and $3,654,356 respectively. As of December 31, 2004, USURF had an accumulated deficit of $ 61,164,695 . The Company is actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

4. PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2004 and 2003:

--------------------------------------------------------------------------------
Description                                          2004          2003
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                $ 1,275,084     $ 681,511
--------------------------------------------------------------------------------
Accumulated depreciation                         $ (369,252)     $(98,836)
--------------------------------------------------------------------------------
Property and equipment, net                       $ 905,831      $582,675
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

For the years ending December 31, 2004 and 2003, the Company recognized $314,616 and $91,500 of depreciation expense, respectively.

5. INTANGIBLES

Classification of intangible assets and accumulated amortization at December 31 were as follows:

--------------------------------------------------------------------------------
Description                                                           2004
--------------------------------------------------------------------------------
Contracts                                                           $201,604
--------------------------------------------------------------------------------
Right of entry agreements                                            $95,000
--------------------------------------------------------------------------------
Customer Base                                                      $1,995,352
--------------------------------------------------------------------------------
Goodwill                                                           $1,820,824
--------------------------------------------------------------------------------
Totals                                                             $4,112,780
--------------------------------------------------------------------------------
Accumulated Amortization                                           $(459,559)
--------------------------------------------------------------------------------
Intangible Assets, net                                             $3,653,221
--------------------------------------------------------------------------------

For the years ending December 31, 2004 and 2003, the Company recognized $459,559 and $38,885 respectively of amortization expense. Additions and reductions to intangible assets in 2004 and 2003 are the result of certain acquisitions and dispositions (Note 12).


6. NOTES PAYABLE

In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loan(s) are due one year from funding, and accrue interest at the rate of ten percent (10%) per annum and are convertible into our common stock at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance upon conversion of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. In accordance with EITF 98-5, the Company calculated the beneficial conversion feature as $44,200 using the intrinsic value method as of December 31, 2003. Since the note is convertible immediately, the entire $44,200 was expensed. During the first quarter of 2004, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. During 2004, the Company recorded $351,467 as expense for the beneficial conversion feature of the additional borrowings using the intrinsic value method as the notes are convertible immediately. In March 2004, as inducement to convert the Company reduced the conversion price to $0.12 per share and also adjusted the exercise price of any warrants that would be issued to $0.12 per share. In connection with adjusting the conversion price, the entire $600,000 outstanding balance of the note was converted into 5,000,000 shares of the Company's common stock. In accordance with SFAS 84, the Company recorded a debt conversion expense of $100,000 as a result of the inducement. Upon conversion the Company granted warrants to purchase 10,000,000 shares of the Company's common stock at $0.12 per share. Of the warrants, 5,000,000 are exercisable over a period of three years and the remaining 5,000,000 are exercisable over a period of five years. The warrants were valued at $700,000, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was three and five years. The entire $700,000 was recorded as interest expense as of December 31, 2004.

In March 2004, Atlas Capital Services, LLC ("Atlas") arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants purchasing 13,782,895 shares of the Company's common stock. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $486,717, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was eighteen months. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the eighteen-month term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $401,217 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced as described below and an additional beneficial conversion feature of $628,500 calculated using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2004 the Company has amortized $256,878 of the discount as interest expense.


During the second quarter of 2004, Atlas arranged for the Company to complete the closing of an additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants to purchase 7,579,403 shares of the Company's common stock. The convertible debentures, if not converted, are due April, 2006 and bears interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $504,742, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 106% and the expected life was five years. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the two-year-term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $1,299,375 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced per the third paragraph below and an additional beneficial conversion feature of $472,500 using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2004 the Company has amortized $168,247 of the discount as interest expense.

During the third quarter of 2004, Atlas arranged for the Company to complete the closing of two additional private placements totaling $750,000, consisting of $750,000 in convertible debentures convertible into common stock at $0.05 per share. Upon closing of the convertible debenture, the Company granted the note holders warrants to purchase 11,250,000 shares of the Company's common stock. The convertible debentures, if not converted, are due June, 2006 and bear interest at twelve percent (12.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $750,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $370,228, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 138% and the expected life was five years. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the two-year-term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $739,130 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. As of December 31, 2004 the Company has amortized $90,180 of the discount as interest expense.
Additionally in July 2004, the Company repriced the purchase price and conversion price of the above first and second quarter transactions to $0.05 per share. As a result, the Company issued an additional 17,000,000 shares for shares purchased under a securities purchase agreement and certain notes, previously converted, and has reserved an additional 32,762,500 shares to be issued upon conversion of the outstanding convertible debentures. The Company recognized $850,000 as an imputed dividend to these shareholders for this right. This amount is subtracted from net loss to determine the net loss to the other shareholders. Upon the change in the conversion terms of these convertible notes payable the Company calculated the new beneficial conversion feature of the $2,095,000 note and $1,575,000 note as $628,500 and $472,500, respectively, using the intrinsic value method, which were expensed as the notes are convertible immediately.

At December 31, 2004 total short term notes payable under the above is $2,095,000, the unamortized debt discount of $229,838 is netted with the total resulting in a balance of $1,865,162. The total long term notes payable under the above is $2,325,000, the unamortized debt discounts of $616,543 is netted with the total resulting in a balance of $1,708,457 for the balance sheet presentation.

7. INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31:

---------------------------------------------------------------------------------------------
                                                             2004                2003
---------------------------------------------------------------------------------------------
Deferred tax assets Net operating loss carryforwards       $11,816,187        $ 7,231,000
---------------------------------------------------------------------------------------------
Less - valuation allowance                              $(11,816,187)        $(7,231,000)
---------------------------------------------------------------------------------------------
                                                            $0.00                $0.00
---------------------------------------------------------------------------------------------



The increase in the valuation allowance was approximately $4,585,187 and $1,281,000 for the years ended December 31, 2004 and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has net operating loss carry forwards of approximately $32,000,000 and $21,300,000 for 2004 and 2003, respectively. These losses may be available to offset future income for income tax reporting purposes and will begin to expire in 2011.


8. STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2004 the Board of Directors granted options to certain key employees and consultants totaling 6,650,000. The options have an exercise price of $0.10 per share and are exercisable in three installments, each of which become exercisable when the market price for common share of the Company's stock reaches $0.15 per share, $0.22 per share and $0.30 per share respectively. The Company used the BlackScholes method to calculate the fair market value of the options given to consultants as $43,499; this amount was recorded as an expense.

Stock, Option and Warrant Issuances
During 2004, the Company issued shares of common stock and common stock purchase warrants, as follows:

25,835,688 shares to acquire various businesses or business assets;

38,500,000 shares for cash;

2,355,000 shares to officers and employees in lieu of compensation;

21,400,014 shares in exchange for consulting and other services; and

57,501,822 warrants as set forth and further described in footnote 11-STOCKHOLDERS EQUITY below.

In 2004 the Board of Directors granted options to certain key employees and consultants totaling 6,650,000. The options have an exercise price of $0.10 per share and are exercisable in three installments, each of which become exercisable when the market price for common share of our stock reaches $0.15 per share, $0.22 per share and $0.30 per share respectively. The Company used the BlackScholes method to calculate the fair market value of the options given to consultants as $43,499; this amount was recorded as an expense.

Additionally, the Board of Directors granted warrants for the purchase of 17,500,000 shares of our common stock to the new Chairman. The exercise price for the warrants is $0.07 per share and the warrants are exercisable in whole or in part through September 30, 2006.

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

2004 Stock Ownership Plan
In February 2004, our Board of Directors adopted a stock ownership plan for our officers, Directors and consultants known as the 2004 Stock Ownership Plan. The 2004 Plan was established by the Board of Directors as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2004 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries' operations is dependent. Persons who are either officers, Directors or consultants are eligible to participate in the 2004 Plan. The Board of Directors may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 15,000,000 shares of our common stock have been reserved for issuance under the 2004 Plan registration statement on Form S-8 (SEC File No.333-115558) relating to the 2004 Plan, as amended, have been filed with the SEC. At March 31, 2005, no shares of our common stock remain unissued under the Plan.


2005 Stock Ownership Plan
In December 2005, our Board of Directors adopted a stock ownership plan for our officers, Directors and consultants known as the 2005 Stock Ownership Plan. The 2005 Plan was established by the Board of Directors as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2004 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries' operations is dependent. Persons who are either officers, Directors or consultants are eligible to participate in the 2005 Plan. The Board of Directors may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 20,000,000 shares of our common stock have been reserved for issuance under the 2005 Plan registration statement on Form S-8 (SEC File No.333-121916) relating to the 2005 Plan, as amended, have been filed with the SEC. At March 31, 2005, 11,619,891 shares of our common stock remain unissued under the Plan.

The following table summarizes the activity of options under all agreements and plans for the two years ended December 31, 2003 and 2004:

 DESCRIPTION                          NUMBER OF OPTIONS          EXERCISE PRICE

 Options Outstanding,
 December 31, 2002 and 2003                    -0-                     n/a

 Granted                                    6,650,000                 $0.10

 Expired/cancelled                             -0-                     n/a
                                               ---                     ---

 Outstanding, December 31, 2004             6,650,000                 $0.10
                                            =========                 =====

Stock Appreciation Rights
We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Stock Compensation
During 2004 and 2003, the Company issued a total of 2,355,000 and 4,525,000 shares in payment of salaries in the total amount of $ 206,073 and $284,750, respectively, the fair value of the common stock on the respective dates of contract.

The Company uses the intrinsic value method for accounting for employee stock based compensation. Under the intrinsic value method, the compensation cost, if any, is the excess of the quoted market price of the stock over the exercise price. All of the warrants and options were granted with an exercise price in excess of market at the date of grant and therefore no compensation expense is recognized in the financial statements. For years ended after December 31, 2004, the Financial Accounting Standards Board may require the use of the fair value method. Had the Company used the fair value method for the year ended December 31, 2004 the Company would have recognized an additional expense of $149,348 for the options granted employees and $615,638 in additional expense for the warrants. Below is the proforma net loss and earnings per share if the Company used the fair value method.

                                                   Year Ended December 31,
                                                   2004              2003

NET LOSS                                        (17,302,850)     $ (3,654,356)
Fair Value of Options and Warrants Granted         (764,986)                0
                                               ------------      ------------
ProForma Net Loss                              $(18,067,836)     $ (3,654,356)
                                               ============      ============

ProForma Net loss per common share             $     (0.109)     $    (0.0410)
                                               ============      ============


Stock for Settlement of Debt
During 2004, the Company issued 38,500,000 shares of common stock for cash of $ 2,305,415 and stock subscriptions receivable of $ 44,585 During 2003, the Company issued 6,994,865 shares of common stock for cash of $1,007,000 based on the market price at the time of issuance.

During 2004 and 2003 the Company issued 21,400,014 and 15,299,783 shares of common stock, respectively to consultants and professionals for services to be performed during 2004 and 2003. The stock price was determined to be market price on the date of issuance. As of December 31, 2004 and 2003, $17,499.87 and $1,608,373, respectively, of services were not performed and are shown as a reduction to stockholders' equity.

Warrant Exercises

During 2003, the Company issued 12,244,500 shares to non-employees upon the exercise of warrants for a total consideration of $1,258,232 in cash.

The following table is a table of warrants issued during 2004 and 2003:

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Warrants Outstanding, January 1, 2003                     12,558,977
------------------------------------------------------------------------------
Warrants issued                                           8,162,250
------------------------------------------------------------------------------
Warrants exercised                                       (12,244,500)
------------------------------------------------------------------------------
Warrants expired                                              0
------------------------------------------------------------------------------
Warrants Outstanding, December 31, 2003                   8,476,727
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Warrants issued                                          108,501,882
------------------------------------------------------------------------------
Warrants exercised                                            0
------------------------------------------------------------------------------
Warrants expired                                         (4,815,477)
------------------------------------------------------------------------------
Warrants returned                                        (50,000,000)
------------------------------------------------------------------------------
Warrants Outstanding, December 31, 2004                   61,163,132
------------------------------------------------------------------------------

Warrants for 58,501,882 and 8,162,250 shares were granted in 2004 and 2003. The weighted average remaining contractual life for all warrants as of December 31, 2004, was approximately 2.5 years. At December 31, 2004, all outstanding warrants were fully vested and exercisable.

If not previously exercised, warrants outstanding December 31, 2004, will expire as follows:

--------------------------------------------------------------------------------------
                      Range                                         Weighted average
--------------------------------------------------------------------------------------
    Year        Low        High           Number of Warrants         Exercise price
---------------------------------------------------------------------------------------
    2006      $0.075      $0.450              24,661,250                  $0.10
---------------------------------------------------------------------------------------
    2007      $0.075      $0.150               23784,167                  $0.11
---------------------------------------------------------------------------------------
    2009      $0.010      $0.120              12,717,715                  $0.10
---------------------------------------------------------------------------------------
 Thereafter   $0.010      $0.010               1,000,000                  $0.10
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
   Totals                                     62,163,122                  $0.11
---------------------------------------------------------------------------------------

For the years ended December 31, 2004, the Company recognized $325,258 of compensation expense related to issuance of warrants to non-employees in accordance with SFAS No. 123. The average risk free interest rate used was 5.0%, the cumulative volatility was estimated at 167%, and the expected life was 2 years.

10. 2004 ACQUISITIONS

Connect Paging, Inc. d/b/a Get A Phone
In April 2004, the Company acquired all of the issued and outstanding common stock of Connect Paging, Inc. d/b/a Get-A-Phone ("GAP"). The purchase price consisted of $2,000,000 in cash and 15,000,000 shares of the Company's common stock. GAP operates as a competitive local exchange carrier in Texas offering local and long distance telephone services.

The transaction was accounted for as a purchase. The purchase price was allocated to the acquired assets based upon fair market values on the date of acquisition.


                                     F-18-
upon fair market values on the date of acquisition.

The following table summarizes the assets acquired by Usurf in the transaction and the amount attributable to cost in excess of assets acquired:

Property and Equipment                      $   45,000
Intangibles (Customer List)                 $1,566,686
Intangibles (Goodwill)                      $1,955,814

The preliminary estimate of assets represents management's best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date.

The following unaudited proforma condensed statements of operations assumes the GAP acquisition occurred on January 1, 2003 and presents proforma financial information for the year ended December 31, 2003. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.

                                          ------------------------------------------------------------------
                                                                           2003
                                          ------------------------------------------------------------------
                                                                                  Proforma        Proforma
                                              USURF             CPI              Adjustments      Combined
                                          ------------------------------------------------------------------
Revenues                                     403,764         6,266,744                           6,670,508
Expenses
      Internet access cost                   493,504                                               493,504
      Cost of Sales                        5,409,966                                             5,409,966
      Depreciation and amortization          130,384                   (1)       328,337           458,721
      General and administrative           3,363,336         1,745,179                           5,108,515
      Other operating expenses                                  86,353                              86,353
                                          -----------------------------------------------------------------
Total Operating Expenses                   3,987,224         7,241,498           328,337        11,557,059
                                          -----------------------------------------------------------------

Operating loss                            (3,583,460)         (974,754)         (328,337)       (4,886,551)
Other Income (expense)                       (70,896)             (907)(2)       (80,000)         (151,803)
                                          -----------------------------------------------------------------

Net loss                                  (3,654,356)         (975,661)         (408,337)       (5,038,354)
                                          =================================================================

Net loss per common share                      (0.04)                                                (0.06)
Weighted average shares outstanding       89,186,106                                            89,186,106
                                          ===========                                           ===========


(1) To record Depreciation for equipment and amortization of intangible assets.
(2) To record interest on loan to acquire GAP.

The following unaudited proforma condensed statements of operations assumes the GAP acquisition occurred on January 1, 2003 and presents proforma financial information for the year ended December 31, 2004. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.


                                     F-19-

                                           -------------------------------------------------------------------
                                                                      2004
                                           -------------------------------------------------------------------
                                                                                 Proforma        Proforma
                                             USURF             CPI              Adjustments      Combined
                                           -------------------------------------------------------------------
Revenues                                      6,479,420         2,203,212                           8,682,632

Expenses
      Costs of Goods Sold                     3,587,701                                             3,587,701
      Cost of Sales                                               766,984                             766,984
      Depreciation and amortization           1,063,313             3,750  (1)       (246,253)        820,810
      General and administrative              9,471,530           936,755                          10,408,285
                                           -------------------------------------------------------------------
Total Operating Expenses                     14,122,544         1,707,489  (1)       (246,253)     15,583,780
                                           -------------------------------------------------------------------
                                                                                                           --
Operating loss                               (7,643,124)          495,723             246,253      (6,901,148)
Other Income (expense)                       (9,659,726)                   (2)        (94,500)     (9,754,226)
                                           -------------------------------------------------------------------
                                                                                                           --
Net loss                                    (17,302,850)          495,723  (2)        151,753     (16,655,374)
                                           ===================================================================
                                                                                                           --
Net loss per common share                         (0.10)                                                (0.10)
Weighted average shares outstanding         165,552,450                                           165,552,450
                                           =============                                      ================


(1) To record Depreciation for equipment and amortization of intangible assets.
(2) To record interest on loan to acquire GAP.

Pipeline Networks of Colorado, LLC

On August 25, 2003, the Company , through its subsidiary, USURF Communications, Inc., acquired the customer base and substantially all of the tangible and intangible assets and rights used in connection with the Internet services business operated by Pipeline Networks of Colorado, LLC ("Pipeline"). The acquisition was effected pursuant to an Asset Purchase Agreement, dated August 25, 2003 and modified effective December 15, 2003. The members of Pipeline were paid a total of $312,600 in cash.

The following table summarized the assets acquired and liabilities assumed by the Company in the transaction and the amount attributable to cost in excess of assets acquired:

Property and Equipment                                                        $  207,177
Intangibles: Customer Base, Non-compete and Right-of Entry Agreements         $  119,613
Customer Deposits                                                            ($   14,190)

The following proforma condensed statements of operations assumes the Pipeline acquisition occurred on January 1, 2003 and presents proforma financial information for the year ended December 31, 2003. In the opinion of management, all adjustments necessary to present fairly such proforma condensed statements of operations have been made.


                                                                            Proforma            Proforma
                                              Company          Pipeline    Adjustments          Combined

Revenues                               $    430,812     $    154,091                       $    584,903
   Expenses
     Internet access cost                   493,504          106,985           600,489
     Depreciation and amortization          130,384           54,410            12,073          196,867
     General and administrative           3,481,106          218,256         3,699,362
                                       ------------     ------------       -----------     ------------
   Total Operating Expenses               4,104,994          379,651            12,073        4,496,718

Operating loss                           (3,674,182)        (225,560)          (12,073)      (3,911,815)
Other Income (expense)                     (213,744)          24,281          (189,463)
                                       ------------     ------------       -----------     ------------
Net loss                               $ (3,887,927)    $   (322,579)          (12,073)    $ (4,101,279)
                                       ============     ============       ===========     ============

Net loss per common share              $    ( 0.044)                                       $     (0.046)
Weighted average shares outstanding      89,186,106                                          89,186,106


(1) To record amortization of intangible assets






Failed Acquisition Costs

SunWest Communications, Inc. and Apollo Communications, Inc.

In October 2003, the Company signed a Letter of Intent to acquire the assets of Apollo Communications, Inc. of Colorado Springs ("Apollo"). Apollo provides data and high-speed internet access services as well as local and long distance telephone services. Additionally, in February, 2004, we signed a definitive agreement to acquire the assets of SunWest Communications, Inc. ("SunWest"). The assets included SunWest's network of fiber optic lines, its operations facilities and equipment and, subject to Colorado Public Utility Commission approval, its customer base.

Through September 30, 2004 the Company advanced a combined total of $1,830,000 to SunWest and Apollo and recorded this amount as "other long term assets". Through September 30, 2004 the Company supported through its operations $1,443,257.71 of customer care and related expenses of SunWest and Apollo. During the quarter ended September 30, 2004 the senior secured lenders of SunWest and Apollo foreclosed on the assets of these companies. As a result, the Company wrote off the balance of other assets of $1,830,000 and reclassified the related expenses of $1,443,257.71 as write off of other assets and reclassification of related expenses. The Company has not made a determination whether to seek legal recourse to recover damages as a result of the foreclosure.


10. COMMITMENTS AND CONTINGENCIES

A. Litigation
From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

The Company has been involved in lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. The Company settled certain litigation early 2004. The liabilities related to these matters were accrued at December 31, 2003 in the amount of $168,300, respectively. Management is unaware of any other existing or potential litigation or judgment and has made no litigation-related accruals at December 31, 2004

B. Leases
Our headquarters are located in Broomfield, Colorado and are leased through 2015. The Company has entered into a lease for new space in Broomfield, Colorado. The Company is currently occupying temporary space until the permanent space is finished out and ready for occupancy. The Company is currently paying $3,058 per month for the temporary space. When the Company move to the permanent space, expected to be mid year 2005, the rate increases to $14,875 per month with annual increases based upon changes in operating cost of the building. With his new lease, the Company believes that our leased facility is adequate for the Company's needs for the foreseeable future.

Connect Paging, Inc. d/b/a Get A Phone leases office space in Fort Worth, Texas. The Company is currently paying $3,496 per month for this facility.

Rent expense for the years ended December 31, 2004 and 2003, was $117,835 and $113,517, respectively.

The following table sets forth the minimum annual rental expense under the terms of the Company's lease agreements.

---------------------------------------------------------------------
                Year                         Rent Expense
---------------------------------------------------------------------
                2005                           $202,202
---------------------------------------------------------------------
                2006                           $207,556
---------------------------------------------------------------------
                2007                           $213,048
---------------------------------------------------------------------
                2008                           $196,942
---------------------------------------------------------------------
                2009                           $200,869
---------------------------------------------------------------------
             Thereafter                       $1,098,535
---------------------------------------------------------------------
---------------------------------------------------------------------
---------------------------------------------------------------------


11. SUBSEQUENT EVENTS

A. Employment Agreement
Subsequent to year end the Company entered into an employment contract on February 18th, 2005 with Ed Garneau as the Chief Operating Officer. The Employment Agreement provides that Mr. Garneau be employed as the Chief Operating Officer of the Company for an initial period of three years Mr. Garneau is currently a member of the Company's Board of Directors and will continue in that position following the Closing.

Employment agreements are as follows:

The following table summarizes certain provisions of the employment agreements.

------------------------------------------------------------------------------------------
   Name of Officer        Position(s)          Term         Annual Salary        Date
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
 Douglas O. McKinnon  President and Chief    3 Years         $180,000.00       4/15/2002
                       Executive Officer
------------------------------------------------------------------------------------------
      Ed Garneau        Chief Operating      3 Years         $185,000.00        2/21/05
                            Officer
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

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

B. Financing Activitities Subsequent to year-end the terms of the 2004 private placement agreements totaling $4,420,000 were modified such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures If our common share price exceeds $0.25 per share for 30 consecutive days payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

Subsequent to year end the Company entered into an agreement with Evergreen Venture Partners, LLC to purchase 17,000,000 unregistered shares of our common stock for a $750,000 note payable. The terms of the agreement call for payment of the note plus accrued interest in July 2006, provided however, if our common share price exceeds $0.21 per share for 30 consecutive days, payment of note shall be forgiven.


C. Acquisitions

On January 26, 2005, the Company entered into a Securities Purchase Agreement (the "Acquisition Agreement") with Sovereign Partners, LLC, a Colorado limited liability company ("Sovereign") and each of the members of Sovereign (the "Members") (the "Acquisition"). The Acquisition Agreement provides, among other things, for the acquisition by the Company of 100% of the membership interests of Sovereign from the Members in exchange for the issuance of shares of our Common Stock and shares of our newly created Series B Convertible Preferred Stock, $0.0001 par value per share (the "Preferred Stock"). As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments ("developments"). As part of these new developments, all communications infrastructure (voice, video, data, fiber to the home, etc) will be engineered jointly by USURF and Sovereign. The communications facilities will be owned by USURF and the ongoing communications services, after sale of the developments, will be provided and operated by a USURF subsidiary, resulting in residual revenue streams to USURF.

The Company closed on the Acquisition Agreement on February 18, 2005 (the "Closing"). At the Closing, the Members were issued an aggregate of 35,000,000 shares of our Common Stock and 100,000 shares of our Series B Preferred Stock.

Under the terms of the Acquisition Agreement, the Members are to be issued shares of our Common Stock and Preferred Stock, as follows: (i) 35,000,000 shares of Common Stock and 100,000 shares of Preferred Stock (which were issued at the Closing of the Acquisition); (ii) 125,000 shares of Series B Preferred Stock on each of January 1, 2006 and July 1, 2006; (iii) 250,000 shares of Series B Preferred Stock at such time as the Net Operating Income of Sovereign after January 1, 2005 is equal to or greater than $6,000,000; and (iv) 400,000 shares of Series B Preferred Stock if the average Net Operating Income of Sovereign ending on the period twenty-four months following the closing of the acquisition is equal to or greater than $5,000,000. For the purposes of the Acquisition Agreement, Net Operating Income means for any period the "EBITDA" on a consolidated basis for Sovereign and all of its subsidiaries, in accordance with generally accepted accounting principles. "EBITDA" means earnings before interest, taxes, depreciation and amortization.

In addition, the Members may earn additional shares of our Common Stock or Series B Preferred Stock if the average annualized Net Operating Income for the period commencing on the closing and ending on the twenty-four month anniversary date of the closing is: (A) greater than $5,000,000, but less than or equal to $6,000,000, then the Members will receive in the aggregate an additional 0.05 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (B) greater than $6,000,000 but less than or equal to $7,000,000, then the Members will receive in the aggregate an additional 0.10 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (C) greater than $7,000,000 but less than or equal to $8,000,000, then the Members will receive in the aggregate 0.15 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; or (D) greater than $8,000,000 for that period, then the Members will receive in the aggregate 0.20 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000 (collectively, the "Twenty-Four Month Issuances").

In addition, the Members may earn additional shares of our Common Stock or Series B Preferred Stock as follows: if the average annualized Net Operating Income for the period commencing on the Closing and ending on the thirty-six month anniversary date of the closing is: (A) greater than $5,000,000, but less than or equal to $6,000,000, the Members will receive in the aggregate an additional 0.10 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (B) greater than $6,000,000 but less than or equal to $7,000,000, then the Members will receive in the aggregate an additional 0.20 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (C) greater than $7,000,000 but less than or equal to $8,000,000, then the Members will receive in the aggregate 0.30 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; or (D) greater than $8,000,000 for that period, then the Members will receive in the aggregate 0.40 shares of Series B Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000. Such issuances will be reduced by the number of shares of Common Stock or Series B Preferred Stock received pursuant to the Twenty-Four Month Issuances, if any.

Under the terms of the Acquisition Agreement, the aggregate number of shares of capital stock of the Company issuable to the Members is limited to 300,000,000 shares of Common Stock or such number of shares of Series B Preferred Stock that is convertible into 300,000,000 shares of Common Stock, or any combination of Series B Preferred Stock and Common Stock which does not exceed 300,000,000 shares of Common Stock in total.

The Company may suspend the issuance of additional shares of Common Stock or Series B Preferred Stock upon certain "breaches" by Sovereign defined in the Acquisition Agreement. In the event of a breach, any shares that have not yet been issued to the Members under the terms of the Acquisition Agreement may be withheld by us until the earlier of (i) twelve months from the date such shares would have otherwise been issued to the Members or (ii) such time as any such breach has been cured by Sovereign.


The Acquisition Agreement also provides for customary representations and warranties of all parties, certain covenants and agreements related to the closing and mutual indemnification of the parties.

Bylaws Amendment In connection with the Acquisition Agreement, the Company amended its Bylaws to provide that the provisions of Nevada Revised Statutes Sections 78.378 to 78.3793 do not apply to the acquisition of the capital stock of the Company by Sovereign, its Members or its affiliates in connection with the Acquisition Agreement. These sections would have triggered compliance with certain take over measures that our Board of Directors determined should not apply to this transaction.

Registration Rights Agreement
In addition, the Company entered into a Registration Rights Agreement with the Members whereby the Company will undertake to prepare and file a registration statement on Form SB-2 to register the Common Stock (and the Common Stock which may be issued upon conversion of the Series B Preferred Stock) issued to the Members. Under the terms of the Registration Rights Agreement, the registration statement is required to be filed within seventy-five days of the Closing, and then within seventy-five days of each subsequent issuance of Common Stock or Series B Preferred Stock under the Acquisition Agreement. The Company must cause the registration statement to become effective within 180 days of the filing of the registration statement, or the Company must pay cash to the Members in the amount of 0.5% per month of the fair market value of the Common Stock then held by the Members.

Management Agreement
In addition, the Company entered into a Management Agreement which will provide that Mr. Ed Garneau, the current manager of Sovereign, will continue to serve as manager of Sovereign and that the Members will continue to elect the manager of Sovereign after the closing for a period of three years. The Management Agreement also provides that while the Company may use Sovereign's cash on hand following the closing, however, should there be an objection to such use, our Board of Directors of shall determine whether the cash may be used for the Company's corporate purposes.

Investors Rights Agreement; Voting Agreement Concerning our Board of Directors In connection with the Acquisition Agreement, the Company, each member of our Board of Directors, and each of the Members entered into an Investor Rights Agreement. Pursuant to the Investor Rights Agreement, each of the parties agree to take all steps necessary, including the exercise of their voting rights as a shareholder of our Company, to ensure the Mr. Ed Garneau and one other person selected by the Members, is elected to the Company's Board of Directors and serves as a Director until all of the shares of Common Stock issued to the Members have either been registered and sold on an effective registration statement or are eligible for resale under Rule 144 of the Securities Act of 1933. The Investor Rights Agreement also provides that should certain events happen, each party to the Investor Rights Agreement will take all steps necessary to increase the number of Directors of our Company and grant the Members the right to fill all such newly created Board of Director vacancies. In addition, the Investor Rights Agreement provides for certain protective operating covenants that prohibit the Company from taking certain extraordinary actions absent the prior consent of the Members.

Newly Created Series B Convertible Preferred Stock; Redemption Obligations In connection with the Acquisition Agreement, the Company has filed with the Secretary of the State of Nevada, a Certificate of Designation designating the Series B Preferred Stock. The features of the Series B Preferred Stock includes the right on the part of our Company or the holders of the Preferred Stock to effect the conversion of the Series B Preferred Stock to Common Stock from time to time when there is sufficient authorized but unissued shares of Common Stock available for issuance upon conversion.

The Series B Preferred Stock is convertible into Common Stock at the conversion rate of 100 shares of Common Stock for each share of Series B Preferred Stock. In the event the Company fails to increase the number of authorized shares of Common Stock to a level sufficient to allow for the conversion of all of the Series B Preferred Stock into Common Stock by June 30, 2006, the Company will be obligated, at the request of the holders of the Series B Preferred Stock, to redeem the Series B Preferred Stock at the then fair market value of the underlying Common Stock into which the Series B Preferred Stock would otherwise be convertible. The Preferred Stock designation also provides that the Series B Preferred Stock will be senior to the Common Stock with respect to rights upon liquidation, winding up or dissolution of the Company, but will be junior to the Company's existing Series A Convertible Preferred Stock. The holders of the Series B Preferred Stock will vote together with the Common Stock as a single class on an as-converted to Common Stock basis except for any matter that requires a separate class or series vote.

Modifications to Existing Investment Agreements
In order to close the Acquisition Agreement, several shareholders and investors in our Company granted their consent to the actions contemplated by the Acquisition. In addition, certain outstanding investment agreements, notes and warrants of the Company were modified and/or terminated.

Surrender and Exchange Agreement
In connection with the Acquisition, the Company restructured an investment arrangement with Evergreen Venture Partners, LLC ("Evergreen"). Evergreen and the Company had been parties to a certain Convertible Loan and Security Agreement dated as of December 23, 2003 (the "Loan Agreement") pursuant to which the Company issued a convertible promissory note to Evergreen in the principal amount of $600,000 (the "Old Note"). In addition, on September 19, 2003, the Company entered into a Letter Agreement with Evergreen, pursuant to which the Company issued to Evergreen a warrant to purchase 3,816,667 shares of Common Stock. The Company and Evergreen also were parties to a certain Stock Purchase Agreement dated February 27, 2004 (the "Stock Agreement"). Under the terms of the Stock Agreement, the Company issued 10,000,000 shares of Common Stock to Evergreen and a warrant to purchase 12,500,000 shares of Common Stock. On or about April 23, 2004, the Company and Evergreen terminated the Old Note issued under the Loan Agreement and the Company issued 5,000,000 shares of Common Stock to Evergreen and a warrant to purchase 10,000,000 shares of Common Stock.


Effective as of February 18, 2005, on the Closing of the Acquisition, the Company and Evergreen entered into the Surrender and Exchange Agreement dated as of January 31, 2005. Under the terms of the Surrender and Exchange Agreement Evergreen surrendered 17,000,000 shares of Common Stock owned by it (the "Surrendered Shares"). Evergreen also surrendered warrants to purchase 15,316,667 shares of Common Stock (the "Surrendered Warrants"). The Surrendered Shares and the Surrendered Warrants have been canceled and are of no further force or effect. In consideration of the Surrendered Shares and Surrendered Warrants, the Company issued to Evergreen a new promissory note in the principal amount of $750,000.00 (the "New Note"). The New Note provides for the lump sum payment of the principal amount of the New Note on July 1, 2006. However, should the trading price of our Common Stock be greater than $0.21 per share for a consecutive thirty day period, the New Note shall terminate and the Company shall have no further obligation to Evergreen under the New Note.

Waiver, Consent, Surrender and Modification Agreement
In connection with the Acquisition, were structured an investment arrangement with Crestview Capital and certain of Crestview's affiliated investment entities (collectively, "Crestview"). The Company entered into a series of Purchase Agreements (the "Purchase Agreements") with Crestview during the year 2004, whereby the Company issued and sold to Crestview (and certain other participating investors) convertible notes (the "Crestview Debentures"), warrants to purchase Common Stock (the "Crestview Warrants") and shares of Common Stock of the Company.

Effective as of February 18, 2005, on the Closing of the Acquisition, the Company and Crestview entered into the Waiver, Consent, Surrender and Modification Agreement dated as of January 21, 2005. Under the terms of the Agreement, Crestview surrendered warrants to purchase an aggregate of 31,626,372 shares of Common Stock (the "Surrendered Crestview Warrants"). In addition, the Purchase Agreements as between Crestview and the Company were terminated with respect to the Surrendered Crestview Warrants, except for the registration requirements of the Agreements with respect to any surviving shares or warrants owned by Crestview. The Surrendered Crestview Warrants were canceled and are of no further force or effect.

In addition, the conversion features of the Debentures were modified such that the maximum number of shares issuable upon conversion of the Debentures is now limited to 40,000,000 shares of Common Stock. The payment terms of the Debentures were also modified such that the principal amount of the Debentures, approximately $2,250,000 plus accrued but unpaid interest shall be due and payable on July 1, 2006. However, should the trading price of our Common Stock be greater than $0.25 per share for a consecutive thirty-day period up to $2,250,000 of the Debentures shall terminate and the Company shall have no further obligation to Crestview under the Debentures.


