Form 10KSB/A
period 2004-12-31
USURF AMERICA INC
filed 2005-04-06
CIK 1035398

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       To

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

In March 2004, Atlas Capital Services, LLC ("Atlas") arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants to purchase 13,782,895 shares of the Company's common stock. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $486,717, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was eighteen months. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the eighteen-month term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $401,217 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced as described below and an additional beneficial conversion feature of $628,500 calculated using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2004 the Company has amortized $256,878 of the discount as interest expense.


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

Cash Used or Provided in Operating Activities.

Cash Used in Operating Activities
During the year ended December 31, 2004, the Company's operations used cash of $4,013,535 compared to $776,395 used during the year ended December 31, 2003. In the year 2004, the Company's net loss of $18,152,850 is offset by various non-cash expenses of $14,554,710. For each year reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.


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

---------------------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation                   Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------
Name, Principal                    Fiscal    Salary $          Bonus $           Other       Securities         All
---------------------------------------------------------------------------------------------------------------------------
Position                            Year                                        Annual       Underlying        Other
---------------------------------------------------------------------------------------------------------------------------
                                                                            Compensation $     Options    Compensation $
---------------------------------------------------------------------------------------------------------------------------
Douglas O. McKinnon                 2004      180,000
---------------------------------------------------------------------------------------------------------------------------
President and Chief Executive       2003    180,000 (1)          $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Officer                             2002    127,500 (2)      310,456 (2)          $0              0             $0
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Richard W. Koontz                   2004    62,500 (A)           $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Former Vice President               2003        $0               $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Corporate Development               2002        $0               $0               $0              0             $0
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
David M. Loflin                     2004        $0
---------------------------------------------------------------------------------------------------------------------------
Former Chairman of the              2003    75,000 (3)                            $0              0             $0
---------------------------------------------------------------------------------------------------------------------------
Board of Directors and former       2002    150,000 (4)      200,000 (4)          $0              0             $0
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

(a)(2) Exhibits


ITEM 27.  EXHIBITS

          EXHIBIT NO.   DESCRIPTION

(1)       3.1           Articles of Incorporation of Registrant.

#         3.2           Bylaws of Registrant, as amended to date.

(3)       3.5           Articles of Amendment to Articles of Incorporation of
                        Registrant.

(4)       3.6           Articles of Amendment to Articles of Incorporation of
                        Registrant.

(8)       3.7           Certificate of Designation of Series A Convertible
                        Preferred Stock

(6)       3.8           Certificate of Designation of Series B Convertible
                        Preferred Stock

(2)       4.1           Specimen Common Stock Certificate.

#         4.2           Specimen Series A Preferred Stock Certificate

#         4.3           Specimen Series B Preferred Stock Certificate

(5)       10.1          Stock Purchase Agreement, dated April 20, 2004 by and
                        among USURF America, Inc. and Brandon Young, Brian Young and Byron Young, as shareholders of Connect Paging, Inc.

(6)       10.2          Securities Purchase Agreement dated as of January 26
                        2005 by and among Usurf America, Inc., Sovereign
                        Partners, LLC and each of the members of Sovereign listed on the signature pages thereto

(6)       10.3          Registration Rights Agreement dated as of February 18,
                        2005 by and among Usurf America, Inc., Sovereign
                        Partners, LLC and each of the Members of Sovereign listed on the signature pages thereto

(6)       10.4          Management Agreement dated as of February 18, 2005 by
                        and among Usurf America, Inc. and each of the Members of Sovereign listed on the signature pages thereto

(6)       10.5          Investor Rights Agreement dated as of February 18, 2005
                        by and among Usurf America, Inc., each member of its Board of Directors, and each of the Members of Sovereign listed on the signature pages thereto

(6)       10.6          Employment Agreement dated as of February 18, 2005 by
                        and between Usurf America, Inc. and Mr. Ed Garneau

(6)       10.7          Surrender and Exchange Agreement dated as of January 31,
                        2005 by and between Usurf America, Inc. and Evergreen
                        Venture Partners, LLC

(6)       10.8          Promissory Note in the Principal Amount of $750,000

(6)       10.9          Waiver, Consent, Surrender and Modification Agreement
                        dated as of January 21, 2005 by and between Usurf
                        America, Inc. and Crestview Capital Master Fund LLC

(7)       10.10         Subscription Agreement dated October 29, 2004, by and
                        between Usurf America, Inc., Mercator Momentum Fund, LP,
                        Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group

(7)       10.11         Warrant to Purchase Common Stock issued to Mercator
                        Advisory Fund, Ltd.

(7)       10.12         Warrant to Purchase Common Stock issued to Monarch Point
                        Fund, Ltd.


          EXHIBIT NO.   DESCRIPTION

(7)       10.13         Registration Rights Agreement, dated October 29, 2004,
                        by and between Usurf America, Inc., Mercator Momentum
                        Fund, LP, Mercator Momentum Fund III, LP, Monarch Point
                        Fund, Ltd and Mercator Advisory Group

(8)       10.14         Asset Purchase Agreement Dated February 6, 2004 by and
                        between Usurf America, Inc. and SunWest Communication,
                        Inc.

(9)       10.15         Agreement and Plan of Reorganization between Usurf
                        America, Inc. and UTEL, Inc. and SunWest Communications,
                        Inc. effective February 5, 2004

#         10.16         Colorado Office Lease Agreement

#         10.17         Texas Office Lease Agreement

#         21.1          Subsidiaries of Registrant.

#         31.1          Certification pursuant to rules 13A-14 and 15D-14 of the
                        Securities Exchange Act of 1934 of President and CEO.

#         31.2          Certification pursuant to rules 13A-14 and 15D-14 of the
                        Securities Exchange Act of 1934 of Principal Accounting
                        Officer.

#         32.1          Certification Pursuant to 18 U.S.C. Section 1350 of
                        President and CEO

#         32.2          Certification Pursuant to 18 U.S.C. Section 1350 of
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

----------------------------------------------------------------------------------------------------
/s/ DAVID A. WEISMAN                Director/Chairman                            April 6, 2005
----------------------------------------------------------------------------------------------------
David A. Weisman
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ DOUGLAS O. MCKINNON             President and Chief Executive Officer        April 6, 2005
                                    (Principal Executive Officer) and Director
----------------------------------------------------------------------------------------------------
Douglas O. McKinnon
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ RICHARD E. WILSON               Director                                     April 6, 2005
----------------------------------------------------------------------------------------------------
Richard E. Wilson
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ EDOUARD A. GARNEAU              Director and Chief Operating Officer         April 6, 2005
----------------------------------------------------------------------------------------------------
Edouard A. Garneau
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ BYRON T. YOUNG                  Director                                     April 6, 2005
----------------------------------------------------------------------------------------------------
Byron T. Young
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ JEFFREY W. FIEBIG               Director                                     April 6, 2005
----------------------------------------------------------------------------------------------------
Jeffrey W. Fiebig
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
/s/ RONALD S. BASS                  Principal Accounting Officer                 April 6, 2005
----------------------------------------------------------------------------------------------------
Ronald Bass
----------------------------------------------------------------------------------------------------

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


                      USURF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                           2004              2003
                                                       ------------      ------------
Cash Flows From Operating Activities:
Net (Loss)                                             $(17,302,850)     $ (3,654,356)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization                             1,063,313           130,384
Consulting and other fees paid w/stock                    4,481,372         1,174,957
Acccretion of interest expense on convertible debt        5,575,105            44,200
Loss on debt modification                                   100,000
Failed acquisition costs                                  1,830,000
Comprehensive Income                                        160,000          (160,000)
Compensation expense paid with stock                        192,800           284,750
Warrants issued to non-employees                            325,258
Legal fees paid with stock                                   60,000           370,000
Impairement loss and write down of assets                   402,119            50,000

Changes in Operating Assets and Liabilities:
Accounts receivable                                        (131,894)          (68,981)
Financing Costs                                            (702,403)
Inventory                                                    71,906           (69,191)
Other assets                                                (32,399)          (39,986)
Accounts payable                                            212,545           298,887
Accrued payroll and liabilities                             336,375
Deferred revenue                                           (156,283)          403,333
Accrued expenses and other liabilities                     (173,240)          134,350
                                                       ------------      ------------
Net cash (used in) operating activities                  (4,013,532)         (776,395)
                                                       ------------      ------------

Cash Flows From Investing Activities:
Acquisition of equipment                                   (637,772)         (346,009)
Marketable securities and securities receivable            (220,153)         (280,000)
Cash paid for future acquisitions                        (1,025,000)         (785,000)
Cash paid for other assets                                        0          (195,000)
Cash paid for intangibles & other assets                 (3,560,032)
Loss on Sale of CTG Assets                                  (99,850)
                                                       ------------      ------------
Net cash (used in) investing activities                  (5,542,807)       (1,606,009)
                                                       ------------      ------------

Cash Flows From Financing Activities:
Collection of subscription receivable                       (44,585)           21,200
Issuance of common stock for cash                         1,807,000         1,007,000
Issuance of common stock for acquisitions                 2,656,999
Issuance of preferred stock for cash                      1,000,000
Warrants exercised                                        1,258,233
Proceeds from convertible debt                            4,963,000            57,000
Payments on notes payable                                  (168,300)                0
                                                       ------------      ------------
Net cash provided by financing activities                10,214,114         2,343,433
                                                       ------------      ------------

Net increase (decrease) in cash                             657,775           (38,971)

Cash, beginning of year                                      72,597           111,568
                                                       ------------      ------------
Cash, end of year                                       $   730,372       $    72,597
                                                       ------------      ------------

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

In March 2004, Atlas Capital Services, LLC ("Atlas") arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants to purchase 13,782,895 shares of the Company's common stock. The convertible debentures, if not converted, are due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $486,717, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was eighteen months. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the eighteen-month term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $401,217 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced as described below and an additional beneficial conversion feature of $628,500 calculated using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2004 the Company has amortized $256,878 of the discount as interest expense.


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


