Form 10QSB
period 2005-03-31
USURF AMERICA INC
filed 2005-06-03
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                          Commission File No. 001-15383

                               USURF AMERICA, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                              91-2117796
            ------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         390 INTERLOCKEN CRESCENT, SUITE 900, BROOMFIELD, COLORADO 80021
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (303) 285-5379
---------------------------------------------------               --------------


Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

On February 25, 2005 Registrant filed a Current Report on Form 8-K to announce a business combination under Item 2.01. Registrant has not yet filed the financial statements required under Item 9.01of Form 8-K by amendment or otherwise and is now beyond the 71day filing period under Item 9.01 of Form 8-K.

As of June 1, 2005, there were 249,263,647 shares of the issuer's outstanding common stock.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                         PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                      USURF AMERICA, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Consolidated Balance Sheet as of March 31, 2005 (Unaudited)                   3

Consolidated Statements of Operations for the three months ended
  March 31, 2005 and 2004 (Unaudited)                                         5

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2005 and 2004 (Unaudited)                                         6

Notes to Consolidated Financial Statements                                    10

                      USURF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2005 (UNAUDITED)

                                     ASSETS

                                                                       March 31,
                                                                         2005

Cash and cash equivalents                                            $ 1,326,735
Marketable securities                                                    260,000
Securities receivable                                                    340,000
Accounts receivable                                                    1,127,074
Other receivables                                                        396,846
Unamortized financing costs                                              268,974
Deposits and prepaid expenses                                            506,569
Property and equipment, net                                            5,056,968
Real Estate and land inventory                                        41,059,921
Intangibles, net                                                      10,237,846
Other assets                                                             457,628
                                                                     -----------

Total Assets                                                         $61,038,561
                                                                     ===========

              The accompanying notes are an integral part of these statements.

                            USURF AMERICA, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005 (UNAUDITED)

                            LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                         March 31,
                                                                                           2005
     Accounts payable                                                                  $  1,842,641
     Accrued expenses and other liabilities                                               1,523,298
     Deferred revenue                                                                       254,057
     Land and construction loans                                                         36,760,301
     Related party debt                                                                   4,783,283
     Notes payable, net of discount                                                       4,510,539
                                                                                       ------------

     Total Liabilities                                                                   49,674,119
                                                                                       ------------

     Commitments and Contingencies

     Preferred Stock Committed                                                            2,037,750

     Minority Interest                                                                    4,840,210

     Stockholders' equity:
     Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
          Series A Preferred stock; issued and outstanding 10,000                                 1
          Series B Preferred stock; issued and outstanding 100,000                              100
     Common stock; par value $0.0001; authorized 400,000,000; issued and outstanding
            234,432,147                                                                      23,443
     Additional paid-in capital                                                          66,896,987
     Deferred consulting                                                                     (8,750)
     Accumulated deficit                                                                (62,425,299)
                                                                                       ------------

     Total Stockholders' Equity                                                           4,486,482
                                                                                       ------------

TOTAL LIABILITIES AND EQUITY                                                           $ 61,038,561
                                                                                       ============

              The accompanying notes are an integral part of these statements.

                    USURF AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                    2005                2004
REVENUES
     Revenues                                                  $   4,860,642       $     166,230
     Cost of goods sold                                           (2,385,701)           (137,648)
                                                               -------------       -------------
          Gross profit                                             2,474,941              28,582
                                                               -------------       -------------

OPERATING EXPENSES
     Depreciation and amortization                                   338,876             109,437
     Professional fees                                               993,331           1,200,437
     Rent                                                             63,800              27,881
     Salaries and commissions                                        881,452             182,262
     Selling, General and Administrative                             984,101             445,564
                                                               -------------       -------------
          Total operating expenses                                 3,261,560           1,965,581
                                                               -------------       -------------

(LOSS) FROM OPERATIONS                                              (786,619)         (1,936,999)

OTHER INCOME (EXPENSE)
      Other income (expense)                                         (13,604)            (13,084)
      Accretion of interest (expense) on convertible debt           (186,380)           (607,733)
      Gain (loss) on disposition of assets                           (25,764)                 --
      Interest (expense)                                            (158,698)             (3,019)
                                                               -------------       -------------
          Total other (expense)                                     (384,446)           (623,836)
                                                               -------------       -------------

(LOSS) BEFORE MINORITY INTEREST                                   (1,171,065)         (2,560,835)

Minority interest allocation                                         (89,538)                 --
                                                               -------------       -------------

NET (LOSS)                                                     $  (1,260,603)      $  (2,560,835)
                                                               -------------       -------------

Net (loss) per common share                                          (0.0058)            (0.0200)

Weighted average number of shares outstanding                    218,752,780         128,000,094

      The accompanying notes are an integral part of these statements.

                        USURF AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                      Three Months Ended March 31,
                                                                         2005             2004
                                                                     -----------       -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     Net (loss) before minority interest                             $(1,171,065)      $(2,560,835)
     Adjustments to reconcile net (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                   338,876           109,437
         Stock issued for consulting and other fees                    1,169,461         1,163,011
         Accretion of interest expense on convertible debt               186,380           607,733
         Gain/loss on sale of assets                                      40,415

     Changes in Operating Assets and Liabilities:
         Accounts receivable                                            (313,693)           36,532
         Accounts payable                                               (200,487)         (155,274)
         Accrued expenses and other liabilities                          160,449          (184,340)
         Deferred revenue                                                  7,007           (61,659)
         Other assets and liabilities                                     (9,727)           13,844
         Real Estate and Land Inventory                               (1,450,535)
                                                                     -----------       -----------
            Net cash (used in)  operating activities                  (1,242,919)       (1,031,551)
                                                                     -----------       -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
     Capital expenditures for property and equipment                     (44,747)          (54,330)
     Cash paid for acquisitions                                         (294,765)         (592,000)
     Cash paid for intangibles & other assets                            (64,414)
     Cash acquired through aqcuisition                                 1,352,147
     Proceeds from sale of assets                                          9,284
                                                                     -----------       -----------
         Net cash provided by or (used) in investing activities          957,505          (646,330)
                                                                     -----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
     Proceeds from notes payable                                       3,109,351         2,455,000
     Payment on notes payable                                         (2,272,159)
     Collections on subscriptions receivable                              44,585
     Issuance of common stock for cash                                                   1,600,000
                                                                     -----------       -----------
         Net cash provided by financing activities                       881,777         4,055,000
                                                                     -----------       -----------

         Net increase in cash                                            596,363         2,377,119
     Cash and cash equivalents, beginning of period                      730,372            72,597
                                                                     -----------       -----------
     Cash and cash equivalents, end of period                        $ 1,326,735       $ 2,449,716
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                          $    44,249       $     3,019
                                                                     -----------       -----------
     Stock issued for acquisition of assets                          $ 5,705,000       $   574,499
                                                                     -----------       -----------

          The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

Three Months Ended March 31, 2005

      In January 2005, we issued 1,250,000 shares under a consulting agreement, which shares were valued at $105,000.00.

      In January 2005, we issued 3,077,809 shares under a consulting agreement, which shares were valued at $249,303.00.

      In January 2005, we issued 1,423,550 shares under a consulting agreement, which shares were valued at $121,714.00.

      In February 2005, we issued 1,508,100 shares under a consulting agreement, which shares were valued at $135,729.00.

      In February 2005, we issued 2,265,000 shares under a consulting agreement, which shares were valued at $191,393.00.

      In March 2005, we issued 1,756,000 shares under a consulting agreement, which shares were valued at $156,284.00.

      In March 2005, we issued 2,376,500 shares under a consulting agreement, which shares were valued at $201,290.00.

Three Months Ended March 31, 2004

      In January 2004, we issued 57,550 shares under a consulting agreement, which shares were valued at $13,812.00.

      In January 2004, we issued 55,380 shares under a consulting agreement, which shares were valued at $13,291.00.

      In January 2004, we issued 28,000 shares under a consulting agreement, which shares were valued at $7,840.00.

      In January 2004, we issued 246,000 shares under a consulting agreement, which shares were valued at $59,040.00.

      In January 2004, we issued 130,000 shares under a consulting agreement, which shares were valued at $24,000.00.

      In January 2004, we issued 273,000 shares under a consulting agreement, which shares were valued at $65,520.00.

      In January 2004, we issued 320,000 shares under a consulting agreement, which shares were valued at $76,800.00.

      In January 2004, we issued 300,000 shares under a consulting agreement, which shares were valued at $72,000.00.

      In January 2004, we issued 175,000 shares under a consulting agreement, which shares were valued at $43,750.00.

      In January 2004, we issued 61,000 shares under a consulting agreement, which shares were valued at $14,640.00.

      In January 2004, we issued 61,000 shares under a consulting agreement, which shares were valued at $14,640.00.

      In January 2004, we issued 612,350 shares under a consulting agreement, which shares were valued at $89,490.00.

      In January 2004, we issued 66,500 shares under a consulting agreement, which shares were valued at $11,280.00.

      In January 2004, we issued 134,000 shares to a new employee as an inducement to employment, which shares were valued at $36,180.00.

      In February 2004, we issued 49,150 shares under a consulting agreement, which shares were valued at $13,762.00.

      In February 2004, we issued 34,000 shares under a consulting agreement, which shares were valued at $9,520.00.

      In February 2004, we issued 25,000 shares under a consulting agreement, which shares were valued at $7,000.00.

      In February 2004, we issued 81,600 shares under a consulting agreement, which shares were valued at $22,848.00.

      In February 2004, we issued 73,500 shares under a consulting agreement, which shares were valued at $20,580.00.

      In February 2004, we issued 75,000 shares to an employee as compensation for services rendered, which shares were valued at $5,250.00.

      In February 2004, we issued 50,000 shares to an employee as compensation for services rendered, which shares were valued at $11,000.00.

      In February 2004, we issued 60,000 shares to an employee as compensation for services rendered, which shares were valued at $9,600.00.

      In February 2004, we issued 250,000 shares under a one-year consulting agreement for services rendered during 2003, which shares were valued at $17,500.00.

      In February 2004, we issued 300,000 shares under a one-year consulting agreement for services rendered during 2004, which shares were valued at $72,000.00.

      In February 2004, we issued 600,000 shares as full payment of principal and accrued interest under a promissory note, which shares were valued at $96,000.00.

      In February 2004, we issued 1,514,500 shares to a new employee as an inducement to employment, which shares were valued at $302,900.00.

      In February 2004, we issued 1,514,500 shares to a new employee as an inducement to employment, which shares were valued at $302,900.00.

      In February 2004, we issued 160,000 shares to a new employee as an inducement to employment, which shares were valued at $32,000.

      In February 2004, we issued 120,000 shares to a new employee as an inducement to employment, which shares were valued at $24,000.00.

      In February 2004, we issued 120,000 shares to a new employee as an inducement to employment, which shares were valued at $24,000.00.

      In February 2004, we issued 200,000 shares to a new employee as an inducement to employment, which shares were valued at $40,000.00.

      In February 2004, we issued 431,818 shares to acquire certain assets, which shares were valued at $95,000.

      In February 2004, we issued 1,188,679 shares to acquire certain assets, which shares were valued at $199,698.

      In February 2004, we issued 282,031 shares to acquire certain assets, which shares were valued at $47,381.

      In February 2004, we issued 39,189 shares to acquire certain assets, which shares were valued at $6,584.

      In February 2004, we issued 849,786 shares to acquire certain assets, which shares were valued at $142,764.

      In February 2004, we issued 494,482 shares to acquire certain assets, which shares were valued at $83,073.

      In March 2004, we issued 50,000 shares to a vendor as payment for services rendered or to be rendered, which shares were valued at $3,000.

                      USURF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of and for the three months ended March 31, 2005 and 2004, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries. All material intra-company transactions and balances are eliminated.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC. Certain reclassifications and adjustments may have been made to the categories presented in the financial statements for the comparative period of the prior fiscal year to conform with the 2005 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 2. Critical Accounting Policies

The Company continues to implement and expand its business plan as a provider of enhanced telephone (voice) services, cable television (video) and Internet
(data) services to business and residential customers. Since the completion of the acquisition of Sovereign Partners, LLC in February 2005, the Company also offers integrated construction and construction management services, as well as broadband communications design, implementation, and operations services to other large developers and municipalities seeking to deploy broadband services.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and all wholly-owned subsidiaries.

The equity method of accounting is used for affiliated entities over which the Company has significant influence; generally this represents partnership equity of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its pro rata share of the profits and losses of these entities. At March 31, 2005 the Company has recorded minority interest of $ 4,840,210 presenting third party ownership of the entities not wholly owned by the Company.

The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

Inter-company transactions and balances have been eliminated in the consolidation.

Minority interest reflects the ownership of minority shareholders in the equity of subsidiaries less than wholly owned. Stock-Based Compensation

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123. No options have been granted to employees, officers or directors during the first quarter of 2005.

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs which are valued at the stock price on the date of a particular agreement or the value of services are recorded as a reduction of stockholders' equity and are amortized over the useful lives of the respective agreements.

Revenue Recognition

The Company charges video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold. The Company bills monthly for voice (telephone) services in advance and generally receives payments during the month in which the services are provided. To the extent that revenue is received, but not earned, the Company records these amounts as deferred revenue.

The Company recognizes revenue from the sale of real estate when cash is received, title possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional services after sale and delivery. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon revenue recognition. Costs incurred in connection with completed homes and selling, general and administrative costs are charged to expense as incurred.

For the mortgage operations, the Company recognizes revenue on fees received from mortgage lenders when the loan is closed. The Company receives a percentage of the loan closing by a third party sponsor based on the interest rate charged to the consumer. The Company also recognizes loan origination fees from borrowers.

The Company recognizes revenue from non-development service activities when performed and there are no remaining service obligations.

Real Estate and Land Inventory

Finished inventories, consisting of single and multi family residential units and commercial projects, are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the unit, an average lot cost by project based on land acquisition and development costs, and closing costs and commissions. Construction related overhead and salaries are also capitalized and allocated proportionately to projects being developed. Construction cost of the unit includes amounts paid through the closing date of the unit

      Major components of inventory at March 31, 2005 were:

                                                                 2005

            Residential/Commercial units under construction   $19,435,594
            Land under development                             21,624,327
                                                              -----------

            Total real estate and land inventory              $41,059,921
                                                              ===========

Bad Debt

The Company estimates the amount of uncollectible accounts receivable and record an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company at December 31, 2004 evaluated its goodwill for impairment and determined the fair value of its goodwill exceeded the book cost. In the first quarter of 2005, $6,706,271 was recorded as goodwill in relation to the acquisition of Sovereign Partners LLC. See Note 5. Acquisitions below.

Intangibles

Classification of intangible assets and accumulated amortization at March 31, 2005 were as follows:

Description                                                       March 31, 2005

Contracts                                                         $    201,604
Right of entry agreements                                               95,000
Customer Base                                                        1,955,084
Goodwill                                                             8,527,095
                                                                  ------------
Totals                                                              10,778,783
Accumulated Amortization                                              (540,938)
                                                                  ------------
Intangible Assets, net                                            $ 10,237,846
                                                                  ============

For the quarter ending March 31, 2005, the Company recognized $221,927 of amortization expense.

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

Marketable Securities and Securities Receivable

In May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay us $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to us do not have a market value of at least $600,000, then ZKID would issue additional shares to us for the difference. At March 31, 2005 the market value of the shares was $260, 000 and therefore the Company recorded a $340,000 securities receivable.

Note 3. Stock, Option and Warrant Issuances

During the three months ended March 31, 2005, the Company issued shares of common stock and Convertible Series B Preferred stock, as follows:

35,000,000 shares of common stock to acquire various businesses or business assets;

13,656,959 shares of common stock in exchange for consulting and other services; and

100,000 shares of convertible Series B Preferred Stock to acquire various business or business assets. Each share of convertible Series B Preferred Stock is convertible into 100 shares of common stock.

During the three months ended March 31, 2004, the Company issued shares of common stock and common stock purchase warrants, as follows:

      3,285,985 shares of common stock to acquire various businesses or business assets;

      15,000,000 shares of common stock for cash;

      7,197,030 shares of common stock in exchange for consulting and other services;

      36,282,895 warrants (exercise price $0.12 per share) were issued.

Note 4. Financing Transactions

The Company and Evergreen Venture Partners, LLC ("Evergreen") entered into a Surrender and Exchange Agreement effective as of February 18, 2005, the Closing date of the acquisition of Sovereign. Under the terms of the Surrender and Exchange Agreement Evergreen surrendered 17,000,000 shares of common stock owned by it (the "Surrendered Shares"). Evergreen also surrendered warrants to purchase 15,316,667 shares of common stock (the "Surrendered Warrants"). The Surrendered Shares and the Surrendered Warrants have been canceled and are of no further force or effect. In consideration of the Surrendered Shares and Surrendered Warrants, the Company issued to Evergreen a new promissory note in the principal amount of $750,000.00 (the "Note"). The Note provides for the lump sum payment of the principal amount of the Note on July 1, 2006. However, should the trading price of the Company's common stock be greater than $0.21 per share for a consecutive thirty day period, the Note shall terminate and the Company will have no further obligation to Evergreen under the Note.

Additionally, in February 2005 the Company modified the terms of its 2004 private placement agreements with Crestview Capital Master Fund, LLC (Crestview") and other affiliates of Crestview totaling $4,420,000 (the "Modification") such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures and that the warrants issued in connection with the private placements to purchase an aggregate of 31,626,372 shares of common stock were surrendered and canceled. If the Company's common share price exceeds $0.25 per share for 30 consecutive days, payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

At March 31, 2005 total notes payable under the above is $4,420,000 with debt discount of $659,461 netted against the balance and $750,000 described above resulting in a notes payable balance of $ 4,510,539 .

During the three months ended March 31, 2004, the Company borrowed $543,000 under a convertible loan agreement bringing the balance to $600,000. This amount was subsequently converted into 5,000,000 shares of common stock and 10,000,000 warrants (the warrants were canceled in 2005 in connection with the Surrender and Exchange Agreement described above). The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the three months ended March 31, 2004 interest expense of $521,045 was recorded relating to the accretion of the convertible promissory note to its face value.

In March 2004, the Company completed a private placement with Crestview Capital Master Fund, LLC and other affiliates of Crestview totaling $2,095,000 represented by convertible debentures convertible into common stock at $0.10 per share, with 125% warrant coverage with an exercise price of $0.12 per share. The convertible debentures, if not converted, are due July 1, 2006 and bear interest at six percent (6%) payable quarterly. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $934,798 and is being amortized over eighteen months, the term of the convertible note. As of March 31, 2004 interest expense of $51,933 was amortized and recorded as additional interest expense. The $2,095,000 and related warrants were included in the Modification described above.

Note 5. ACQUISITIONS

Sovereign Partners, LLC
On February 18, 2005, the Company closed on the acquisition with Sovereign Partners, LLC (Sovereign) to acquire 100% of the membership interests of Sovereign from the Members in exchange for the issuance of 35,000,000 shares of the Company's common stock and 100,000 shares of the Company's newly created Series B Convertible Preferred Stock. Under the terms of the acquisition agreement the members are to be issued an additional 125,000 shares of Series B

Preferred Stock on each of January 1, 2006 and July 1, 2006. As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of the Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments. See Sovereign Acquisition under
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations below.

This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill totaling approximately $6,706,271. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") the Company evaluates its goodwill for impairment annually. Pro forma results of operations will be presented on a Current Report on Form 8-K by amendment as required under Item 9.01 once the audited Sovereign Partners, LLC financial statements are available for 2003 and 2004.

Sovereign Preliminary Purchase Price Allocation

Consideration
  Stock                                                            $  5,705,000
  Transaction costs                                                     294,765
  Minority Interest                                                   4,750,672
  Assumption of liabilities                                          43,003,203
                                                                   ------------
Adjusted Purchase Price                                              53,753,640

Allocation to Assets                                                (47,047,369)
                                                                   ------------

Residual Value of Goodwill                                         $  6,706,271
                                                                   ============

The preliminary estimate of assets represents management's best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date. The Company has engaged a third party business valuation expert to assess the fair market value of Sovereign and its assets.

The following unaudited proforma condensed statements of operations assumes the Sovereign Partners, LLC acquisition occurred on January 1, 2005 and presents proforma financial information for the quarter ended March 31, 2005. In the opinion of management, no adjustments are currently necessary to present fairly such unaudited proforma condensed statements of operations.

                                         -------------------------------------------------------------------------
                                             Quarter Ended March 31, 2005
                                         -------------------------------------------------------------------------
                                          January 1 to        January 1 to           Proforma          Proforma
                                            March 31          February 18
                                             USURF             Sovereign         Adjustments           Combined
                                         -------------------------------------------------------------------------
Revenues                                 $   4,860,642       $   3,257,211                           $   8,117,853

Expenses
      Costs of Goods Sold                    2,385,701           2,947,916                               5,333,617
      Depreciation and amortization            338,876              46,930                                 385,806
      General and administrative             2,922,684             592,808                               3,515,492
                                         -------------------------------------------------------------------------
Total Operating Expenses                     5,647,261           3,587,653                               9,234,914
                                         -------------------------------------------------------------------------
Operating (loss)                              (786,619)           (330,442)                 --          (1,117,061)
Other (expense)                               (473,984)            (51,746)                               (525,730)
                                         -------------------------------------------------------------------------
Net (loss)                               $  (1,260,604)      $    (382,188)      $          --       $  (1,642,792)
                                         =========================================================================
Net (loss) per common share                     (0.006)                                                      (0.01)
Weighted average shares outstanding        218,752,780                                                 218,752,780
                                         =============                                               =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Forward-Looking Statements and Associated Risks

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans and (d) our ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, the forward-looking statements contained in this report may not occur. Except to fulfill our obligation under the United States securities laws, we do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview of Our Business

During 2004 and through March 31, 2005, we continued to implement and expand our business plan as a provider of enhanced telephone (voice) services, cable television (video) and Internet (data) services to business and residential customers. Since the completion of the acquisition of Sovereign Partners, LLC in February 2005, we also offer integrated construction and construction management services, as well as broadband communications design, implementation, and operations services to other large developers and municipalities seeking to deploy broadband services. Our current business plan involves obtaining, through internal growth, as many, voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties that would provide an immediate or potential customer base for our services.

Sovereign Acquisition

On January 26, 2005, we entered into a Securities Purchase Agreement (the "Acquisition Agreement") with Sovereign Partners, LLC, a Colorado limited liability company ("Sovereign") and each of the members of Sovereign (the "Members") (the "Acquisition"). The Acquisition Agreement provides, among other things, that we acquire 100% of the membership interests of Sovereign from the Members in exchange for the issuance of shares of our common stock and shares of our newly created Series B Convertible Preferred Stock, $0.0001 par value per share (the "Preferred Stock"). As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments ("developments"). As part of these new developments, all communications infrastructure (voice, video, data, fiber to the home, etc) will be engineered jointly by USURF and Sovereign. The communications facilities will be owned by USURF and the ongoing communications services, after sale of the developments, will be provided and operated by a USURF subsidiary, resulting in residual revenue streams to USURF.

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

Under the terms of the Acquisition Agreement, the aggregate number of shares of our capital stock issuable to the Members is limited to 300,000,000 shares of common stock or such number of shares of Series B Preferred Stock that is convertible into 300,000,000 shares of common stock, or any combination of Series B Preferred Stock and common stock which does not exceed 300,000,000 shares of common stock in total.

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

This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill totaling approximately $6,706,271. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") the Company evaluates its goodwill for impairment annually. Pro forma results of operations will be presented on a Current Report on Form 8-K by amendment as required under Item 9.01 once the audited Sovereign Partners, LLC financial statements are available.

Sovereign Preliminary Purchase Price Allocation

Consideration
  Stock                                                            $  5,705,000
  Transaction costs                                                     294,765
  Minority Interest                                                   4,750,672
  Assumption of liabilities                                          43,003,203
                                                                   ------------
Adjusted Purchase Price                                              53,753,640

Allocation to Assets                                                (47,047,369)
                                                                   ------------

Residual Value of Goodwill                                         $  6,706,271
                                                                   ============

Bylaws Amendment


In connection with the Acquisition Agreement, we amended our Bylaws to provide that the provisions of Nevada Revised Statutes Sections 78.378 to 78.3793 do not apply to the acquisition of our capital stock by Sovereign, its Members or its affiliates in connection with the Acquisition Agreement. These sections would have triggered compliance with certain take over measures that our Board of Directors determined should not apply to this transaction.

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

Management Agreement

In addition, we entered into a Management Agreement which will provide that Mr. Ed Garneau, the current manager of Sovereign, will continue to serve as manager of Sovereign and that the Members will continue to elect the manager of Sovereign after the closing for a period of three years. The Management Agreement also provides that while we may use Sovereign's cash on hand following the closing, however, should there be an objection to such use, our Board of Directors of shall determine whether the cash may be used for the our corporate purposes.

Investors Rights Agreement; Voting Agreement Concerning our Board of Directors

In connection with the Acquisition Agreement, the Company, each member of our Board of Directors, and each of the Members entered into an Investor Rights Agreement. Pursuant to the Investor Rights Agreement, each of the parties agree to take all steps necessary, including the exercise of their voting rights as a shareholder of our Company, to ensure the Mr. Ed Garneau and one other person selected by the Members, is elected to our Board of Directors and serves as a Director until all of the shares of common stock issued to the Members have either been registered and sold on an effective registration statement or are eligible for resale under Rule 144 of the Securities Act of 1933. The Investor Rights Agreement also provides that should certain events happen, each party to the Investor Rights Agreement will take all steps necessary to increase the number of Directors of our Company and grant the Members the right to fill all such newly created Board of Director vacancies. In addition, the Investor Rights Agreement provides for certain protective operating covenants that prohibit us from taking certain extraordinary actions absent the prior consent of the Members.

Newly Created Series B Convertible Preferred Stock; Redemption Obligations

In connection with the Acquisition Agreement, we have filed a Certificate of Designation with the Secretary of the State of Nevada designating the Series B Preferred Stock. The features of the Series B Preferred Stock include the right on our part or the holders of the Preferred Stock to effect the conversion of the Series B Preferred Stock to common stock from time to time when there is sufficient authorized but unissued shares of common stock available for issuance upon conversion.

The Series B Preferred Stock is convertible into common stock at the conversion rate of 100 shares of common stock for each share of Series B Preferred Stock. In the event we fail to increase the number of authorized shares of common stock to a level sufficient to allow for the conversion of all of the Series B Preferred Stock into common stock by June 30, 2006, we will be obligated, at the request of the holders of the Series B Preferred Stock, to redeem the Series B Preferred Stock at the then fair market value of the underlying common stock into which the Series B Preferred Stock would otherwise be convertible. The Preferred Stock designation also provides that the Series B Preferred Stock will be senior to the common stock with respect to rights upon liquidation, winding up or dissolution of the Company, but will be junior to our existing Series A Convertible Preferred Stock. The holders of the Series B Preferred Stock will vote together with the common stock as a single class on an as-converted to common stock basis except for any matter that requires a separate class or series vote.

Modifications to Existing Investment Agreements

In order to close the Acquisition Agreement, several shareholders and investors in our Company granted their consent to the actions contemplated by the Acquisition. In addition, certain of our outstanding investment agreements, notes and warrants were modified and/or terminated.

Surrender and Exchange Agreement

In connection with the Acquisition, we restructured an investment arrangement with Evergreen Venture Partners, LLC ("Evergreen"). Evergreen and the Company had been parties to a certain Convertible Loan and Security Agreement dated as of December 23, 2003 (the "Loan Agreement") pursuant to which we issued a convertible promissory note to Evergreen in the principal amount of $600,000 (the "Old Note"). In addition, on September 19, 2003, we entered into a Letter Agreement with Evergreen, pursuant to which we issued to Evergreen a warrant to purchase 3,816,667 shares of common stock. The Company and Evergreen also were parties to a certain Stock Purchase Agreement dated February 27, 2004 (the "Stock Agreement"). Under the terms of the Stock Agreement, we issued 10,000,000 shares of common stock to Evergreen and a warrant to purchase 12,500,000 shares of common stock. On or about April 23, 2004, the Company and Evergreen terminated the Old Note issued under the Loan Agreement and the Company issued 5,000,000 shares of common stock to Evergreen and a warrant to purchase 10,000,000 shares of common stock.

Effective as of February 18, 2005, on the Closing of the Acquisition, the Company and Evergreen entered into the Surrender and Exchange Agreement dated as of January 31, 2005. Under the terms of the Surrender and Exchange Agreement Evergreen surrendered 17,000,000 shares of common stock owned by it (the "Surrendered Shares"). Evergreen also surrendered warrants to purchase 15,316,667 shares of common stock (the "Surrendered Warrants"). The Surrendered Shares and the Surrendered Warrants have been canceled and are of no further force or effect. In consideration of the Surrendered Shares and Surrendered Warrants, we issued to Evergreen a new promissory note in the principal amount of $750,000.00 (the "New Note"). The New Note provides for the lump sum payment of the principal amount of the New Note on July 1, 2006. However, should the trading price of our common stock be greater than $0.21 per share for a consecutive thirty day period, the New Note shall terminate and we will have no further obligation to Evergreen under the New Note.

Waiver, Consent, Surrender and Modification Agreement

In connection with the Acquisition, we entered into a Waiver, Consent, Surrender and Modification Agreement with Crestview Capital Master Fund, LLC and certain of Crestview's affiliated investment entities (collectively, "Crestview"). We entered into a series of Purchase Agreements (the "Purchase Agreements") with Crestview during the year 2004, whereby we issued Crestview (and certain other participating investors) convertible notes (the "Crestview Debentures"), warrants to purchase our common stock (the "Crestview Warrants") and shares of our common stock.

Effective as of February 18, 2005, on the Closing of the Acquisition, the Company and Crestview entered into the Waiver, Consent, Surrender and Modification Agreement dated as of January 21, 2005. Under the terms of the Agreement, Crestview surrendered warrants to purchase an aggregate of 31,626,372 shares of common stock (the "Surrendered Crestview Warrants"). In addition, the Purchase Agreements between Crestview and the Company were terminated with respect to the Surrendered Crestview Warrants, except for the registration requirements of the Agreements with respect to any surviving shares or warrants owned by Crestview. The Surrendered Crestview Warrants were canceled and are of no further force or effect.

In addition, the conversion features of the Debentures were modified such that the maximum number of shares issuable upon conversion of the Debentures is now limited to 40,000,000 shares of our common stock. The payment terms of the Debentures were also modified such that the principal amount of the Debentures, approximately $2,250,000 plus accrued but unpaid interest shall be due and payable on July 1, 2006. However, should the trading price of our common stock be greater than $0.25 per share for a consecutive thirty-day period up to $2,250,000 of the Debentures shall terminate and we shall have no further obligation to Crestview under the Debentures.

Certain Relationships and Related Transactions

On December 20, 2004, Mr. Ed Garneau became a member of our Board of Directors. On February 18, 2005, we closed on the acquisition of Sovereign Partners LLC (the "Acquisition") (described above under "Recent Developments" under Part I,
Item 2 and Part II, Item 5 of this Quarterly Report). At the time the Acquisition was negotiated, signed and closed, Mr. Garneau was both an indirect shareholder and Director of our Company and the Manager of Sovereign Partners LLC ("Sovereign"). Mr. Garneau's prior shareholdings in our Company are described below. Mr. Garneau also owned direct and indirect economic interests in Sovereign at and prior to the closing of the Acquisition, as described below. Upon the closing of the Acquisition, Mr. Garneau assumed the title of Chief Operating Officer of our Company and entered into an Employment Agreement with us.

In connection with the Acquisition, we issued common stock and series B preferred stock to the former members of Sovereign. On February 18, 2005 at the closing of the Acquisition, 9,721,950 shares of common stock and 27,777 shares of Series B preferred stock were issued by us to entities in which Mr. Garneau has an economic interest. These entities were members of Sovereign as of the closing of the Acquisition. Specifically, the common stock and preferred stock were issued to, and are owned by, DD Family Properties LLC, a family owned LLC of which Mr. Garneau owns a 21% interest and for which he serves as Manager. Mr. Garneau exercises voting control over all of the common stock and preferred stock owned by the LLC. Under the terms of the Acquisition described above additional shares of common stock and preferred stock will be issued to the former Sovereign members, including DD Family Properties LLC over the next several years.

In 2004, we entered into an acquisition transaction whereby we acquired certain assets of the "Sovereign Companies." As part of that transaction, we issued 2,854,167 shares of common stock on March 8, 2004 and 2,349,703 shares of common stock on November 22, 2004 to five affiliated limited liability companies (the owners of the Sovereign Company assets) over which Mr. Garneau served as Manager as of those dates. Mr. Garneau continues to serve as Manager of those entities and in his capacity as Manager, Mr. Garneau exercises voting control over the 5,203,870 common stock. The acquisition of the assets closed before Mr. Garneau became a Director or officer of our Company.

In addition, 600,000 shares of common stock and warrants to purchase 200,000 shares of common stock were issued by us on November 22, 2004 as part of a private placement transaction. All of the foregoing common stock and warrants to purchase common stock were acquired by, and are owned by, September Serenade Ltd., a family owned partnership of which Mr. Garneau serves as a general partner. He shares voting control over the stock with his wife. Each of Mr. Garneau and his wife own a 0.05% interest in the partnership. The private placement and the sale of the stock and warrants closed before Mr. Garneau became a Director or officer of our Company.

Additionally, in connection with the acquisition of Sovereign, we assumed certain of the obligations of Sovereign, including certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes. The following table sets forth the individual amounts totaling $4,783,283 due to these individuals and entities:

      Name and Relationship                                           Amount      Interest        Due
                                                                                    Rate          Date
      Jeffrey Fiebig, Director and Shareholder                  $    104,000         16%       Dec `05
      AEJM Enterprises, Limited Partnership, (1)                     700,000         10%       Oct `05
      Thunderbird Management Limited Partnership, Shareholder        800,000         10%       Aug `06
      Thunderbird Management Limited Partnership, Shareholder        702,682         12%       None
      Bob Searls, Shareholder (2)                                    819,691          6%       May `33
      Investors and/or Partners in Sovereign Partners as group     1,655,910       4-12%       Oct `05 -
                                                                   ---------
                                                                                               May `34
      Total                                                     $ 4,783,283

            (1) The general partner of the partnership is a shareholder of the Company

            (2) Mr. Searls is also the general partner of a partnership that is a shareholder of the Company

Segment Information

We have two reportable segments; communications services and real estate activities. Communications services include individual, voice, video and data services as well as various combinations of bundled packages of these communications services. Real estate activities includes sales of residential single family units, rental from commercial properties and fees from mortgage operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our business is conducted through separate legal entities. Each entity is managed separately as each business has a distinct customer base and requires different strategic and marketing efforts. The following table reflects the income statement and balance sheet information for each of the reporting segments:

                                      Real Estate   Communications     Total

      Revenue                         $ 2,232,491    $ 2,628,150    $ 4,860,642
      Net Income (Loss)                   377,813     (1,638,416)    (1,260,604)
      Interest Expense                     73,273         85,425        158,698
      Depreciation and Amortization        36,811        302,065        338,876
      Assets                           48,876,367     12,162,194     61,038,561

Current Sovereign Projects

Mountain View at West T-Bone Ranch, Greeley, CO

      Mountain View at West T-Bone Ranch is a 21 acre multi-dwelling unit development located in southwest Greeley, Colorado with onsite amenities including a clubhouse with pool, hot tub, and fitness room. The completed project will have 216 units consisting of two-story flats with detached garages, along with 7-unit and 4-unit town homes with attached garages. 75 units have been sold to date with an average sale price of $133,694.

The Renaissance at Fox Hill, Greeley, CO

      The Renaissance at Fox Hill is a 13 acre multi-dwelling unit development located in Greeley, Colorado. The completed project will contain 110 dwelling units consisting of two story stacked flats/carriage units with direct access garages and 4-unit town homes with attached garages. 40 units have been sold to date with an average sale price of $177,543.

Colony Ridge Condominiums, (Settler's Chase) Thornton, CO

      The Colony Ridge Condominiums are a mix of 4 three-story stacked flats over one level of underground parking with elevators, and 98 town home-style residences (platted as condominiums) on a 7.24 acre parcel in the City of Thornton, Colorado. Colony Ridge at Settler's Chase is the final phase in the master planned community of Settler's Chase, located near the intersection of 104th Avenue and Steele Street in Thornton, Colorado. 21 units have been sold to date with an average sale price of $180,219.

SR Condominiums, Parker, CO

      The SR Condominiums are a mix of two and three story stacked flats with detached garages marketed as Hunter's Chase Condominiums in Parker, Colorado. The completed project will include 188 dwelling units situated on a 13 acre parcel located at the corner of Stroh Road and Motsenbacker Road in Parker, and includes a clubhouse featuring an outdoor swimming pool and spa. 13 units have been sold to date with an average sale price of $155,067.

Millstone at Clear Creek, Golden, CO

      The Millstone at Clear Creek consists of three four-story condominium buildings each with a ground level parking structure located on approximately 1.7 acre parcel in Golden, Colorado. The completed project will have 78 dwelling units and is located on 12th street between Washington Street and Ford Street adjacent to Clear Creek. 25 units have been put under reservation to date with an average sale price of $326,923.

Pumpkin Ridge, Greeley, CO

      The Pumpkin Ridge development consists of 78 lots in the Pumpkin Ridge subdivision located in west Greeley, Colorado. The plan is build single and two-story single family detached residences on each of the lots. 3 units have been sold to date with an average sale price of $286,179.

Settler's Commercial Development, Thornton, CO

      Settler's Commercial Development is the commercial/retail component of a master planned community. This 3.8 acre parcel is the final piece of the Settler's Chase subdivision to be developed and is located on the southeast corner of East 104th Avenue and Steele Street, Thornton, Colorado with a current zoning designation of Neighborhood Service. David Hicks brokerage has secured a lease with 3 Margaritas Restaurant to anchor the site and is in negotiations with other tenants.

Parker Commercial, Parker, CO

      Parker Commercial consists of 18.5 undeveloped commercial acres located within the downtown core of the Town of Parker, Colorado, and is situated between Twenty Mile Road and Dransfeldt Road. This property is currently on the market for approximately $3.5 million.

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2004 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2005, we incurred a net loss of $ 1,260,604 . As of March 31, 2005, USURF had an accumulated deficit of $ 62,425,299 . We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. These critical accounting policies are described in more detail under item 6 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31,2004 filed with the Securities and Exchange Commission. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Results of Operations

Three Months Ended March 31, 2005 And 2004

Revenues

For the three months ended March 31, 2005 and 2004, USURF had revenue of $ 4,860,642 and $ 166,230 , respectively, an increase of $ 4,694,412 . This increase is primarily due to the acquisitions of Connect Paging, Inc. d/b/a Get-A-Phone in April 2004 and the acquisition of Sovereign Partners, LLC. During the three months ended March 31, 2005, USURF's revenues were derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services, residential units, rental from commercial properties, fees from mortgage operations and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the three months ended March 31, 2005 and 2004, operating expenses were $ 3,261,560 and $ 1,965,581 , respectively. During the three months ended March 31, 2005, operating expenses consisted primarily of professional and consulting fees of $ 993,331 , of which $538,981 was paid in stock, salaries and commissions of $ 881,452 , and other general and administrative expenses of $ 1,047,901 consisting primarily of bad debt related to Get-A-Phone accounts receivable of $ 262,409 , software expense of $ 119,112 and Long Distance Telephone expense of $ 74,078 .

Net loss

For the three months ended March 31, 2005, we had a net loss of $ 1,260,604 or $0.0058 per share. In the comparable period of the prior year, we had a net loss of $ 2,560,835 , or $0.0200 per share.


Liquidity

Currently, we believe we have sufficient working capital, cash on hand and cash to be generated from operations to continue current business operations through December 31, 2005. For the three months ended March 31, 2005 we used $ 1,242,919 cash in operations and at March 31, 2005 we had cash on hand of $ 1,326,735 .

We anticipate that any additional capital needs will be met through financing transactions. We may also seek other sources of financing to fund operations, although we may not be successful in such efforts. We may not be able to secure adequate capital as we need it.

Cash Used in Operating Activities

During the three months ended March 31, 2005, our operations used cash of $ 1,242,919 compared to $ 1,031,551 used during the same period in 2004. In each period reported, the use of cash was a direct result of the lack of revenues compared to operating expenses. During the three months ended March 31, 2005, $ 186,380 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2004 we incurred accreted interest expense of $ 607,733 .

 Cash Used in Investing Activities

During the three months ended March 31, 2005, we engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies. The total value of capital investments for the period generated $ 957,505 compared to using $ 646,330 for the same period in 2004.

Cash Provided by Financing Activities

During the three months ended March 31, 2005, the total value provided by our financing activities was $ 881,777 compared to a value of $ 4,055,000 provided during the same period in 2004. Further detail of our financing activities is provided in Notes to Consolidated Financial Statements, Note 4.

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

      o     we have a limited operating history with significant losses;

      o the market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases;

      o a low market price may severely limit the potential market for our common stock, and

      o     our is categorized as a "penny stock."

For a discussion of these and other factors affecting our business and prospects, see "Item 1. - Description of Business--Risk Factors Concerning Us and Our Common Stock" in our Annual Report on Form 10-KSB for the year ended December 31, 2004. In addition, the following factors may affect our business, the results of our operations and the market price of our securities:

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EXPRESSED IN THEIR AUDIT REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004, SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their opinion on our financial statements for the year ended December 31, 2004, our independent auditor, AJ. Robbins PC expressed substantial doubt about our ability to continue as a going concern because of our recurring losses and negative working capital.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. IF WE ARE UNABLE TO BECOME PROFITABLE, OUR OPERATIONS WILL BE ADVERSELY EFFECTED.

We have incurred annual operating losses since our inception. As a result, at March 31, 2004, we had an accumulated deficit of $ 62,425,299 . Our gross revenues for the quarters ended March 31, 2005 and 2004, were $ 4,860,642 and $ 166,230 with losses from operations of $ 786,619 and $ 1,936,999 and net losses of $ 1,260,604 and $ 2,560,835 respectively.

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

WE HAVE IN THE PAST AND MAY IN THE FUTURE ENGAGE IN ACQUISITIONS, WHICH WILL CAUSE US TO INCUR A VARIETY OF COSTS AND WHICH MAY NOT ACHIEVE ANTICIPATED OR DESIRED RESULTS. WE MAY NOT ACHIEVE THE RESULTS WE ANTICIPATE AND DESIRE FROM OUR ACQUISITION OF THE SOVEREIGN COMPANIES

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

WE HAVE SENIOR SECURED CONVERTIBLE DEBENTURES TOTALING $4,250,000 DUE IN 2006, COLLATERALIZED BY ALL OUR ASSETS. WE DO NOT HAVE THE FUNDS AVAILABLE TO PAY THESE DEBENTURES IF NOT CONVERTED INTO COMMON STOCK. IF THE DEBENTURES ARE NOT PAID OR CONVERTED, THE DEBENTURE HOLDERS COULD FORECLOSE ON OUR ASSETS.

During 2004, we entered into a series of private placements totaling $4,250,000 in senior secured debentures, convertible into common stock. If not converted, the debentures are due on July 1, 2006. The debentures bear interest at rates from six percent (6%) to twelve percent (12%) and are collateralized by our assets. We do not currently have the funds to pay these debentures and we cannot assure you that we will have the funds to pay them on the due dates. If the debentures are not paid or converted, the debenture holders could foreclose on our assets.

In March 2005 the terms of the agreements were modified such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures. If our common share price exceeds $0.25 per share for 30 consecutive days, payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

WE HAVE A NOTE PAYABLE TO EVERGREEN VENTURE PARTNERS, LLC DUE IN 2006. WE CURRENTLY DO NOT HAVE THE FUNDS AVAILABLE TO PAY THIS NOTE WHEN DUE.

In March 2005 we entered into an agreement with Evergreen Venture Partners, LLC to purchase 17,000,000 unregistered shares of our common stock for a $750,000 note payable. The terms of the agreement call for payment of the note plus accrued interest on July 1, 2006, provided however, if our common share price exceeds $0.21 per share for 30 consecutive days, payment of the note shall be forgiven.

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

In November 2004, we issued 10,000 shares of Series A Convertible Preferred Stock ("Series A Stock") at $100.00 per share, for a total consideration of $1,000,000. The Series A Stock is convertible into our common stock at a conversion price ranging from $0.05 to $0.075 as calculated in accordance with the Certificate of Designation. The Series A Stock has a liquidation preference ahead of the common stock in the event of any dissolution or winding up of our Company and is entitled to any dividends that may be declared from time to time by the Board of Directors.

In February 2005, we issued 35,000,000 shares of our common stock and 100,000 shares of our newly created Series B Convertible Preferred Stock in the acquisition of the Sovereign Partners LLC. The Series B Preferred Stock is convertible into our common stock at a conversion rate of one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock, in accordance with the Certificate of Designation. The Series B Preferred Stock has a liquidation preference ahead of the common stock in the event of any dissolution or winding up of our Company and is entitled to any dividends that may be declared from time to time by our Board of Directors. We have the ability to issue an additional 2,900,000 shares of Series B Preferred Stock without shareholder approval.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 400,000,000 authorized shares of common stock that can be issued by the Board of Directors. At March 31, 2005, we had 165,567,853 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT PRICE VOLATILITY IN THE PAST AND WE EXPECT IT TO EXPERIENCE HIGH VOLATILITY IN THE FUTURE. THIS HIGH VOLATILITY SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

The trading price for our common stock has been, and we expect it to continue to be, highly volatile. For example, the closing bid price of our stock has fluctuated between $0.03 and $0.35 per share since January 1, 2002. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many telecommunications companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

SOVEREIGN PARTNERS, LLC IS ROUTINELY INVOLVED IN LITIGATION MATTERS ARISING FROM ACCIDENTS AND WARRANTY RELATED CLAIMS; ALTHOUGH WE STRIVE TO KEEP THE LITIGATION COSTS AND PAYMENTS IF ANY, TO A MINIMUM, AND WE MAINTAIN LIABILITY INSURANCE, WE CANNOT BE ASSURED THAT LITIGATION WILL NOT HAVE AN ADVERSE IMPACT ON THE OPERATIONS AND FINANCIAL PERFORMANCE OF THE COMPANY TAKEN AS A WHOLE.

Sovereign Partners, LLC, a wholly owned subsidiary of the Company, (Sovereign) performs residential and commercial construction activities directly and through sub-contractors. Such activities frequently give rise to warranty claims and personal injury claims against Sovereign and other job contractors. Although Sovereign has procedures in place to assist in the prevention of such claims, litigation arising from accidents and warranty issues are an inevitable part of the business. While Sovereign maintains insurance for such claims in reasonable amounts to protect it from losses, we cannot predict if any pending or future claims will have an adverse impact on our financial condition and results of operations. Also, we cannot be certain that liability insurance will be continue to be available to Sovereign on terms acceptable to Sovereign, if at all. Loss of Sovereign's liability insurance could have an adverse impact on our financial condition and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our controls and procedures are effective in timely alerting them to material financial information required to be disclosed and included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This quarterly report could not be filed when due because we were unable to timely provide our independent auditor with all requested documents to complete its review of the unaudited financial statements to be included in the Form 10-QSB.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Sovereign Homes, LLC, et al, (various affiliates of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company) are defendants in a personal injury proceeding known as Gumaro Gomez v. Sovereign Homes, LLC, et al. pending in the Colorado Court of Appeals. The case involves claims for personal injuries allegedly sustained while performing work at a development site for one of the defendants' sub-contractors. The plaintiff asserts damages between $800,000 and $1,500,000. The defendants deny direct liability for the injury or the damages, and assert that all costs are covered by adequate insurance maintained by Terra Firma (a co-employer) and its insurance company Zurich American Insurance Company. There have been several court proceedings and appeals, but the final resolution of the case is not imminent. The defendants will continue to vigorously defend the action, but the Company and the defendants cannot control the outcome and the extent of the losses, if any, that may be incurred.

Sovereign Companies, LLC (an affiliate of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), is a defendant in a case entitled, Sovereign Bank v. Sovereign Companies, LLC, pending at the United States Patent and Trademark Office (Cancellation No. 92043948). The petitioner seeks to prevent Sovereign Companies, LLC from using the name "Sovereign Mortgage." A tentative settlement has been reached whereby Sovereign Partners LLC would be able to continue using the name "Sovereign" in connection with certain home and realty products and services.

SR Condominiums, LLC (an affiliate of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), has been notified that one of its sub-contractors and its supplier have filed mechanics liens on a project known as "Hunter's Chase Condominiums" in Arapahoe County, Colorado. The sub-contractor and the supplier each assert that there is money owed to them by SR Condominiums in the aggregate amount of $163,000. If the status of the liens and claims are not resolved, the assets under the liens will be subject to foreclosure. Neither entity has filed a complaint against SR Condominiums. SR Condominiums intends to vigorously defend the potential claims, but cannot control the outcome or any losses that may be incurred. The Company does not believe that the outcome of this matter, even if adverse, would be material to the Company's operations and financial results as a whole.

Sovereign Companies, LLC, Mountain View, at T-Bone, LLC ("Mountain View"), and Mr. Edouard A. Garneau have filed a declaratory relief action against certain members of Mountain View seeking a determination of the various rights and obligations of the members. The action is titled Sovereign Companies, LLC; Mountain View at T-Bone, LLC, et al. v. Yale King, et al., pending in Larimer County District Court in Colorado. The declaratory relief action seeks to clarify the roles and responsibilities of certain members and the operational authority of the individual managers of Mountain View. Mr. Garneau is a member of the Company's Board of Directors and indirectly owns and controls shares of the Company's common stock and preferred stock.

In a related action, Sovereign Companies, LLC ("Sovereign") and Mr. Edouard A. Garneau ("Garneau") in his capacity as Manager of Sovereign and Mountain View at T-Bone, LLC ("Mountain View"), have been named in a lawsuit brought by several individual members of Mountain View claiming unspecified damages for breach of contract by Sovereign and Garneau, and for other causes of action against Garneau individually, seeking unspecified damages. The suit is entitled Yale King, et al, v. Sovereign Companies LLC and Edouard A. Garneau, pending in the Weld County District Court in Colorado. Garneau is a member of the Company's Board of Directors and indirectly owns and controls shares of the Company's common stock and preferred stock. Sovereign disputes the allegations and intends to vigorously defend the action. However, the Company and the defendants cannot control the outcome and the extent of the losses, if any, that may be incurred.

Foxhill Development, LLC, (an affiliated single purpose development entity of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company) is a vendor to the debtor in a case known as In re On Site Production, Inc. pending in the U.S. Bankruptcy Court for the District of Colorado. Prior to the bankruptcy proceeding of On Site Productions, it attempted to collect $103,687 for amounts it alleged was owed by Foxhill Development, LLC ("Foxhill") to it for materials supplied to a project site. Foxhill has consistently denied that such amount is owed by it. Foxhill will continue to vigorously defend this action. However, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Rocky Mountain Panel, LLC (a dissolved wholly-owned subsidiary of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), is a defendant in a lawsuit known as Baker Commons HOA v. Nicholas Construction, Inc. pending in the District Court, Denver County. The framing division of Rocky Mountain Panel, LLC, performed as a framing subcontractor to Nicholas Construction, Inc., at the Baker Commons development site in Denver, Colorado. The Baker Commons homeowners have filed a lawsuit alleging, among other things, defective construction against Nicholas Construction, Inc. for unspecified damages. Rocky Mountain Panel, LLC is represented by insurance counsel under a reservation of rights by the insurance carrier. At this time it is impossible to estimate the dollar amount of this potential claim. Rocky Mountain Panel, LLC and the Company intend to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Rocky Mountain Panel, LLC (a dissolved wholly-owned subsidiary of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company) is a subcontractor to a general contractor named in a lawsuit known as Carlyle Park HOA v. Trimark Communities/D.R. Horton Inc., et al. pending in the District Court, Arapahoe County, Colorado. The framing division of Rocky Mountain Panel, LLC, performed as a framing subcontractor to Trimark Communities/D.R. Horton Inc. at the Carlyle Park residential project in Highlands Ranch, Colorado. Rocky Mountain Panel was contracted to perform "finish" framing after another framing subcontractor performed at the project. The Carlyle Park homeowners have filed a lawsuit against Trimark Communities/D.R. Horton Inc., alleging certain defects in workmanship at the project, including framing. Rocky Mountain Panel has been invited by the general contractor to participate in a global mediation among all of the companies who worked on the project. In coordination with its insurance carrier, who is actively investigating the matter under a reservation of rights, Rocky Mountain Panel has thus far declined to participate in the mediation process. At this time it is impossible to estimate the dollar amount of this potential claim, as Rocky Mountain Panel has not been joined in the lawsuit. Should Rocky Mountain Panel, LLC, become involved in the lawsuit, the Company intends to vigorously defend this action. However, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

King Concrete, LLC (a dissolved wholly-owned subsidiary of Sovereign Companies, LLC, a wholly-owned subsidiary of the Company), is a defendant in a proceeding known as ABCO Development Corporation v. Systems Contractors, Inc., pending in the Superior Court for the County of Los Angeles, California. The lawsuit alleges defective construction claims with respect to certain concrete components performed by King Concrete at a project site in Lakewood, Colorado, and seeks unspecified damages. King Concrete disputes these allegations and is represented by insurance counsel in the matter under a reservation of rights. King Concrete and the Company intend to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. (a) Securities Issued. In February 2005, 9,721,950 shares of the Company's common stock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to DD Family Properties, LLC.

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

2. (a) Securities Issued. In February 2005, 27,777 shares of the Company's series B convertible preferred s tock were issued.

      (b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to DD Family Properties, LLC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None.


ITEM 5. OTHER INFORMATION

Securities Purchase Agreement

On February 18, 2005, we acquired 100% of the membership interests of Sovereign from its Members in exchange for the issuance of shares of our common stock and shares of our newly created Series B Convertible Preferred Stock, $0.0001 par value per share (the "Preferred Stock"). As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company.

Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments ("developments"). See "Sovereign Acquisition" included in Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations above for a detail description of the transaction and information related to the purchase.

Bylaws Amendments

In connection with the Acquisition Agreement, we amended our Bylaws to provide that the provisions of Nevada Revised Statutes Sections 78.378 to 78.3793 do not apply to the acquisition of our capital stock by Sovereign, its Members or its affiliates in connection with the Acquisition Agreement. These sections would have triggered compliance with certain take over measures that our Board of Directors determined should not apply to this transaction.


In addition, on April 20, 2005, we amended our Bylaws to provide that vacancies on the Board of Directors may be filled by a majority vote of the remaining Directors, and that such newly appointment Director shall serve out the term of his or her predecessor and if no such term is designated, until the next annual meeting of shareholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBIT NO.   DESCRIPTION

(1)       3.1           Articles of Incorporation of Registrant.

#         3.2           Bylaws of Registrant, as amended April 20, 2005.

(3)       3.5           Articles of Amendment to Articles of Incorporation of
                        Registrant.

(4)       3.6           Articles of Amendment to Articles of Incorporation of
                        Registrant.

(8)       3.7           Certificate of Designation of Series A Convertible
                        Preferred Stock.

(6)       3.8           Certificate of Designation of Series B Convertible
                        Preferred Stock.

(2)       4.1           Specimen Common Stock Certificate.

(10)      4.2           Specimen Series A Preferred Stock Certificate.

(10)      4.3           Specimen Series B Preferred Stock Certificate.

(5)       10.1          Stock Purchase Agreement, dated April 20, 2004 by and
                        among USURF America, Inc. and Brandon Young, Brian Young and Byron Young, as shareholders of Connect Paging, Inc.

(6)       10.2          Securities Purchase Agreement dated as of January 26
                        2005 by and among Usurf America, Inc., Sovereign
                        Partners, LLC and each of the members of Sovereign listed on the signature pages thereto.

(6)       10.3          Registration Rights Agreement dated as of February 18,
                        2005 by and among Usurf America, Inc., Sovereign
                        Partners, LLC and each of the Members of Sovereign listed on the signature pages thereto.

(6)       10.4          Management Agreement dated as of February 18, 2005 by
                        and among Usurf America, Inc. and each of the Members of Sovereign listed on the signature pages thereto.

(6)       10.5          Investor Rights Agreement dated as of February 18, 2005
                        by and among Usurf America, Inc., each member of its Board of Directors, and each of the Members of Sovereign listed on the signature pages thereto.

(6)       10.6          Employment Agreement dated as of February 18, 2005 by
                        and between Usurf America, Inc. and Mr. Ed Garneau.

(6)       10.7          Surrender and Exchange Agreement dated as of January 31,
                        2005 by and between Usurf America, Inc. and Evergreen
                        Venture Partners, LLC.

(6)       10.8          Promissory Note in the Principal Amount of $750,000.

(6)       10.9          Waiver, Consent, Surrender and Modification Agreement
                        dated as of January 21, 2005 by and between Usurf
                        America, Inc. and Crestview Capital Master Fund LLC.

(7)       10.10         Subscription Agreement dated October 29, 2004, by and
                        between Usurf America, Inc., Mercator Momentum Fund, LP,
                        Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group.

(7)       10.11         Warrant to Purchase Common Stock issued to Mercator
                        Advisory Fund, Ltd.

(7)       10.12         Warrant to Purchase Common Stock issued to Monarch Point
                        Fund, Ltd.


          EXHIBIT NO.   DESCRIPTION

(7)       10.13         Registration Rights Agreement, dated October 29, 2004,
                        by and between Usurf America, Inc., Mercator Momentum
                        Fund, LP, Mercator Momentum Fund III, LP, Monarch Point
                        Fund, Ltd and Mercator Advisory Group.

(8)       10.14         Asset Purchase Agreement Dated February 6, 2004 by and
                        between Usurf America, Inc. and SunWest Communication,
                        Inc.

(9)       10.15         Agreement and Plan of Reorganization between Usurf
                        America, Inc. and UTEL, Inc. and SunWest Communications,
                        Inc. effective February 5, 2004.

(10)      10.16         Colorado Office Lease Agreement.

(10)      10.17         Texas Office Lease Agreement.

#         21.1          Subsidiaries of Registrant.

#         31.1          Certification pursuant to rules 13A-14 and 15D-14 of the
                        Securities Exchange Act of 1934 of President and CEO.

#         31.2          Certification pursuant to rules 13A-14 and 15D-14 of the
                        Securities Exchange Act of 1934 of Principal Accounting
                        Officer.

#         32.1          CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350 AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                        ACT OF 2002 of CEO and Principal Accounting Officer.

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

      (6) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 22, 2005

      (7) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 4, 2004

      (8) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 20, 2004

      (9) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2004

      (10) Incorporated by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 and amended on April 6, 2005

      # Filed Herewith

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 3, 2005                         USURF AMERICA, INC.

                                              By:  /S/ David A. Weisman
                                                   -----------------------------
                                                   David A. Weisman
                                                   Chief Executive Officer