Form 10QSB
period 2005-06-30
CARDINAL COMMUNICATIONS, INC
filed 2005-08-18
CIK 1035398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission File No. 001-15383

CARDINAL COMMUNICATIONS, INC. (Formerly Known As Usurf America, Inc.)
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2117796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification Number)

390 INTERLOCKEN CRESCENT, SUITE 900, BROOMFIELD, COLORADO 80021
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(303) 285-5379

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days [X ] Yes [  ] No

As of August 15, 2005, there were 262,543,888 shares of the issuer’s outstanding common stock.

Transitional Small Business Disclosure Format (Check One): [  ] Yes [X] No

PART I - Financial Information

Item 1. Financial Statements

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005 (UNAUDITED)

ASSETS

Cash and cash equivalents	$929,807
Marketable securities	48,800
Accounts receivable, net	1,010,339
Other receivables	358,545
Unamortized financing costs	163,569
Deposits and prepaid expenses	810,747
Property and equipment, net	4,200,485
Real estate and land inventory	43,426,177
Intangibles, net	10,252,648
Other assets	369,300

Total Assets	$61,570,417

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED BALANCE SHEET (Continued)
JUNE 30, 2005 (UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable	$3,283,141
Accrued expenses and other liabilities	2,048,803
Deferred revenue	203,709
Land and construction loans	38,187,714
Related party debt	3,951,343
Notes payable, net of discount	4,696,919

Total Liabilities	52,371,629

Commitments and Contingencies

Preferred Stock Committed	2,037,750

Minority Interest	3,976,806

Stockholders' equity:
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Preferred stock; issued and outstanding 10,000	1
Series B Preferred stock; issued and outstanding 100,000	10
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
260,556,939	26,055
Additional paid-in capital	68,353,852
Deferred consulting	(65,190)
Comprehensive (loss)	(551,200)
Accumulated deficit	(64,579,296)

Total Stockholders' Equity	3,184,232

Total Liabilities and Stockholders' Equity	$61,570,417

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES
Revenues	$7,990,655	$2,293,513	$12,851,297	$2,459,743
Cost of goods sold	(5,072,076)	(1,415,530)	(7,457,777)	(1,553,178)
Gross profit	2,918,579	877,983	5,393,520	906,565

OPERATING EXPENSES
Depreciation and amortization	380,470	304,182	719,346	413,619
Professional fees	1,170,230	1,627,154	2,163,561	2,827,591
Rent	122,427	44,077	186,227	71,958
Salaries and commissions	1,752,321	381,134	2,633,773	563,396
Selling, general and administrative	1,052,722	1,145,900	2,036,823	1,591,464
Total operating expenses	4,478,170	3,502,447	7,739,730	5,468,028

(LOSS) FROM OPERATIONS	(1,559,591)	(2,624,464)	(2,346,210)	(4,561,463)

OTHER INCOME (EXPENSE)
Other income (expense)	(15,826)	(11,362)	(29,430)	(24,446)
Accretion of interest (expense) on convertible debt	(186,381)	(176,292)	(372,761)	(784,025)
Gain (loss) on disposition of assets	0	0	(25,764)	0
Interest (expense)	(270,748)	(60,050)	(429,446)	(63,069)
Total other (expense)	(472,955)	(247,704)	(857,401)	(871,540)

(LOSS) BEFORE MINORITY INTEREST	(2,032,546)	(2,872,168)	(3,203,611)	(5,433,003)

Income attributable to minority interest	(121,452)	0	(210,990)	0

NET (LOSS)	(2,153,998)	(2,872,168)	(3,414,601)	(5,433,003)

OTHER COMPREHENSIVE (LOSS) - unrealized holding
(loss)	(551,200)	0	(551,200)	0

COMPREHENSIVE (LOSS)	$(2,705,198)	$(2,872,168)	$(3,965,801)	$(5,433,003)

Net (loss) per common share	(0.0086)	(0.0172)	(0.0145)	(0.0372)

Weighted average number of shares outstanding	250,738,586	166,577,835	234,745,683	146,071,465

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before minority interest	$(3,203,611)	$(5,433,003)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	719,346	413,619
Stock issued for consulting, fees and compensation	2,549,882	2,906,574
Accretion of interest expense on convertible debt	372,761	784,025
Non cash change in Minority Interest	30,672	0
Loss on sale of assets	25,764	0

Changes in Operating Assets and Liabilities:
Accounts receivable	(196,957)	(724,276)
Financing costs	210,809	(580,017)
Accounts payable	1,200,541	210,334
Accrued expenses and other liabilities	734,130	(92,679)
Deferred revenue	(43,341)	(120,437)
Other assets and liabilities	(205,976)	(247,279)
Real estate and land inventory	(1,202,006)	0
Net cash provided by (used in) operating activities	992,014	(2,883,139)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	(660,815)	(642,065)
Cash paid for acquisitions	(294,765)	(1,045,000)
Purchases of intangibles & other assets	(64,414)	(924,045)
Cash acquired through aqcuisition	1,352,147	0
Proceeds from sale of assets	9,284	0
Net cash provided by (used in) investing activities	341,437	(2,611,110)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	7,465,569	3,670,000
Proceeds from related party notes payable	3,127	0
Payments on notes payable	(8,647,297)	(168,300)
Collections on subscriptions receivable	44,585	0
Issuance of common stock for cash	0	2,200,000
Net cash provided by (used in) financing activities	(1,134,016)	5,701,700

Net increase in cash	199,435	207,451
Cash and cash equivalents, beginning of period	730,372	72,597
Cash and cash equivalents, end of period	$929,807	$280,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$225,444	$3,018
Stock issued for acquisition of assets	$5,705,000	$2,656,999
Stock issued for forgiveness of debt	$126,125	$-

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

Six Months Ended June 30, 2005

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

In April 2005, we issued 6,156,500 shares under a consulting agreement, which shares were valued at $437,112.00.

In April 2005, we issued 950,000 shares under a consulting agreement, which shares were valued at $58,425.00.

In May 2005, we issued 1,300,000 shares under a consulting agreement, which shares were valued at $74,750.00.

In May 2005, we issued 6,425,000 shares under a consulting agreement, which shares were valued at $289,125.00.

In June 2005, we issued 275,000 shares under a consulting agreement, which shares were valued at $18,013.00.

In June 2005, we issued 275,000 shares under a consulting agreement, which shares were valued at $18,013.00.

In June 2005, we issued 4,166,667 shares under a consulting agreement, which shares were valued at $245,833.00.

In June 2005, we issued 3,264,000 shares under a consulting agreement, which shares were valued at $174,624.00.

In June 2005, we issued 2,170,000 shares under a consulting agreement, which shares were valued at $112,840.00.

In June 2005, we issued 61,820 shares to an employee through an employee stock purchase plan, which shares were valued at $3,740.00.

In June 2005, we issued 39,125 shares to an employee through an employee stock purchase plan, which shares were valued at $2,367.00.

In June 2005, we issued 18,520 shares to an employee through an employee stock purchase plan, which shares were valued at $1,120.00.

In June 2005, we issued 46,300 shares to an employee through an employee stock purchase plan, which shares were valued at $2,801.00.

In June 2005, we issued 3,705 shares to an employee through an employee stock purchase plan, which shares were valued at $224.00.

In June 2005, we issued 474,830 shares to an employee through an employee stock purchase plan, which shares were valued at $28,727.00.

In June 2005, we issued 37,040 shares to an employee through an employee stock purchase plan, which shares were valued at $2,241.00.

In June 2005, we issued 48,415 shares to an employee through an employee stock purchase plan, which shares were valued at $2,929.00.

In June 2005, we issued 89,730 shares to an employee through an employee stock purchase plan, which shares were valued at $5,429.00.

In June 2005, we issued 37,040 shares to an employee through an employee stock purchase plan, which shares were valued at $2,241.00.

In June 2005, we issued 91,800 shares to an employee through an employee stock purchase plan, which shares were valued at $4,911.00.

In June 2005, we issued 82,600 shares to an employee through an employee stock purchase plan, which shares were valued at $4,419.00.

In June 2005, we issued 111,700 shares to an employee through an employee stock purchase plan, which shares were valued at $5,976.00.

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

In February 2004, the Company issued 160,000 shares to a new employee as an inducement to employment, which shares were valued at $32,000.00.

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

In February 2004, the Company issued 431,818 shares to acquire certain assets, which shares were valued at $95,000.00.

In February 2004, the Company issued 1,188,679 shares to acquire certain assets, which shares were valued at $199,698.00.

In February 2004, the Company issued 282,031 shares to acquire certain assets, which shares were valued at $47,381.00.

In February 2004, the Company issued 39,189 shares to acquire certain assets, which shares were valued at $6,584.00.

In February 2004, the Company issued 849,786 shares to acquire certain assets, which shares were valued at $142,764.00.

In February 2004, the Company issued 494,482 shares to acquire certain assets, which shares were valued at $83,073.00.

In March 2004, the Company issued 50,000 shares to a vendor as payment for services rendered or to be rendered, which shares were valued at $3,000.00.

In April 2004, the Company issued 1,333,334 shares to obtain exclusive licensing rights in certain intellectual property, which shares were valued at $200,000.00.

In April 2004, the Company issued 14,250,000 shares to acquire a business, which shares were valued at $1,425,000.00.

In April 2004, the Company issued 450,000 shares to an employee as compensation for services rendered, which shares were valued at $27,000.00.

In April 2004, the Company issued 375,000 shares to an employee as compensation for services rendered, which shares were valued at $22,500.00.

In April 2004, the Company issued 250,000 shares to a former employee as compensation for services rendered, which shares were valued at $15,000.00.

In April 2004, the Company issued 125,000 shares to an employee as compensation for services rendered, which shares were valued at $7,500.00.

In April 2004, the Company issued 175,000 shares to an employee as compensation for services rendered, which shares were valued at $10,500.00.

In April 2004, the Company issued 1,250,000 shares to acquire a business, which shares were valued at $90,000.00.

In May 2004, the Company issued 1,000,000 shares under a consulting agreement for services to be rendered during 2004, which shares were valued at $120,000.00.

In May 2004, the Company issued 1,000,000 shares to a new employee as an inducement to employment, which shares were valued at $100,000.00.

In May 2004, the Company issued 1,000,000 shares to a new employee as an inducement to employment, which shares were valued at $100,000.00.

In May 2004, the Company issued 1,000,000 shares to a new employee as an inducement to employment, which shares were valued at $100,000.00.

In May 2004, the Company issued 400,000 shares to an employee as compensation for services rendered, which shares were valued at $40,000.00.

In May 2004, the Company issued 50,000 shares for professional services to be rendered during 2004, which shares were valued at $5,000.00.

In May 2004, the Company issued 625,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $75,000.00.

In June 2004, the Company issued 122,000 shares to a vendor as payment for services rendered or to be rendered, which shares were valued at $12,200.00.

In June 2004, the Company issued 475,000 shares for consulting services rendered in connection with a financing transaction, which shares were valued at $47,500.00.

In June 2004, the Company issued 250,000 shares for consulting services rendered in connection with a financing transaction, which shares were valued at $25,000.00.

In June 2004, the Company issued 275,000 shares for consulting services rendered in connection with a financing transaction, which shares were valued at $27,500.00.

In June 2004, the Company issued 100,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $10,000.00.

In June 2004, the Company issued 25,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $2,500.00.

In June 2004, the Company issued 15,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $1,500.00.

In June 2004, the Company issued 50,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $5,000.00.

In June 2004, the Company issued 15,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $1,500.00.

In June 2004, the Company issued 15,000 shares to an employee as bonus compensation for services rendered in 2003, which shares were valued at $1,500.00.

In June 2004, the Company issued 600,000 shares for professional services to be rendered during 2004, which shares were valued at $60,000.00.

In June 2004, the Company issued 950,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $95,000.00.

In June 2004, the Company issued 750,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $75,000.00.

In June 2004, the Company issued 2,000,000 shares under a consulting agreement for services to be rendered during 2004, which shares were valued at $200,000.00.

In June 2004, the Company issued 250,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $25,000.00.

In June 2004, the Company issued 154,000 shares for consulting services rendered in connection with a business acquisition, which shares were valued at $15,030.00.

In June 2004, the Company issued 175,000 shares to a vendor for services to be rendered during the next twelve months, which shares were valued at $17,500.00.

In June 2004, the Company issued 175,000 shares to a vendor for services to be rendered during the next twelve months, which shares were valued at $17,500.00.

In June 2004, the Company issued 280,000 shares to an employee as compensation for services rendered during the first half of 2004, which shares were valued at $21,000.00.

In June 2004, the Company issued 480,000 shares to an employee as compensation for services rendered during the first half of 2004, which shares were valued at $36,000.00.

In June 2004, the Company issued 200,000 shares to an employee as compensation for services rendered during the fourth quarter of 2003 and the first quarter of 2004, which shares were valued at $40,000.00.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of and for the six months ended June 30, 2005 and 2004, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of the Company, including subsidiaries, and include the accounts of the Company and all of its subsidiaries.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the SEC on April 6, 2005 and the current report filed on Form 8-K/A with the SEC on August 4, 2005. Certain reclassifications and adjustments may have been made to the categories presented in the financial statements for the comparative period of the prior fiscal year to conform to the 2005 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Principles of Consolidation

On June 9, 2005 the Company held a Special Meeting of Shareholders at which its Articles of Incorporation were amended to change the name of the Company from USURF America, Inc. to Cardinal Communications, Inc. See Item 4. Submission of matters to a vote of security holders below

The accompanying consolidated financial statements include all the accounts of the Company and all majority owned and/or controlled subsidiaries. At June 30, 2005 the Company has recorded minority interest of $3,976,806 representing third party ownership of the entities not wholly owned by the Company.

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

Stock-Based Compensation

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123. No options have been granted to employees, officers or directors during 2005.

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs which are valued at the stock price on the date of a particular agreement or the value of services are recorded as a reduction of stockholders’ equity and are amortized over the useful lives of the respective agreements.

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

The Company recognizes revenue from non-development construction consulting service activities when performed and there are no remaining service obligations.

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

Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the unit, an average lot cost by project based on land acquisition and development costs, and closing costs and commissions. Construction related overhead and salaries are also capitalized and allocated proportionately to projects being developed. Construction cost of the unit includes amounts paid through the closing date of the unit.

Major components of inventory at June 30, 2005 were:

Residential/Commercial units under construction	$20,602,681
Land under development	22,823,496

Total real estate and land inventory	$43,426,177

Bad Debt

The Company estimates the amount of uncollectible accounts receivable and records an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company at December 31, 2004 evaluated its goodwill for impairment and determined the fair value of its goodwill exceeded the book cost. In 2005, $6,841,073 has been recorded as goodwill in relation to the acquisition of Sovereign Partners LLC. See Note 5. Acquisitions below.

Intangibles

Classification of intangible assets and accumulated amortization at June 30, 2005 were as follows:

Description
Contracts	$201,604
Right of entry agreements	95,000
Customer base	1,955,084
Goodwill	8,661,897
Totals	10,913,585
Accumulated amortization	(660,937)
Intangibles, net	$10,252,648

For the six months ended June 30, 2005, the Company recognized $443,853 of amortization expense.

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

Marketable Securities and Comprehensive Loss

In May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay us $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to us do not have a market value of at least $600,000, then ZKID would issue additional shares to us for the difference. At this time there is doubt that Zkid Network will be able to fully satisfy the terms of this agreement and therefore the Company is recording the unrealized loss as comprehensive loss. At June 30, 2005 the market value of the 4,000,000 shares was $48,800 and therefore the Company recorded a $551,200 comprehensive loss.

Note 3. Stock, Option and Warrant Issuances

During the six months ended June 30, 2005, the Company issued shares of common stock and Convertible Series B Preferred stock, as follows:

35,000,000 shares of common stock to acquire various businesses or business assets;

37,424,274 shares of common stock in exchange for consulting, compensation and other services;

2,357,477 shares of common stock in exchange for debt forgiveness; and

100,000 shares of convertible Series B Preferred Stock to acquire various business or business assets. Each share of convertible Series B Preferred Stock is convertible into 100 shares of common stock.

Note 4. Financing Transactions

Senior Secured Debt

The Company and Evergreen Venture Partners, LLC (“Evergreen”) entered into a Surrender and Exchange Agreement effective as of February 18, 2005, the Closing date of the acquisition of Sovereign. Under the terms of the Surrender and Exchange Agreement Evergreen surrendered 17,000,000 shares of common stock owned by it (the “Surrendered Shares”). Evergreen also surrendered warrants to purchase 15,316,667 shares of common stock (the “Surrendered Warrants”). The Surrendered Shares and the Surrendered Warrants have been canceled and are of no further force or effect. In consideration of the Surrendered Shares and Surrendered Warrants, the Company issued to Evergreen a new promissory note in the principal amount of $750,000 (the “Note”). The Note provides for the lump sum payment of the principal amount of the Note on July 1, 2006. However, should the trading price of the Company’s common stock be greater than $0.21 per share for a consecutive thirty day period, the Note shall terminate and the Company will have no further obligation to Evergreen under the Note.

Additionally, in February 2005 the Company modified the terms of its 2004 private placement agreements with Crestview Capital Master Fund, LLC (Crestview”) and other affiliates of Crestview totaling $4,420,000 (the “Modification”) such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures and the warrants issued in connection with the private placements to purchase an aggregate of 31,626,372 shares of common stock were surrendered and canceled. If the Company’s common share price exceeds $0.25 per share for 30 consecutive days, payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

At June 30, 2005 total notes payable under the above is $5,170,000 with debt discount of $473,081 netted against the balance resulting in a notes payable balance of $4,696,919 .

During the six months ended June 30, 2004, the Company borrowed $543,000 under a convertible loan agreement bringing the balance to $600,000. This amount was subsequently converted into 5,000,000 shares of common stock and 10,000,000 warrants (the warrants were canceled in 2005 in connection with the Surrender and Exchange Agreement described above). The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the six months ended June 30, 2004 interest expense of $555,800 was recorded relating to the accretion of the convertible promissory note to its face value.

In March 2004, the Company completed a private placement with Crestview Capital Master Fund, LLC and other affiliates of Crestview totaling $2,095,000 represented by convertible debentures convertible into common stock at $0.10 per share, with 125% warrant coverage with an exercise price of $0.12 per share. The convertible debentures, if not converted, are due July 1, 2006 and bear interest at six percent (6%) payable quarterly. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $934,798 and is being amortized over eighteen months, the term of the convertible note. As of June 30, 2004 interest expense of $207,733 was amortized and recorded as additional interest expense. The $2,095,000 and related warrants were included in the 2005 Modification described above.

During the second quarter of 2004, Atlas arranged for the Company to complete the closing of additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share, with 75% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due June, 2006 and bear interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical with those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $491,830 and will be amortized over 24 months, the term of the convertible note. The $1,575,000 and related warrants were included in the 2005 Modification described above.

Construction Lines of Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At June 30, 2005 the aggregate borrowings under the lines-of-credit total $16,832,437 . Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by the individual members of each development entity. Interest rates range from 4.25% to 7.75%, and have maturity dates ranging from August 2005 through November 2006, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of June 30, 2005, the construction lines-of-credit outstanding amounts range from $295,860 to $4,132,379, utilizing seven different lenders.

Notes Payable and Related Party Debt

In May 2005, the Company entered into a note payable with Jantaq, Inc. (“Jantaq”) totaling $50,000. The note bore interest at an annualized rate of nine (9%) payable when the note was due July 18, 2005. In June of 2005, the Company increased the borrowings on the note by $75,000. The face value of the note, $125,000 and interest of $1,125, was satisfied in June 2005 with 2,357,477 shares of common stock.

Through the Company’s subsidiary Sovereign Partners, LLC the Company has both debt collateralized by real estate and other unsecured term debt. These notes payable totaled $21,355,277 at June 30, 2005. Interest rates range from 5% to 10%, and have maturity dates ranging from September 2005 through December 2011. As of June 30, 2005, the notes payable outstanding amounts range from $1,088 to $4,158,511, utilizing sixteen different lenders.

The Company has related party debt of $ 3,951,343 at June 30, 2005, utilizing six different related parties. Interest rates range from 6.00% to 16.00%, and have maturity dates ranging from October 2005 through October 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of June 30, 2005, the related party debts outstanding amounts range from $1,001 to $818,733, utilizing nine different lenders.

Note 5. ACQUISITIONS

Sovereign Partners, LLC

On February 18, 2005, the Company closed on the acquisition with Sovereign Partners, LLC (Sovereign) to acquire 100% of the membership interests of Sovereign from the Members in exchange for the issuance of 35,000,000 shares of the Company’s common stock and 100,000 shares of the Company’s newly created Series B Convertible Preferred Stock. Under the terms of the acquisition agreement the members are to be issued an additional 125,000 shares of Series B Preferred Stock on each of January 1, 2006 and July 1, 2006. As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of the Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments. See Sovereign Acquisition under Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations below.

This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill totaling approximately $6,841,073. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”) the Company evaluates its goodwill for impairment annually. Pro forma results of operations are presented on a Current Report on Form 8-K by amendment filed August 4, 2005. Financial statements for years ended 2002, 2003 and 2004 are included in the August 4, 2005 Current Report on Form 8-K/A.

Sovereign Preliminary Purchase Price Allocation

Consideration
Stock	$5,705,000
Transaction costs	294,765
Minority Interest	4,750,672
Assumption of liabilities	43,003,203
Adjusted Purchase Price	53,753,640

Allocation to Assets	(46,912,567)

Residual Value of Goodwill	$6,841,073

The preliminary estimate of assets represents management’s best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date. The Company has engaged a third party business valuation expert to assess the fair market value of Sovereign and its assets.

The following unaudited proforma condensed statements of operations assumes the Sovereign Partners, LLC acquisition occurred on January 1, 2005 and presents proforma financial information for the six months ended June 30, 2005.

Proforma adjustments, in the opinion of management, only an adjustment to expenses is currently necessary to present fairly such unaudited proforma condensed statements of operations.

	January 1 to	January 1 to
	June 30	February 18	Proforma	Proforma
	Cardinal	Sovereign	Adjustments	Combined

Revenues	$12,851,297	$3,240,113	$-	$16,091,410

Expenses
Costs of Goods Sold	7,457,777	2,639,582		10,097,359
Depreciation and amortization	719,346	37,842		757,188
General and administrative	7,020,384	583,500	4,375	7,608,259
Total Operating Expenses	15,197,507	3,260,924	4,375	18,462,806

Operating (loss)	(2,346,210)	(20,811)	(4,375)	(2,371,396)
Other (expense)	(857,401)	(45,957)		(903,358)

Net (loss)	$(3,203,611)	$(66,768)	$(4,375)	$(3,274,754)

Net (loss) per common share	(0.01)			(0.01)
Weighted average shares outstanding	234,745,683			234,745,683

Note 5. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into a $500,000 note payable agreement with a related party, Ed Buckmaster. Mr. Buckmaster is the general partner of AEJM Enterprises Limited Partnership, a shareholder of the Company. The terms of the agreement are for 12% simple interest over the life of the note and the note is due September 1, 2005.

Subsequent to quarter end, the Company secured a $10 million credit line from Jantaq, Inc. As of the date of this report, no borrowings have been made on this line of credit.

Subsequent to quarter end, the Company retained the services of Catapult PR-IR, LLC to service the Company’s public relations program.

Subsequent to quarter end, the Company retained the services of Pfeiffer High to service the Company’s investor relations program.

Subsequent to quarter end the former CEO, Douglas O. McKinnon filed for arbitration in the state of Colorado to settle the terms of his former employment agreement. Mr. McKinnon terminated his agreement effective April 19, 2005. No action has yet to be taken with this arbitration request.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements and Associated Risks

This report contains forward-looking statements, including statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans and (d) our ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, the forward-looking statements contained in this report may not occur. Except to fulfill our obligation under the United States securities laws, we do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview of Our Business

During 2004 and through June 30, 2005, we continued to implement and expand our business plan as a provider of enhanced telephone (voice) services, cable television (video) and Internet (data) services to business and residential customers. Since the completion of the acquisition of Sovereign Partners, LLC in February 2005, we also offer integrated construction and construction management services, as well as broadband communications design, implementation, and operations services to other large developers and municipalities seeking to deploy broadband services. Our current business plan involves obtaining, through internal growth, as many voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties that would provide an immediate or potential customer base for our services.

Sovereign Acquisition

On January 26, 2005, we entered into a Securities Purchase Agreement with Sovereign Partners, LLC, a Colorado limited liability company and each of the members of Sovereign (the “Acquisition”). We closed on the Acquisition Agreement on February 18, 2005. As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling units (apartment) and planned community developments (“developments”). As part of these new developments, all communications infrastructure (voice, video, data, fiber to the home, etc) will be engineered jointly by Cardinal and Sovereign. The communications facilities will be owned by Cardinal and the ongoing communications services, after sale of the developments, will be provided and operated by a Cardinal subsidiary, resulting in residual revenue streams to Cardinal. The terms of the agreement are described on Registrant's Current Report on Form 8-K filed with the SEC on February 22, 2005 and amended August 4, 2005.

Certain Relationships and Related Transactions

On December 20, 2004, Mr. Ed Garneau became a member of our Board of Directors. On February 18, 2005, we closed on the acquisition of Sovereign Partners LLC (described above under “Recent Developments” under Note 5 and Item 2 of this Quarterly Report). At the time the Acquisition was negotiated, signed and closed, Mr. Garneau was both an indirect shareholder and Director of our Company and the Manager of Sovereign Partners LLC. Mr. Garneau also owned direct and indirect economic interests in Sovereign at and prior to the closing of the Acquisition. Upon the closing of the Acquisition, Mr. Garneau assumed the title of Chief Operating Officer of our Company and entered into an Employment Agreement with us.

Additionally, in connection with the acquisition of Sovereign, we assumed certain of the obligations of Sovereign, including certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes. The following table sets forth the individual amounts totaling $ 3,951,343 due as of June 30, 2005 to these individuals and entities:

Name and Relationship	Amount	Interest	Due
		Rate	Date

Byron Young, Director and Shareholder	$1,001	0%	None
Jeffrey Fiebig, Director and Shareholder	108,000	16%	Dec '05
AEJM Enterprises, Limited Partnership, (1)	700,000	10%	Oct '05
Thunderbird Management Limited Partnership, Shareholder	800,000	10%	Aug '06
Thunderbird Management Limited Partnership, Shareholder	702,682	12%	None
Bob Searls, Shareholder (2)	818,733	6%	May '33
Investors and/or Partners in Sovereign Partners as group	820,927	4-12%	Oct '05 - May '34

Total	$3,951,343

(1) The general partner of AEJM Enterprises Limited Partnership, Ed Buckmaster is a shareholder of the Company.
(2) Mr. Searls is also the general partner of Searls Family LLLP which is a shareholder of the Company.

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

	Real Estate	Communications	Total

Revenue	$7,959,991	$4,891,306	$12,851,297
Net Income (Loss)	586,988	(4,001,589)	(3,414,601)
Interest (Expense)	(162,502)	(266,944)	(429,446)
Depreciation and Amortization	112,457	606,889	719,346
Assets	$45,426,777	$16,694,840	$62,121,617

Current Sovereign Projects

Mountain View at West T-Bone Ranch, Greeley, CO

Mountain View at West T-Bone Ranch is a 21 acre multi-dwelling unit development located in southwest Greeley, Colorado with onsite amenities including a clubhouse with pool, hot tub, and fitness room. The completed project will have 216 units consisting of two-story flats with detached garages, along with 7-unit and 4-unit town homes with attached garages. 80 units have been sold to date with an average sale price of $135,796.

The Renaissance at Fox Hill, Greeley, CO

The Renaissance at Fox Hill is a 13 acre multi-dwelling unit development located in Greeley, Colorado. The completed project will contain 110 dwelling units consisting of two story stacked flats/carriage units with direct access garages and 4-unit town homes with attached garages. 41 units have been sold to date with an average sale price of $179,667.

Colony Ridge Condominiums, (Settler’s Chase) Thornton, CO

The Colony Ridge Condominiums are a mix of 4 three-story stacked flats over one level of underground parking with elevators, and 98 town home-style residences on a 7.24 acre parcel in Thornton, Colorado. Colony Ridge at Settler’s Chase is the final phase in the master planned community of Settler’s Chase, located in Thornton, Colorado. 21 units have been sold to date with an average sale price of $180,219.

SR Condominiums, Parker, CO

The SR Condominiums are a mix of two and three story stacked flats with detached garages marketed as Hunter’s Chase Condominiums in Parker, Colorado. The completed project will include 188 dwelling units situated on a 13 acre parcel located at the corner of Stroh Road and Motsenbacker Road in Parker, and includes a clubhouse featuring an outdoor swimming pool and spa. 15 units have been sold to date with an average sale price of $152,900.

Millstone at Clear Creek, Golden, CO

The Millstone at Clear Creek consists of three four-story condominium buildings each with a ground level parking structure located on approximately 1.7 acre parcel in Golden, Colorado. The completed project will have 78 dwelling units and is located on 12th street between Washington Street and Ford Street adjacent to Clear Creek. 23 units have been contracted for, to-date with an average sale price of $300,770.

Pumpkin Ridge, Greeley, CO

The Pumpkin Ridge development consists of 78 lots in the Pumpkin Ridge subdivision located in west Greeley, Colorado. The plan is to build single and two-story single family detached residences on each of the lots. 10 units have been sold to date with an average sale price of $266,100.

Settler’s Commercial Development, Thornton, CO

Settler’s Commercial Development is the commercial/retail component of a master planned community. This 3.8 acre parcel is the final piece of the Settler’s Chase subdivision to be developed and is located in Thornton, Colorado. Leases with 3 Margaritas Restaurant to anchor the site and is in negotiations with other tenants.

Parker Commercial, Parker, CO

Parker Commercial consists of 18.5 undeveloped commercial acres located within the downtown core of Parker, Colorado, and is situated between Twenty Mile Road and Dransfeldt Road. This property is currently on the market for approximately $3.5 million.

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2004 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the six months ended June 30, 2005, we incurred a net loss of $3,414,601 . As of June 30, 2005, Cardinal had an accumulated deficit of $64,579,296 . We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. These critical accounting policies are described in more detail under item 6 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 6, 2005 and the current report filed on Form 8-K/A with the Securities and Exchange Commission on August 4, 2005. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Results of Operations

Six Months Ended June 30, 2005 And 2004

Revenues

For the six months ended June 30, 2005 and 2004, Cardinal had revenue of $12,851,297 and $2,459,743 , respectively, an increase of $10,391,554 . This increase is primarily due to the acquisitions of Sovereign Partners, LLC. In February 2005, Cardinal’s revenues were derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services, residential units, rental from commercial properties, fees from mortgage operations and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the six months ended June 30, 2005 and 2004, operating expenses were $7,739,730 and $5,468,028 , respectively. During the six months ended June 30, 2005, operating expenses consisted primarily of professional and consulting fees of $2,163,561 , of which $2,549,882 were paid in stock, salaries and commissions of
$2,633,773 , and other general and administrative expenses of $2,036,823 consisting of bad debt related to Get-A-Phone of $467,686 , software expense of $182,603 , Long Distance Telephone expense of $136,186 , and numerous small expenses.

Net loss

For the six months ended June 30, 2005, we had a net loss of $3,414,601 or $0.015 per share. In the comparable period of the prior year, we had a net loss of $5,433,003 , or $0.037 per share.

Liquidity

Currently, we believe we have sufficient working capital, cash on hand and cash to be generated from operations to continue current business operations indefinitely. For the six months ended June 30, 2005 we generated $992,014 cash from operations and at June 30, 2005 we had cash on hand of $929,807 .

We anticipate that any additional capital needs will be met through financing transactions. We may also seek other sources of financing to fund operations, although we may not be successful in such efforts. We may not be able to secure adequate capital as we need it.

Cash Used in Operating Activities

During the six months ended June 30, 2005, our operations generated cash of $992,014 compared to using $2,883,139 during the same period in 2004. For the six months ended June 30, 2004, the use of cash was a direct result of the lack of revenues compared to operating expenses. During the six months ended June 30, 2005, $372,761 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2004 we incurred accreted interest expense of $784,025 .

Cash Used in Investing Activities

During the six months ended June 30, 2005, we engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies including the acquisition of cash from Sovereign of $1,352,147 . The total value of capital investments for the period resulted in a cash gain for the period of $341,437 compared to using $2,611,110 for the same period in 2004.

Cash Provided by Financing Activities

During the six months ended June 30, 2005, we paid down notes payable with cash by $1,178,601 which when netted with our other financing activity resulted in a financing use of cash of $1,134,016 compared to $5,701,700 provided during the same period in 2004. Further detail of our financing activities is provided in Notes to Consolidated Financial Statements, Note 4.

Off-Balance Sheet Financing Activities

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Factors Affecting our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	we have a limited operating history with significant losses;

•	the market price of our common stock is very volatile and the value of your investment may be subject to sudden decreases;

•	a low market price may severely limit the potential market for our common stock, and

•	our stock is categorized as a "penny stock."

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

In its opinion on our financial statements for the year ended December 31, 2004, our independent auditor, AJ. Robbins PC expressed substantial doubt about our ability to continue as a going concern because of our recurring losses and negative working capital.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. IF WE ARE UNABLE TO BECOME PROFITABLE, OUR OPERATIONS WILL BE ADVERSELY EFFECTED.

We have incurred annual operating losses since our inception. As a result, at June 30, 2005, we had an accumulated deficit of $64,579,296 . Our gross revenues for the six months ended June 30, 2005 and 2004, were $12,851,297 and $2,459,743 with losses from operations of $2,346,210 and $4,561,463 and net losses of $3,414,601 and $5,433,003 respectively.

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

From time to time we engage in discussions with third parties concerning potential acquisitions of businesses, products, technologies and other assets. Acquisitions may require us to make considerable cash outlays and can entail the need for us to issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. Acquisitions involve a number of additional risks, including:

•	difficulties in and costs associated with the assimilation of the operations, technologies, personnel and products of the acquired companies,

•	assumption of known or unknown liabilities or other unanticipated events or circumstances,

•	risks of entering markets in which we have limited or no experience, and

•	potential loss of key employees.

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

WE HAVE SENIOR SECURED CONVERTIBLE DEBENTURES TOTALING $4,420,000 DUE IN 2006, COLLATERALIZED BY ALL OUR ASSETS. WE DO NOT HAVE THE FUNDS AVAILABLE TO PAY THESE DEBENTURES IF NOT CONVERTED INTO COMMON STOCK. IF THE DEBENTURES ARE NOT PAID OR CONVERTED, THE DEBENTURE HOLDERS COULD FORECLOSE ON OUR ASSETS.

During 2004, we entered into a series of private placements totaling $4,420,000 in senior secured debentures, convertible into common stock. If not converted, the debentures are due on July 2, 2006. The debentures bear interest at rates from six percent (6%) to twelve percent (12%) and are collateralized by our assets. We do not currently have the funds to pay these debentures and we cannot assure you that we will have the funds to pay them on the due dates. If the debentures are not paid or converted, the debenture holders could foreclose on our assets.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At June 30, 2005, we had 409,685,470 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

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

Sovereign Partners, LLC, a wholly owned subsidiary of the Company, (Sovereign) performs residential and commercial construction activities directly and through sub-contractors. Such activities frequently give rise to warranty claims and personal injury claims against Sovereign and other job contractors. Although Sovereign has procedures in place to assist in the prevention of such claims, litigation arising from accidents and warranty issues are an inevitable part of the business. While Sovereign maintains insurance for such claims in reasonable amounts to protect it from losses, we cannot predict if any pending or future claims will have an adverse impact on our financial condition and results of operations. Also, we cannot be certain that liability insurance will continue to be available to Sovereign on terms acceptable to Sovereign, if at all. Loss of Sovereign’s liability insurance could have an adverse impact on our financial condition and results of operations.

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

Item 3. Controls and procedures

As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our controls and procedures are effective in timely alerting them to material financial information required to be disclosed and included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

Sovereign Homes, LLC, et al, (various affiliates of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company) are defendants in a personal injury proceeding known as Gumaro Gomez v. Sovereign Homes, LLC, et al. pending in the Colorado Court of Appeals. The case involves claims for personal injuries allegedly sustained while performing work at a development site for one of the defendants’ sub-contractors. The plaintiff asserts damages between $800,000 and $1,500,000. The defendants deny direct liability for the injury or the damages, and assert that all costs are covered by adequate insurance maintained by Terra Firma (a co-employer) and its insurance company Zurich American Insurance Company. On June 2, 2005, the Colorado Court of Appeals ruled in favor of Sovereign Companies, LLC, Sovereign Homes, LLC, and Rocky Mountain Panel, LLC, and against the plaintiffs (Terra Firma and Zurich North American Insurance Company) in this matter. The result is that the Colorado Court of Appeals has determined that Terra Firma and Zurich are fully liable for the workers compensation claim of Mr. Gomez, and that Sovereign Companies, LLC, et al., all have the benefit of existing insurance and Workers Compensation funds. The time for any appeal by Terra Firma and Zurich, has expired, and the matter is no longer appealable.

Sovereign Companies, LLC (an affiliate of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), is a defendant in a case entitled, Sovereign Bank v. Sovereign Companies, LLC, pending at the United States Patent and Trademark Office (Cancellation No. 92043948). The petitioner seeks to prevent Sovereign Companies, LLC from using the name “Sovereign Mortgage.” A tentative settlement has been reached whereby Sovereign Partners LLC would be able to continue using the name “Sovereign” in connection with certain home and realty products and services.

SR Condominiums, LLC (an affiliate of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), has been notified that one of its sub-contractors and its supplier have filed mechanics liens on a project known as “Hunter’s Chase Condominiums” in Arapahoe County, Colorado. The sub-contractor and the supplier each assert that there is money owed to them by SR Condominiums in the aggregate amount of $163,000. If the status of the liens and claims are not resolved, the assets under the liens will be subject to foreclosure. Neither entity has filed a complaint against SR Condominiums. SR Condominiums intends to vigorously defend the potential claims, but cannot control the outcome or any losses that may be incurred. The Company does not believe that the outcome of this matter, even if adverse, would be material to the Company’s operations and financial results as a whole.

Sovereign Companies, LLC, Mountain View, at T-Bone, LLC (“Mountain View”), and Mr. Edouard A. Garneau have filed a declaratory relief action against certain members of Mountain View seeking a determination of the various rights and obligations of the members. The action is titled Sovereign Companies, LLC; Mountain View at T-Bone, LLC, et al. v. Yale King, et al., pending in Larimer County District Court in Colorado. The declaratory relief action seeks to clarify the roles and responsibilities of certain members and the operational authority of the individual managers of Mountain View. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common stock and preferred stock.

In a related action, Sovereign Companies, LLC (“Sovereign”) and Mr. Edouard A. Garneau (“Garneau”) in his capacity as Manager of Sovereign and Mountain View at T-Bone, LLC (“Mountain View”), have been named in a lawsuit brought by several individual members of Mountain View claiming unspecified damages for breach of contract by Sovereign and Garneau, and for other causes of action against Garneau individually, seeking unspecified damages. The suit is entitled Yale King, et al, v. Sovereign Companies LLC and Edouard A. Garneau, pending in the Weld County District Court in Colorado. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common stock and preferred stock. Sovereign disputes the allegations and intends to vigorously defend the action. However, the Company and the defendants cannot control the outcome and the extent of the losses, if any, that may be incurred.

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

Rocky Mountain Panel, LLC (a dissolved wholly-owned subsidiary of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company) is a subcontractor to a general contractor named in a lawsuit known as Carlyle Park HOA v. Trimark Communities/D.R. Horton Inc., et al. pending in the District Court, Arapahoe County, Colorado. The framing division of Rocky Mountain Panel, LLC, performed as a framing subcontractor to Trimark Communities/D.R. Horton Inc. at the Carlyle Park residential project in Highlands Ranch, Colorado. Rocky Mountain Panel was contracted to perform “finish” framing after another framing subcontractor performed at the project. The Carlyle Park homeowners have filed a lawsuit against Trimark Communities/D.R. Horton Inc., alleging certain defects in workmanship at the project, including framing. Rocky Mountain Panel has been invited by the general contractor to participate in a global mediation among all of the companies who worked on the project. In coordination with its insurance carrier, who is actively investigating the matter under a reservation of rights, Rocky Mountain Panel has thus far declined to participate in the mediation process. At this time it is impossible to estimate the dollar amount of this potential claim, as Rocky Mountain Panel has not been joined in the lawsuit. Should Rocky Mountain Panel, LLC, become involved in the lawsuit, the Company intends to vigorously defend this action. However, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

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

Item 3. Defaults upon senior securities

None.

Item 4. Submission of matters to a vote of security holders

Special Meeting of Shareholders

On June 9, 2005 Cardinal Communications, Inc. (the “Company”) held a Special Meeting of Shareholders. The number of issued and outstanding shares of the Common Stock of Cardinal Communications, Inc. as of April 21, 2005, the record date established by the Board of Directors for determining shareholder eligibility to vote at the meeting, was 241,538,647; the number of issued and outstanding shares of the Series A Preferred Stock of Cardinal Communications, Inc. eligible to vote at the meeting, was 10,000; and the number of issued and outstanding shares of the Series B Preferred Stock of Cardinal Communications, Inc. eligible to vote at the meeting, was 100,000.

Each of the common shares voting at the meeting was entitled to one vote. Each of the Series A preferred shares voting at the meeting was entitled to 2000 vote(s). Each of the Series B preferred shares voting at the meeting was entitled to 100 vote(s). There were represented personally or by proxy at the meeting stockholders holding an aggregate of 197,850,353 shares of the Common Stock of Cardinal Communications, Inc., representing 82% percent of the total shares eligible to vote; 10,000 shares of the Series A Preferred Stock of Cardinal Communications, Inc., representing 100% percent of the total Series A shares eligible to vote; and 100,000 shares of the Series B Preferred Stock of Cardinal Communications, Inc., representing 100% percent of the total Series B shares eligible to vote.

During the meeting the following items were approved:

(1)
ELECTION OF FIVE DIRECTORS. Dave Weisman, Richard E. Wilson, Ed Garneau, Jeffrey Feibig and Byron Young elected to serve as directors of the Company until our next annual meeting of shareholders, or until their respective successors are elected and qualified. There are no other directors are on our Board of Directors.

(2)	RATIFICATION AND APPROVAL OF AUDITORS. The selection of AJ. Robbins, PC as the Company’s independent auditors for the fiscal years ending December 31, 2004 and December 31, 2005 was ratified.
(3)
APPROVAL OF AMENDMENT TO INCREASE OUR AUTHORIZED COMMON SHARES. Our Articles of Incorporation were amended to increase the common shares we have authority to issue from 400,000,000 shares of common stock to 800,000,000 shares of common stock. The amendment is filed herein as Exhibit 3.9.

(4)
APPROVAL OF REVERSE COMMON STOCK SPLIT. Our Board of Directors has been given the discretionary authority, prior to the next annual meeting of shareholders, if the Board deems it in the best interest of the Shareholders, to amend our Articles of Incorporation to effect a reverse stock split of one of the following amounts: i) one share of common stock for three shares of common stock; ii) one share of common stock for five shares of common stock, iii) one share of common stock for seven shares of common stock or iv) one share of common stock for ten shares of common stock.

(5)
APPROVAL OF FORWARD COMMON STOCK SPLIT. Our Board of Directors has discretionary authority, prior to the next annual meeting of shareholders, if the Board deems it in the best interest of the Shareholders, to amend our Articles of Incorporation to effect a forward stock split of two common shares of common stock for each one share of common stock.

(6)
APPROVAL OF THE CHANGE OF THE COMPANY’S NAME. Our Articles of Incorporation were amended to change the name of the Company from USURF America, Inc. to Cardinal Communications, Inc. Articles of Amendment to Articles of Incorporation are filed herein.

Votes of the common stockholders received and tabulated at the meeting were as follows:

Proposal 1. The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the Annual Meeting of Stockholders to be held in the year 2006 and until his successor shall be elected and qualified was as follows:

	FOR	ABSTAIN	AGAINST

David Weisman	191,248,919	739,944	5,861,490
Edouard Garneau	194,059,679	711,934	3,078,740
Richard Wilson	189,599,404	5,581,334	2,669,615
Jeffrey Feibig	189,679,378	5,433,934	2,737,041
Byron Young	194,478,329	841,434	2,530,590

For the purposes of tabulating votes, directors are elected by a plurality of votes. Abstentions and negative votes had no effect.

Proposal 2. The number of shares cast for, against and withheld with respect to confirmation of A.J. Robbins, P.C., as the Company’s auditors was as follows:

FOR	ABSTAIN	AGAINST

195,380,974	613,422	1,855,957

Proposal 3. The number of shares cast for, against and withheld with respect to approval of the increase of the Company’s authorized capital stock was as follows:

FOR	ABSTAIN	AGAINST

186,263,480	398,879	11,187,994

Proposal 4. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a reverse stock split was as follows:

FOR	ABSTAIN	AGAINST

179,060,743	273,436	18,516,174

Proposal 5. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a forward stock split was as follows:

FOR	ABSTAIN	AGAINST

186,957,156	1,304,286	9,588,911

Proposal 6. The number of shares cast for, against and withheld with respect to approval of the change of the Company’s name was as follows:

FOR	ABSTAIN	AGAINST

194,232,175	547,081	3,071,097

9. Votes of the Series A Preferred Stockholders received and tabulated at the meeting were as follows:

Proposal 1. The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the Annual Meeting of Stockholders to be held in the year 2006 and until his successor shall be elected and qualified was as follows:

	FOR	ABSTAIN	AGAINST

David Weisman	10,000
Richard Wilson	10,000
Edouard Garneau	10,000
Jeffrey Feibig	10,000
Byron Young	10,000

Proposal 2. The number of shares cast for, against and withheld with respect to confirmation of A.J. Robbins, P.C., as the Company’s auditors was as follows:

FOR	ABSTAIN	AGAINST

10,000

Proposal 3. The number of shares cast for, against and withheld with respect to approval of the increase of the Company’s authorized capital stock was as follows:

FOR	ABSTAIN	AGAINST

10,000

Proposal 4. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a reverse stock split was as follows:

FOR	ABSTAIN	AGAINST

10,000

Proposal 5. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a forward stock split was as follows:

FOR	ABSTAIN	AGAINST

10,000

Proposal 6. The number of shares cast for, against and withheld with respect to approval of the change of the Company’s name was as follows:

FOR	ABSTAIN	AGAINST

10,000

10. Votes of the Series B Preferred Stockholders received and tabulated at the meeting were as follows:

Proposal 1. The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the Annual Meeting of Stockholders to be held in the year 2006 and until his successor shall be elected and qualified was as follows:

	FOR	ABSTAIN	AGAINST

David Weisman	100,000
Richard Wilson	100,000
Edouard Garneau	100,000
Jeffrey Feibig	100,000
Byron Young	100,000

For the purposes of tabulating votes, directors are elected by a plurality of votes. Abstentions and negative votes had no effect.

Proposal 2. The number of shares cast for, against and withheld with respect to confirmation of A.J. Robbins, P.C., as the Company’s auditors was as follows:

FOR	ABSTAIN	AGAINST

100,000

Proposal 3. The number of shares cast for, against and withheld with respect to approval of the increase of the Company’s authorized capital stock was as follows:

FOR	ABSTAIN	AGAINST

100,000

Proposal 4. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a reverse stock split was as follows:

FOR	ABSTAIN	AGAINST

100,000

Proposal 5. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a forward stock split was as follows:

FOR	ABSTAIN	AGAINST

100,000

Proposal 6. The number of shares cast for, against and withheld with respect to approval of the change of the Company’s name was as follows:

FOR	ABSTAIN	AGAINST

100,000

Item 5. Other Information

Securities Purchase Agreement

On February 18, 2005, we acquired 100% of the membership interests of Sovereign from its Members in exchange for the issuance of shares of our common stock and shares of our newly created Series B Convertible Preferred Stock, $0.0001 par value per share (the "Preferred Stock"). As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments ("developments"). See “Sovereign Acquisition” included in Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations above for a detail description of the transaction and information related to the purchase.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO. DESCRIPTION

(1)	3.1 Articles of Incorporation of Registrant.
(6)	3.2 Bylaws of Registrant, as amended April 20, 2005.
(3)	3.5 Articles of Amendment to Articles of Incorporation of Registrant.
(4)	3.6 Articles of Amendment to Articles of Incorporation of Registrant.
(8)	3.7 Certificate of Designation of Series A Convertible Preferred Stock.
(6)	3.8 Certificate of Designation of Series B Convertible Preferred Stock.
#	3.9 Articles of Amendment to Articles of Incorporation of Registrant.
(2)	4.1 Specimen Common Stock Certificate.
(5)	4.2 Specimen Series A Preferred Stock Certificate.
(5)	4.3 Specimen Series B Preferred Stock Certificate.
(7)	4.4 Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934.

	EXHIBIT NO.	DESCRIPTION

(6)	21.1	Subsidiaries of Registrant.
#	31.1	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of President and CEO.
#	31.2	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of Principal Accounting Officer.
#	32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 of CEO and Principal Accounting Officer.

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-26385.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-96027.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.

(4) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999.

(5) Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 and amended on April 6, 2005.

(6) Incorporated by reference from Registrant’s Report on Form 10-QSB filed with the SEC on June 3, 2005.

(7) Incorporated by reference from Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed with the SEC on May 4, 2005.

# Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2005	CARDINAL COMMUNICATIONS, INC.

By: /s/ David A. Weisman
David A. Weisman
Chief Executive Officer