Form 10QSB
period 2005-09-30
CARDINAL COMMUNICATIONS, INC
filed 2005-11-21
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 001-15383

CARDINAL COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2117796
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

390 INTERLOCKEN CRESCENT, SUITE 900, BROOMFIELD, COLORADO 80021
(Address of principal executive offices)

(303) 285-5379
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 18, 2005, there were 292,186,611 shares of the issuer’s outstanding common stock.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

PART I - Financial Information

Item 1. Financial Statements

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)

FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS

Cash and cash equivalents	$700,746
Marketable securities	$38,000
Accounts receivable, net	$820,631
Other receivables	$384,826
Unamortized financing costs	$81,637
Deposits and prepaid expenses	$783,788
Property and equipment, net	$3,806,160
Real estate and land inventory	$44,925,223
Intangibles, net	$10,097,952
Other assets	$625,975
Total Assets	$62,264,938

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED BALANCE SHEET (Continued)
SEPTEMBER 30, 2005 (UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable	$3,210,845
Accrued expenses and other liabilities	3,379,353
Deferred revenue	557,031
Land and construction loans	33,866,367
Related party debt	4,738,534
Notes payable, net of discount	9,674,326
Total Liabilities	55,426,456

Commitments and Contingencies
Preferred Stock Committed	2,037,750
Minority Interest	4,194,583

Stockholders' equity:
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 10,000	1
Series B Convertible Preferred stock; issued and outstanding 100,000	10
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding 278,797,571	27,879
Additional paid-in capital	69,201,338
Deferred consulting	-
Comprehensive (loss)	(41,601)
Accumulated deficit	(562,000)
(68,019,478)
Total Stockholders' Equity	606,149
Total Liabilities and Stockholders' Equity	$62,264,938

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES
Revenues	$7,037,440	$2,638,971	$19,888,737	$5,098,714
Cost of goods sold	(5,480,602)	(918,791)	(12,938,379)	(2,471,969)
Gross profit	1,556,838	1,720,180	6,950,358	2,626,745

OPERATING EXPENSES
Depreciation and amortization	443,151	303,674	1,162,497	717,293
Professional fees	528,803	1,456,136	2,692,364	4,283,727
Rent	158,184	23,043	344,411	95,001
Salaries and commissions	1,921,117	467,475	4,554,890	1,030,871
Selling, general and administrative	1,152,812	1,401,954	3,189,635	2,993,418
Total operating expenses	4,204,067	3,652,281	11,943,797	9,120,309

(LOSS) FROM OPERATIONS	(2,647,229)	(1,932,102)	(4,993,439)	(6,493,565)

OTHER INCOME (EXPENSE)
Other income (expense)	576	(30,666)	(28,854)	(55,112)
Accretion of interest (expense) on convertible debt	(207,670)	(206,011)	(580,431)	(990,036)
Litigation settlement	(351,801)	0	(351,801)	0
Failed Acquisition Costs	0	(3,273,258)	0	(3,273,258)
Loss on Debt Modification	0	(1,568,688)	0	(1,568,688)
Gain (loss) on disposition of assets	0	75,613	(25,764)	75,613
Interest (expense)	(264,984)	(80,425)	(694,430)	(143,494)
Total other (expense)	(823,879)	(5,083,434)	(1,681,280)	(5,954,974)

(LOSS) BEFORE MINORITY INTEREST	(3,471,108)	(7,015,536)	(6,674,719)	(12,448,539)

(Income) loss attributable to minority interest	30,925	0	(180,065)	0

NET (LOSS) before imputed dividend	(3,440,183)	(7,015,536)	(6,854,784)	(12,448,539)

Imputed Dividend	0	(850,000)	0	(850,000)

NET (LOSS) before comprehensive loss	(3,440,183)	(7,865,536)	(6,854,784)	(13,298,539)

OTHER COMPREHENSIVE (LOSS) - unrealized holding (loss)	(10,800)	0	(562,000)	0

COMPREHENSIVE (LOSS)	$(3,450,983)	$(7,865,536)	$(7,416,784)	$(13,298,539)

Net (loss) per common share	$(0.0132)	$(0.0448)	$(0.0282)	$(0.0853)

Weighted average number of shares outstanding	260,556,939	175,491,835	243,349,435	155,878,255

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(formerly known as Usurf America, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before minority interest	$(6,674,719)	$(12,448,539)
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	1,162,497	717,293
Stock issued for consulting, fees and compensation	3,412,444	4,249,930
Stock options issued for consulting services	18,375	0
Accretion of interest expense on convertible debt	580,431	990,036
Loss on debt modification	0	1,568,688
Failed acquisition costs	0	1,830,000
Non cash change in Minority Interest	264,374	0
(Gain) Loss on sale of assets	25,764	(99,847)

Changes in Operating Assets and Liabilities:
Accounts receivable	(7,249)	(104,502)
Financing costs	292,741	0
Accounts payable	1,128,246	287,514
Accrued expenses and other liabilities	2,064,680	66,835
Deferred revenue	309,981	198,312
Other assets and liabilities	(461,973)	(445,783)
Real estate and land inventory	(7,652,027)	0
Net cash (used in) operating activities	(5,536,435)	(3,190,063)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	(194,711)	(709,412)
Cash paid for acquisitions	(294,765)	(1,045,000)
Purchases of intangibles & other assets	0	(1,319,028)
Cash acquired through acquisition	1,352,147	0
Proceeds from sale of assets	9,284	0
Net cash provided by (used in) investing activities	871,955	(3,073,440)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	20,730,438	4,963,000
Proceeds from related party notes payable	732,215	0
Payments on notes payable	(16,872,384)	(111,300)
Collections on subscriptions receivable	44,585	0
Issuance of common stock for cash	0	1,600,000
Net cash provided by (used in) financing activities	4,634,854	6,451,700

Net increase (decrease) in cash	(29,626)	188,197
Cash and cash equivalents, beginning of period	730,372	72,597
Cash and cash equivalents, end of period	$700,746	$260,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$360,821	$3,019
Stock issued for acquisition of assets	$5,705,000	$2,656,999
Stock issued for forgiveness of debt	$471,538	$0

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND OTHER CASH FLOW INFORMATION

Nine Months Ended September 30, 2005

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

In May 2005, we issued 800,000 shares under a consulting agreement, which shares were valued at $36,000.00.

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

In July 2005, we issued 121,212, shares under a consulting agreement, which shares were valued at $6,970.00.

In July 2005, we issued 121,212, shares under a consulting agreement, which shares were valued at $6,970.00.

In July 2005, we issued 625,000, shares under a consulting agreement, which shares were valued at $35,938.00.

In July 2005, we issued 209,920 shares to an employee through an employee stock purchase plan, which shares were valued at $10,000.00.

In July 2005, we issued 104,250 shares to an employee through an employee stock purchase plan, which shares were valued at $5,525.00.

In July 2005, we issued 77,135 shares to an employee through an employee stock purchase plan, which shares were valued at $4,088.00.

In July 2005, we issued 101,360 shares to an employee through an employee stock purchase plan, which shares were valued at $5,372.00.

In July 2005, we issued 86,860 shares to an employee through an employee stock purchase plan, which shares were valued at $4,604.00.

In September 2005, we issued 900,000, shares under a consulting agreement, which shares were valued at $36,900.00.

In September 2005, we issued 95,138 shares to an employee through an employee stock purchase plan, which shares were valued at $3,901.00.

In September 2005, we issued 57,436 shares to an employee through an employee stock purchase plan, which shares were valued at $2,355.00.

In September 2005, we issued 138,042 shares to an employee through an employee stock purchase plan, which shares were valued at $5,660.00.

In September 2005, we issued 11,756 shares to an employee through an employee stock purchase plan, which shares were valued at $482.00.

In September 2005, we issued 14,246 shares to an employee through an employee stock purchase plan, which shares were valued at $584.00.

In September 2005, we issued 184,942 shares to an employee through an employee stock purchase plan, which shares were valued at $7,583.00.

In September 2005, we issued 82,679 shares to an employee through an employee stock purchase plan, which shares were valued at $3,175.00.

In September 2005, we issued 82,679 shares to an employee through an employee stock purchase plan, which shares were valued at $3,183.00.

In September 2005, we issued 82,679 shares to an employee through an employee stock purchase plan, which shares were valued at $3,183.00.

In September 2005, we issued 86,599 shares to an employee through an employee stock purchase plan, which shares were valued at $3,334.00.

In September 2005, we issued 2,584 shares to an employee through an employee stock purchase plan, which shares were valued at $100.00.

In September 2005, we issued 2,584 shares to an employee through an employee stock purchase plan, which shares were valued at $100.00.

In September 2005, we issued 52,673 shares to an employee through an employee stock purchase plan, which shares were valued at $2,028.00.

In September 2005, we issued 51,184 shares to an employee through an employee stock purchase plan, which shares were valued at $1,971.00.

In September 2005, we issued 72,658 shares to an employee through an employee stock purchase plan, which shares were valued at $2,797.00.

In September 2005, we issued 70,053 shares to an employee through an employee stock purchase plan, which shares were valued at $2,697.00.

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Cardinal Communications, Inc. and subsidiaries (“Company”), and include the accounts of the Company and all of its subsidiaries.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the SEC on April 6, 2005 and the current report filed on Form 8-K/A with the SEC on August 4, 2005. Certain reclassifications and adjustments may have been made to the categories presented in the financial statements for the comparative period of the prior fiscal year to conform to the 2005 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and all majority owned and/or controlled subsidiaries. At September 30, 2005 the Company has recorded minority interest of $4,194,583 representing third party ownership of the entities not wholly owned by the Company. Sovereign Partners, LLC a wholly owned subsidiary of the Company consolidates all operations of its subsidiaries due to a controlling financial interest or a controlling management interest in these subsidiaries. Currently the company is formally dissolving Usurf Communications, Inc., Usurf TV, Inc. and Heritage Condominiums, LLC. As the Company finalizes construction projects, certain other entities will be dissolved in 2005.

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

Segment Information

The Company has two reportable segments: communications services and real estate activities. Communications services include individual, voice, video and data services as well as various combinations of bundled packages of these communications services. Real estate activities includes sales of residential single family units, rental from commercial properties and fees from mortgage operations.

The accounting policies of the segments are the same as those described in the summary of critical accounting policies. The Company's business is conducted through separate legal entities. Each entity is managed separately as each business has a distinct customer base and requires different strategic and marketing efforts. The following table reflects the income statement and balance sheet information for each of the reporting segments:

	Real Estate	Communications	Total

Revenue	$13,333,384	$6,555,353	$19,888,737
Net Income (Loss)	431,834	(7,286,618)	(6,854,784)
Interest (Expense)	(211,305)	(483,125)	(694,430)
Depreciation and Amortization	276,867	885,630	1,162,497
Assets	46,608,169	15,656,769	62,264,938

Stock-Based Compensation

Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method, as described in SFAS No. 123 Accounting for Stock-Based Compensation. No options have been granted to employees, officers or directors during 2005.

Stock for Services

The Company has issued stock pursuant to various consulting agreements. Deferred consulting costs which are valued at the stock price on the date of a particular agreement or the value of services, are recorded as a reduction of stockholders’ equity and are amortized over the useful lives of the respective agreements.

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

For the mortgage brokerage operations, the Company only acts as an agent to place mortgages with third parties. The Company recognizes revenue on fees received from the mortgage lenders on the day the loan is closed, which is also the day the Company receives payment. The Company receives a percentage of the loan closing by the third party sponsor based on the interest rate charged to the consumer. The Company also recognizes loan origination fees from borrowers.

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

Major components of inventory at September 30, 2005 were:

Residential/Commercial units under construction	$21,407,365
Land under development	23,517,858
Total real estate and land inventory	$44,925,223

Bad Debt

The Company estimates the amount of uncollectible accounts receivable and records an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 Goodwill and Other Intangible Assets and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company at December 31, 2004 evaluated its goodwill for impairment and determined the fair value of its goodwill exceeded the book cost. In 2005, $6,966,257 has been recorded as goodwill in relation to the acquisition of Sovereign Partners LLC. See Note 5. Acquisitions below.

Intangibles

Classification of intangible assets and accumulated amortization at September 30, 2005 were as follows:

Description
Right of entry agreements	$95,000
Customer base	1,955,084
Goodwill	8,787,081
Totals	10,837,165
Accumulated amortization	(739,213)
Intangibles, net	$10,097,952

For the nine months ended September 30, 2005, the Company recognized $638,831 of amortization expense.
In September 2005, the company decided to not extend its contracts available under the 2002 Neighborlync purchase and subsequently wrote off $166,835 of unamortized intangibles related to the initial Neighborlync purchase.

Loss Per Common Share

The loss per common share is presented in accordance with the provisions of SFAS No. 128 Earnings Per Share. Basic loss per common share has been computed by dividing the net loss available to the common stockholder by the weighted average number of shares of common stock outstanding for the period. The effect of considering all potential dilutive securities is not presented as the effects would be anti-dilutive.

Marketable Securities and Comprehensive Loss

In May 2004, the Company sold Children's Technology Group, Inc., d/b/a MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay the Company $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provided that if the shares issued to the Company do not have a market value of at least $600,000, then ZKID would issue additional shares to the Company for the difference. At this time there is substantial doubt that Zkid Network will be able to fully satisfy the terms of this agreement and therefore the Company is recording the unrealized loss on ZKID’s stock as comprehensive loss. At September 30, 2005 the market value of the 4,000,000 shares was $38,000 and therefore the Company has recorded a $562,000 comprehensive loss.

Note 3. Stock, Option and Warrant Issuances

During the nine months ended September 30, 2005, the Company issued options, warrants and shares of common stock and Convertible Series B Preferred stock, as follows:

500,000 options with an option price of $0.07 and expire in 2010 in exchange for consulting services;

1,666,666 warrants with a strike price of $0.07 and expire in 2010 related to a note;

35,000,000 shares of common stock to acquire various businesses or business assets;

45,623,313 shares of common stock in exchange for consulting, compensation and other services;

9,671,667 shares of common stock in exchange for debt forgiveness;

2,727,403 shares of common stock for employee compensation; and

100,000 shares of convertible Series B Preferred Stock to acquire various business or business assets. Each share of convertible Series B Preferred Stock is convertible into 100 shares of common stock.

Note 4. Financing Transactions

Senior Secured Debt

The Company and Evergreen Venture Partners, LLC (“Evergreen”) entered into a Surrender and Exchange Agreement effective as of February 18, 2005, the Closing date of the acquisition of Sovereign. Under the terms of the Surrender and Exchange Agreement, Evergreen surrendered 17,000,000 shares of the Company’s common stock owned by it (the “Surrendered Shares”). Evergreen also surrendered warrants to purchase 15,316,667 shares of common stock (the “Surrendered Warrants”). The Surrendered Shares and the Surrendered Warrants have been canceled and are of no further force or effect. In consideration of the Surrendered Shares and Surrendered Warrants, the Company issued to Evergreen a new promissory note in the principal amount of $750,000 (the “Note”). The Note provides for the lump sum payment of the principal amount of the Note on July 1, 2006. However, should the trading price of the Company’s common stock be greater than $0.21 per share for a consecutive thirty day period, the Note shall terminate and the Company will have no further obligation to Evergreen under the Note.

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

In September 2005, the Company entered into a Secured Promissory Note with Crestview Capital Master Fund, LLC. The principal amount of the note was $500,000 bearing interest at the rate of LIBOR plus 6%. The note is due August 1, 2006. As partial consideration for the note, the Company issued to the Payee a five year warrant to purchase 1,666,666 shares of common stock at an exercise price of $0.07. A note origination fee of $10,000 was recorded in relation this note and a debt discount value was calculated based upon the Black-Scholes model applied to the warrants; and over the life of the note $34,972 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes model the average risk free interest rate used was 5%, volatility was estimated at 83% and the expected life was five years.

At September 30, 2005 total notes payable under the above is $5,670,000 with debt discount of $318,758 netted against the balance resulting in a senior, secured notes payable balance of $5,351,242 .

During the nine months ended September 30, 2004, the Company borrowed $543,000 under a convertible loan agreement bringing the balance to $600,000. This amount was subsequently converted into 5,000,000 shares of common stock and 10,000,000 warrants (the warrants were canceled in 2005 in connection with the Surrender and Exchange Agreement described above). The entire proceeds from the convertible promissory note were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the nine months ended September 30, 2004 interest expense of $555,800 was recorded relating to the accretion of the convertible promissory note to its face value.

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

During the second quarter of 2004, the Company completed the closing of additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share, with 75% warrant coverage at an exercise price of $0.12 per share. The convertible debentures, if not converted, are due June, 2006 and bear interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. The interest expense related to the accretion of the convertible debentures to their face value totals $491,830 and will be amortized over 24 months, the term of the convertible note. The $1,575,000 and related warrants were included in the 2005 Modification described above.

Construction Lines-of-Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At September 30, 2005 the aggregate borrowings under the lines-of-credit total $17,021,606. Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by the individual members of each development entity. Interest rates range from 4.25% to 8.0%, and have maturity dates ranging from November 2005 through November 2006, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of September 30, 2005, the construction lines-of-credit outstanding amounts range from $292,510 to $3,499,406, utilizing seven different lenders.

Notes Payable and Related Party Debt

In May 2005 the Company and a related party, Jantaq, Inc. entered into a $50,000 note. A principal of Jantaq, Inc. John Weisman is the brother of our former CEO David Weisman. The terms of the agreement were for 12% per annum interest and the note was due June 8, 2005. On June 1, 2005 we amended the note to increase the balance due to $125,000.  This note plus accrued interest was satisfied in June 2005 with 2,357,477 shares of the Company’s common stock. The Company issued 1,809,190 shares as a non-cash conversion penalty and therefore financing expense of $119,708 was recorded in relation to the stock conversion.

In June 2005, the Company entered into a $500,000 note payable agreement with a related party, Ed Buckmaster. Mr. Buckmaster is the general partner of AEJM Enterprises Limited Partnership, a shareholder of the Company and father-in-law of the current CEO, Mr. Edouard Garneau. The terms of the agreement are for 12% simple interest over the life of the note and the note was due September 1, 2005. The Company is currently negotiating an amendment and extension on the balance of this note.

In July 2005, the Company secured a $10 million credit line from Jantaq, Inc. No borrowings were made on this line of credit and in September 2005, the Board of Directors voted to close this line of credit.

In August 2005 the Company and a related party, Jantaq, Inc. entered into a $150,000 note. A principal of Jantaq, Inc. John Weisman is the brother of our former CEO David Weisman. The terms of the agreement were for 10% per annum interest and the note was due September 1, 2005. In September, the company satisfied the note and interest with 5,505,000 shares of the Company’s common stock. Financing expense of $75,705 was recorded in relation to the stock conversion.

Through the Company’s subsidiary Sovereign Partners, LLC the Company has both debt collateralized by real estate and other unsecured term debt. These notes payable totaled $21,167,847 at September 30, 2005. Interest rates range from 5% to 10%, and have maturity dates ranging from November 2005 through December 2011. As of September 30, 2005, the notes payable outstanding amounts range from $43,000 to $4,172,052, utilizing thirteen different lenders.

The Company has related party debt of $4,738,534 at September 30, 2005, utilizing twelve different related parties. Interest rates range from 6.00% to 16.00%, and have maturity dates ranging from September 2005 through October 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of September 30, 2005, the related party debts outstanding amounts range from $1,000 to $818,973, utilizing nine different lenders.

Note 5. Acquisitions

Sovereign Partners, LLC

On February 18, 2005, the Company closed on the acquisition with Sovereign Partners, LLC (“Sovereign”) to acquire 100% of the membership interests of Sovereign from the Members in exchange for the issuance of 35,000,000 shares of the Company’s common stock and 100,000 shares of the Company’s newly created Series B Convertible Preferred Stock. Under the terms of the Acquisition Agreement the members are to be issued an additional 125,000 shares of Series B Preferred Stock on January 1, 2006 and July 1, 2006. As a result of the acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of the Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments. See “Sovereign Acquisition” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Conditionally, the original Members of Sovereign may earn an additional 250,000 shares of Preferred Stock at such time as the Net Operating Income of Sovereign after January 1, 2005 is equal to or greater than $6,000,000; and 400,000 shares of Preferred Stock if the Net Operating Income of Sovereign ending on the period twenty-four months following the closing of the acquisition is equal to or greater than $5,000,000. For the purposes of the Acquisition Agreement, Net Operating Income means for any period the “EBITDA” on a consolidated basis for Sovereign and all of its subsidiaries, in accordance with generally accepted accounting principles. “EBITDA” means earnings before interest, taxes, depreciation and amortization.

The Members may earn additional shares of Common Stock or Preferred Stock if the average annualized Net Operating Income for the period commencing on the closing and ending on the twenty-four month anniversary date of the closing is: (A) greater than $5,000,000, but less than or equal to $6,000,000, then the Members will receive in the aggregate an additional 0.05 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (B) greater than $6,000,000 but less than or equal to $7,000,000, then the Members will receive in the aggregate an additional 0.10 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (C) greater than $7,000,000 but less than or equal to $8,000,000, then the Members will receive in the aggregate 0.15 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; or (D) greater than $8,000,000 for that period, then the Members will receive in the aggregate 0.20 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000 (collectively, the “Twenty-Four Month Issuances”).

In addition, the Members may earn additional shares of Common Stock or Preferred Stock as follows: if the average annualized Net Operating Income for the period commencing on the Closing and ending on the thirty-six month anniversary date of the closing is: (A) greater than $5,000,000, but less than or equal to $6,000,000, the Members will receive in the aggregate an additional 0.10 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (B) greater than $6,000,000 but less than or equal to $7,000,000, then the Members will receive in the aggregate an additional 0.20 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; (C) greater than $7,000,000 but less than or equal to $8,000,000, then the Members will receive in the aggregate 0.30 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000; or (D) greater than $8,000,000 for that period, then the Members will receive in the aggregate 0.40 shares of Preferred Stock for each dollar that the average annualized Net Operating Income for that period exceeds $5,000,000. Such issuances will be reduced by the number of shares of Common Stock or Preferred Stock received pursuant to the Twenty-Four Month Issuances, if any.

Under the terms of the Acquisition Agreement, the aggregate number of shares of capital stock of the Company issuable to the Members is limited to 300,000,000 shares of Common Stock or such number of shares of Preferred Stock that is convertible into 300,000,000 shares of Common Stock, or any combination of Preferred Stock and Common Stock which does not exceed 300,000,000 shares of Common Stock in total.

The Company may suspend the issuance of additional shares of Common Stock or Preferred Stock upon certain “breaches” by Sovereign defined in the Acquisition Agreement. In the event of a breach, any shares that have not yet been issued to the Members under the terms of the Acquisition Agreement may be withheld by the Company until the earlier of (i) twelve months from the date such shares would have otherwise been issued to the Members or (ii) such time as any such breach has been cured by Sovereign.

This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill totaling approximately $6,996,257. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the Company evaluates its goodwill for impairment annually. Pro forma results of operations are presented on a Current Report on Form 8-K by amendment filed August 4, 2005. Financial statements for years ended 2002, 2003 and 2004 are included in the August 4, 2005 Current Report on Form 8-K/A.

Sovereign Preliminary Purchase Price Allocation

Consideration
Stock	$5,705,000
Transaction costs	294,765
Minority Interest	4,750,672
Assumption of liabilities	43,158,387
Adjusted Purchase Price	53,908,824

Allocation to Assets	(46,912,567)
Residual Value of Goodwill	$6,996,257

The preliminary estimate of assets represents management’s best estimate based on currently available information; however, such estimate may be revised within the one-year period following the acquisition date. The Company has engaged a third party business valuation expert to assess the fair market value of Sovereign and its assets.

The following unaudited proforma condensed statements of operations assumes the Sovereign Partners, LLC acquisition occurred on January 1, 2005 and presents proforma financial information for the nine months ended September 30, 2005.

In the opinion of management, only a proforma adjustment to expenses is currently necessary to present fairly such unaudited proforma condensed statements of operations.

	2005
	January 1 to	January 1 to
	September 30	February 18	Proforma	Proforma
	Cardinal	Sovereign	Adjustments	Combined

Revenues	$19,888,737	$3,240,113	$–	$23,128,850

Expenses
Costs of Goods Sold	12,938,379	2,852,894		15,791,273
Depreciation and amortization	1,162,497	37,842		1,200,339
General and administrative	10,781,300	647,051	4,375	11,432,726
Total Operating Expenses	24,882,176	3,537,787	4,375	28,424,338

Operating (loss)	(4,993,439)	(297,674)	(4,375)	(5,295,488)
Other (expense)	(1,681,280)	(59,319)		(1,740,599)
Net (loss) before minority interest	$(6,674,719)	$(356,993)	$(4,375)	$(7,036,087)

Net (loss) per common share	(0.03)			(0.03)

Weighted average shares outstanding	243,349,435			243,349,435

Note 5. Subsequent Events

Subsequent to quarter end, effective November 4, 2005, Mr. David A. Weisman resigned his positions as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Company and Mr. Weisman have mutually agreed to his departure and the Board of Directors has accepted his resignations. Mr. Edouard Garneau was appointed Chief Executive Officer of the Company. Mr. Garneau previously served as the Chief Operating Officer of the Company and Mr. Garneau will continue to serve as a member of the Board of Directors. Mr. Richard E. Wilson was appointed Chairman of the Board of Directors of the Company. Mr. Wilson has been a member of the Board of Directors of the Company since March 2003. More information can be found the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2005.

During the nine months ended September 30, 2005, the Company issued an aggregate of 22,683,430 shares to five consultants under the Company’s 2005 Employee Incentive Plan. The Company has subsequently determined that such shares may not have been eligible for registration on its Registration Statement on Form S-8. The Company will be exchanging such shares for restricted shares of the Company’s common stock, or other accommodation, upon agreement of the parties. As disclosed under Part II, Item 2 of the Company’s Report on Form 10-QSB for the period ended September 30, 2005, the Company has disclosed the issuance of an aggregate of 22,683,430 shares as unregistered and restricted.

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

Overview of Our Business

During 2004 and through September 30, 2005, we continued to implement and expand our business plan as a provider of enhanced telephone (voice) services, cable television (video) and Internet (data) services to business and residential customers. Since the completion of the acquisition of Sovereign Partners, LLC in February 2005, we also offer integrated construction and construction management services, as well as broadband communications design, implementation, and operations services to other large developers and municipalities seeking to deploy broadband services. Our current business plan involves obtaining, through internal growth, as many voice, video and data customers as possible offering various combinations of bundled packages of communications services. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties that would provide an immediate or potential customer base for our services.

Sovereign Acquisition

On January 26, 2005, we entered into a Securities Purchase Agreement with Sovereign Partners, LLC, a Colorado limited liability company and each of the Members of Sovereign (the “Acquisition”). We closed on the Acquisition on February 18, 2005. As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling units (apartment) and planned community developments (“developments”). As part of these new developments, all communications infrastructure (voice, video, data, fiber to the home, etc) will be engineered jointly by Cardinal and Sovereign. The communications facilities will be owned by Cardinal and the ongoing communications services, after sale of the developments, will be provided and operated by a Cardinal subsidiary, resulting in residual revenue streams to Cardinal. The terms of the agreement are described on Company's Current Report on Form 8-K filed with the SEC on February 22, 2005 and amended August 4, 2005.

Certain Relationships and Related Transactions

On December 20, 2004, Mr. Ed Garneau became a member of our Board of Directors. On February 18, 2005, we closed on the acquisition of Sovereign Partners LLC (described above under “Recent Developments” under Note 5 and Item 2 of this Quarterly Report). At the time the Acquisition was negotiated, signed and closed, Mr. Garneau was both an indirect shareholder and Director of our Company and the Manager of Sovereign Partners, LLC. Mr. Garneau also owned direct and indirect economic interests in Sovereign at and prior to the closing of the Acquisition. Upon the closing of the Acquisition, Mr. Garneau entered into an Employment Agreement assumed the title of Chief Operating Officer of the Company.

Additionally, in connection with the acquisition of Sovereign, we assumed certain of the obligations of Sovereign, including certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes.

The following table sets forth the individual amounts totaling $ 4,738,534 due as of September 30, 2005 to related parties, and entities:

		Interest	Due
Name and Relationship	Amount	Rate	Date

Byron Young, Director and Shareholder	$1,000	0%	None
Brandon Young, Shareholder	40,000	0%	None
Ed Buckmaster (1)	450,000	12%	Dec ‘05
Jeffrey Fiebig, Director and Shareholder	112,000	16%	Dec ‘05
AEJM Enterprises, Limited Partnership, (1)	700,000	10%	Oct ‘05
Thunderbird Management Limited Partnership, Shareholder	800,000	10%	Aug ‘06
Thunderbird Management Limited Partnership, Shareholder	702,682	12%	None
Bob Searls, Shareholder (2)	813,973	6%	May ‘33
Investors and/or Partners in Sovereign Partners as a group	1,118,879	4-12%	Oct ‘05 - May ‘34
Total	$4,738,534

(1)	The general partner of AEJM Enterprises Limited Partnership, Ed Buckmaster is a shareholder of the Company and Ed Garneau’s father-in-law.
(2)	Mr. Searls is also the general partner of Searls Family LLLP which is a shareholder of the Company.

Segment Information

We have two reportable segments: communications services and real estate activities. Communications services include individual, voice, video and data services as well as various combinations of bundled packages of these communications services. Real estate activities includes sales of residential single family units, rental from commercial properties and fees from mortgage operations.

The accounting policies of the segments are the same as those described in the summary of critical accounting policies. Our business is conducted through separate legal entities. Each entity is managed separately as each business has a distinct customer base and requires different strategic and marketing efforts. The following table reflects the income statement and balance sheet information for each of the reporting segments:

	Real Estate	Communications	Total

Revenue	$13,333,384	$6,555,353	$19,888,737
Net Income (Loss)	431,834	(7,286,618)	(6,854,784)
Interest (Expense)	(211,305)	(483,125)	(694,430)
Depreciation and Amortization	276,867	885,630	1,162,497
Assets	46,608,169	15,656,769	62,264,938

Current Sovereign Projects

Mountain View at West T-Bone Ranch, Greeley, CO

Mountain View at West T-Bone Ranch is a 21 acre multi-dwelling unit development located in southwest Greeley, Colorado with onsite amenities including a clubhouse with pool, hot tub, and fitness room. The completed project will have 215 units consisting of two-story flats with detached garages, along with 7-unit and 4-unit townhomes with attached garages. 82 units have been sold to-date with an average sale price of $136,231.

The Renaissance at Fox Hill, Greeley, CO

The Renaissance at Fox Hill is a 13 acre multi-dwelling unit development located in Greeley, Colorado. The completed project will contain 123 dwelling units consisting of two story stacked flats/carriage units with direct access garages and 4-unit townhomes with attached garages. 40 units have been sold to-date with an average sale price of $176,714.

Colony Ridge Condominiums, (Settler’s Chase) Thornton, CO

The Colony Ridge Condominiums are a mix of 4 three-story stacked flats over one level of underground parking with elevators, and 98 townhome-style residences on an 11.65 acre parcel in Thornton, Colorado. Colony Ridge at Settler’s Chase is the final phase in the master planned community of Settler’s Chase, located in Thornton, Colorado. 21 units have been sold to-date with an average sale price of $180,219.

SR Condominiums, Parker, CO

The SR Condominiums are a mix of two and three story stacked flats with detached garages marketed as Hunter’s Chase Condominiums in Parker, Colorado. The completed project will include 188 dwelling units situated on a 13 acre parcel located at the corner of Stroh Road and Motsenbacker Road in Parker, and includes a clubhouse featuring an outdoor swimming pool and spa. 22 units have been sold to-date with an average sale price of $155,975.

Millstone at Clear Creek, Golden, CO

The Millstone at Clear Creek consists of three four-story condominium buildings each with a ground level parking structure located on approximately 1.7 acre parcel in Golden, Colorado. The completed project will have 78 dwelling units and is located on 12th street between Washington Street and Ford Street adjacent to Clear Creek. 37 units have been put contracted for, to-date with an average sale price of $300,770.

Sovereign Pumpkin Ridge, Greeley, CO

The Pumpkin Ridge development consists of 78 lots in the Pumpkin Ridge subdivision located in west Greeley, Colorado. The plan is to build single and two-story single family detached residences on each of the lots. 14 units have been sold to-date with an average sale price of $259,524.

Settler’s Commercial Development, Thornton, CO

Settler’s Commercial Development is the commercial/retail component of a master planned community. This 3.8 acre parcel is the final piece of the Settler’s Chase subdivision to be developed and is located in Thornton, Colorado. Building construction is scheduled to start in December of 2005, with delivery of space scheduled for summer 2006. 3 Margaritas Restaurant will anchor the site and negotiations with other tenants are ongoing.

Sovereign Parker Commercial, Parker, CO

Parker Commercial consists of 18.5 undeveloped commercial acres located within the downtown core of Parker, Colorado, and is situated between Twenty Mile Road and Dransfeldt Road. This property is currently on the market for approximately $3.5 million.

Legacy of Shorewood, Shorewood (Milwaukee), WI

Legacy of Shorewood is a 40 unit condominium project in the Village of Shorewood, a suburb of Milwaukee. It is a single building, converted from its prior use as an assisted living facility, renovated and rebuilt into 40 individual condominiums. It is a 4-story structure with underground parking and elevator access. To-date 21 units have been sold with an average sales price of $231,883.

Riverplace Condominiums, Rochester, MN

Riverplace Condominiums consists of approximately 4 acres of multi-family land on the Zumbro River in Rochester, Minnesota. The proposed project consists of a single, 4-story building with underground parking and elevator access. Currently the project has not started construction.

Stonegate Summit, Rochester, MN

Stonegate Summit consists of approximately 20 acres of multi-family land on top of a hill in Rochester, Minnesota. The site is planned for 155 townhome and condominium units. Initial site grading has commenced, but infrastructure work is currently on-hold pending acceptable construction financing.

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2004 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2005, we incurred a net loss of $6,854,784 . As of September 30, 2005, Cardinal had an accumulated deficit of $68,019,478 . We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Nine months Ended September 30, 2005 And 2004

Revenues

For the nine months ended September 30, 2005 and 2004, Cardinal had revenue of $19,888,737 and $5,098,714 , respectively, an increase of $14,790,023 . This increase is primarily due to the acquisitions of Sovereign Partners, LLC in February 2005. The communications operations had revenue of $6,555,353 , which represents an increase of $1,456,639 over the previous period in 2004, The telecommunications increase is attributable to being able to recognize a full nine months of Connect Paging, Inc. d/b/a Get A Phone’s (GAP) revenue compared to only recognizing 6 months of GAP’s revenues in 2004. The Company’s 2005 revenues were derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services, residential units, rental from commercial properties, fees from mortgage operations and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the nine months ended September 30, 2005 and 2004, operating expenses were $11,943,797 and $9,120,309, respectively. During the nine months ended September 30, 2005, operating expenses consisted primarily of professional and consulting fees of $2,692,364 , of which $1,049,015 were paid in stock, salaries and commissions of $4,554,890 of which $120,504 were paid in stock, and other general and administrative expenses of $3,189,635 of which $2,242,925 were paid in stock. The general and administrative expenses consisted of bad debt related to Get-A-Phone of $756,422 , software expense of $229,016 , Long Distance Telephone expense of $143,864 and numerous small expenses. The increase of $2,823,488 in operating expenses is directly attributable to the Company’s 2005 acquisition of Sovereign Partners, LLC in February 2005.

Net Loss

For the nine months ended September 30, 2005, we had a net loss of $6,854,784 or $0.028 per share. In the comparable period of the prior year, we had a net loss of $12,448,539 , or $0.085 per share. The decrease in net loss period over period is directly attributable to the Sovereign Partners, LLC acquisition adding net income to the Company and in 2004 we recorded large expenses for debt modification and large expenses related to the failed acquisition of Sunwest Communications, Inc.

Liquidity

Currently, we believe we have sufficient working capital, cash on hand and cash to be generated from operations, to continue current business operations indefinitely. For the nine months ended September 30, 2005 our operations used $5,536,435 of cash and at September 30, 2005 we had cash on hand of $700,746 . Although our operations used cash of $5,536,435 overall through financing and investing our cash on hand only dropped $29,626 during the first 9 months of 2005. As we grow we expect operations to continually use cash since our construction projects use a large portion of operational cash which is provided by construction lines of credit. As construction projects are finished and sold the construction lines of credit are satisfied and the projects provide profit and long term liquidity.

We anticipate that any additional capital needs will be met through financing transactions. We may also seek other sources of financing to fund operations, although we may not be successful in such efforts. We may not be able to secure adequate capital as necessary which would severely limit our ability to grow.

Cash Used in Operating Activities

During the nine months ended September 30, 2005, our operations used cash of $5,536,435 compared to using $3,190,063 during the same period in 2004. For the nine months ended September 30, 2005, the use of cash was a direct result of expanded construction projects. For the nine months ended September 30, 2004, the use of cash was a direct result of the lack of revenues compared to operating expenses. During the nine months ended September 30, 2005, $580,431 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2004 we incurred accreted interest expense of $990,036 and recorded $1,568,688 loss on debt modification.

Cash Used in Investing Activities

During the nine months ended September 30, 2005, we engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies including the acquisition of cash from Sovereign of $1,352,147. The total value of capital investments for the period resulted in a net cash gain for the period of $871,955 compared to using $3,073,440 for the same period in 2004.

Cash Provided by Financing Activities

During the nine months ended September 30, 2005, we increased our notes payable by $4,590,269 which when netted with our other financing activity resulted in financing providing cash of $4,634,854 compared to $6,451,700 provided during the same period in 2004. Further detail of our financing activities is provided in the Notes to Consolidated Financial Statements, Note 4.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2005, we had an accumulated deficit of $68,019,478 . Our gross revenues for the nine months ended September 30, 2005 and 2004, were $19,888,737 and $5,098,714 with losses from operations of $4,993,439 and $6,493,565 and net losses of $6,854,784 and $12,448,539 respectively.

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

WE ARE DEPENDENT UPON LONG-TERM FINANCING. IF WE ARE UNABLE TO RAISE CAPITAL AS WE NEED IT, OUR OPERATIONS COULD BE JEOPARDIZED.

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

WE HAVE IN THE PAST AND MAY IN THE FUTURE ENGAGE IN ACQUISITIONS, WHICH WILL CAUSE US TO INCUR A VARIETY OF COSTS AND WHICH MAY NOT ACHIEVE ANTICIPATED OR DESIRED RESULTS. WE MAY NOT ACHIEVE THE RESULTS WE ANTICIPATE AND DESIRE FROM OUR ACQUISITION OF THE SOVEREIGN COMPANIES.

From time to time we engage in discussions with third parties concerning potential acquisitions of businesses, products, technologies and other assets. Acquisitions may require the Company to make considerable cash outlays and can entail the need for the Company to issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. Acquisitions involve a number of additional risks, including:

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

On February 18, 2005 we acquired Sovereign Partners, LLC which we now own and operate as a subsidiary in the residential and planned community (real estate and communications infrastructure) development industry. In connection with the acquisition, we issued common stock and newly created Series B preferred stock. That issuance was dilutive to our shareholders. We are obligated to issue more shares of preferred stock, which is convertible to common stock on a hundred for one basis, under the terms of the acquisition agreement with Sovereign. There are also contingent shares of common and preferred stock which may be issuable to the original members of Sovereign based upon the subsidiaries operating performance. More detail can be found in Note 5. Acquisitions in the financial statements above. All such issuances will be dilutive to our shareholders. In addition, the preferred stock we are issuing is senior to the rights of our common stock holders upon liquidation. If we are unable to assimilate Sovereign's management and operations, or if we incur unforeseen liabilities, or if the operations of Sovereign do not continue to grow or if they diminish, we will not obtain recognizable benefits from the acquisition and our shareholders will have suffered material dilution.

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

WE HAVE A NOTE PAYABLE TO EVERGREEN VENTURE PARTNERS, LLC DUE IN 2006. WE CURRENTLY DO NOT HAVE THE FUNDS AVAILABLE TO PAY THIS NOTE WHEN DUE.

In March 2005 we entered into an agreement with Evergreen Venture Partners, LLC to repurchase 17,000,000 unregistered shares of our common stock for a $750,000 note payable. The terms of the agreement call for payment of the note plus accrued interest on July 1, 2006, provided however, if our common share price exceeds $0.21 per share for 30 consecutive days, payment of the note shall be forgiven.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At September 30, 2005, we had 388,271,800 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

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

Sovereign Partners, LLC (“Sovereign”), a wholly owned subsidiary of the Company, performs residential and commercial construction activities directly and through sub-contractors. Such activities frequently give rise to warranty claims and personal injury claims against Sovereign and other job contractors. Although Sovereign has procedures in place to assist in the prevention of such claims, litigation arising from accidents and warranty issues are an inevitable part of the business. While Sovereign maintains insurance for such claims in reasonable amounts to protect it from losses, we cannot predict if any pending or future claims will have an adverse impact on our financial condition and results of operations. Also, we cannot be certain that liability insurance will continue to be available to Sovereign on terms acceptable to Sovereign, if at all. Loss of Sovereign’s liability insurance could have an adverse impact on our financial condition and results of operations.

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

Item 3. Controls and procedures

As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in timely alerting them to material financial information required to be disclosed and included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PART II- OTHER INFORMATION

Item 1. Legal proceedings

Initially, Sovereign Companies, LLC (“Sovereign”), Mountain View at T-Bone, LLC (“Mountain View”), and Mr. Edouard A. Garneau filed a declaratory relief action against certain members of Mountain View seeking a determination of the various rights and obligations of the members. The action is titled Sovereign Companies, LLC; Mountain View at T-Bone, LLC, et al. v. Yale King, et al., pending in Larimer County District Court in Colorado. The declaratory relief action seeks to clarify the roles and responsibilities of certain members and the operational authority of the individual managers of Mountain View. Subsequently, Sovereign and Mountain View have filed an amended complaint alleging additional claims against certain members of Mountain View. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common stock and preferred stock.

In a related action, Sovereign and Mr. Edouard A. Garneau (“Garneau”) in his capacity as Manager of Sovereign and Mountain View at T-Bone, LLC (“Mountain View”), were named in a lawsuit brought by several individual members of Mountain View claiming unspecified damages for breach of contract by Sovereign and Garneau, and for other causes of action against Garneau individually, seeking unspecified damages. The suit is entitled Yale King, et al, v. Sovereign Companies LLC and Edouard A. Garneau, and was filed in Weld County District Court in Colorado. That action has been dismissed by the judge in Weld County, with leave to refile in other Colorado counties within fifteen days. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common stock and preferred stock. Sovereign disputes the allegations and intends to vigorously defend the action should the plaintiffs refile within the timeframe permitted by the judge’s order. However, the Company and the defendants cannot control the outcome and the extent of the losses, if any, that may be incurred.

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

King Concrete, LLC (a dissolved wholly-owned subsidiary of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), is a defendant in a proceeding known as ABCO Development Corporation v. Systems Contractors, Inc., pending in the Superior Court for the County of Los Angeles, California. The lawsuit alleges defective construction claims with respect to certain concrete components performed by King Concrete at a project site in Lakewood, Colorado, and seeks unspecified damages. King Concrete disputes these allegations and is represented by insurance counsel in the matter under a reservation of rights. King Concrete and the Company intend to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Cardinal Communications, Inc, the Company is a defendant in a proceeding known as Exceleron v. Cardinal pending in the Dallas County of Texas District Court since August 22, 2005. Exceleron software is seeking damages of $78,848.25 together with interest and attorney’s fees for early termination of a billing software contract. Connect Paging, Inc. d/b/a Get A Phone, a wholly owned subsidiary of the Company, as intervenor is claiming damages against Exceleron the amount of which have yet to be determined. The Company intends to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Usurf TV, formerly known as Neighborlync, a wholly owned subsidiary of the Company that ceased operations in early 2005 was sued by Platte Valley Bank in Scotts Bluff County Court (Nebraska). The proceeding was known as Platte Valley Bank v. USURF TV, f/k/a/ Neighborlync. The Plaintiff obtained judgment for $45,000 on September 12, 2005, however the defendant is deemed judgment proof based on absence of assets and no ongoing business. The Company has recorded a $45,000 liability in connection with this lawsuit.

Cardinal Communications, Inc, the Company is a defendant in an arbitration proceeding known as Douglas O. McKinnon v. Cardinal Communications, Inc. The hearing location is with the American Arbitration Association in Denver, Colorado. The arbitration was filed on July 29, 2005. Mr. McKinnon is seeking $360,000 (2 years salary pursuant to an Employment Agreement). The Company intends to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	(a) Securities Issued. In February 2005; 9,721,950 shares of the Company's common stock were issued.

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

2.	(a) Securities Issued. In February 2005; 27,777 shares of the Company's series B convertible preferred s tock were issued.

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

3.	(a) Securities Issued. In February 2005; 3,332,700 shares of the Company's common stock were issued.

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

4.	(a) Securities Issued. In February 2005; 9,522 shares of the Company's series B convertible preferred stock were issued.

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

5.	(a) Securities Issued. In February 2005; 3,747,800 shares of the Company's common stock were issued.

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

6.	(a) Securities Issued. In February 2005; 10,708 shares of the Company's series B convertible preferred stock were issued.

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

7.	(a) Securities Issued. In February 2005; 3,123,400 shares of the Company's common stock were issued.

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

8.	(a) Securities Issued. In February 2005; 8,924 shares of the Company's series B convertible preferred stock were issued.

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

9.	(a) Securities Issued. In February 2005; 2,998,450 shares of the Company's common stock were issued.

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

10.	(a) Securities Issued. In February 2005; 8,567 shares of the Company's series B convertible preferred stock were issued.

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

11.	(a) Securities Issued. In February 2005; 993,300 shares of the Company's common stock were issued.

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

12.	(a) Securities Issued. In February 2005; 2,838 shares of the Company's series B convertible preferred stock were issued.

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

13.	(a) Securities Issued. In February 2005; 7,923,650 shares of the Company's common stock were issued.

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

14.	(a) Securities Issued. In February 2005; 22,639 shares of the Company's series B convertible preferred stock were issued.

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

15.	(a) Securities Issued. In February 2005; 470,750 shares of the Company's common stock were issued.

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

16.	(a) Securities Issued. In February 2005; 1,345 shares of the Company's series B convertible preferred stock were issued.

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

17.	(a) Securities Issued. In February 2005; 875,000 shares of the Company's common stock were issued.

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

18.	(a) Securities Issued. In February 2005; 2,500 shares of the Company's series B convertible preferred stock were issued.

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

19.	(a) Securities Issued. In February 2005; 875,000 shares of the Company's common stock were issued.

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

20.	(a) Securities Issued. In February 2005; 2,500 shares of the Company's series B convertible preferred stock were issued.

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

21.	(a) Securities Issued. In February 2005; 350,000 shares of the Company's common stock were issued.

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

22.	(a) Securities Issued. In February 2005; 1,000 shares of the Company's series B convertible preferred stock were issued.

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

23.	(a) Securities Issued. In February 2005; 350,000 shares of the Company's common stock were issued.

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

24.	(a) Securities Issued. In February 2005; 1,000 shares of the Company's series B convertible preferred stock were issued.

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

25.	(a) Securities Issued. In February 2005; 119,000 shares of the Company's common stock were issued.

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

26.	(a) Securities Issued. In February 2005; 340 shares of the Company's series B convertible preferred stock were issued.

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

27.	(a) Securities Issued. In February 2005; 119,000 shares of the Company's common stock were issued.

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

28.	(a) Securities Issued. In February 2005; 340 shares of the Company's Series B convertible Preferred Stock were issued.

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

29.	(a) Securities Issued. In May 2005; 5,625,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Michael Blank.

(c) Consideration. Such shares were issued pursuant to a debt consulting agreement.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

30.	(a) Securities Issued. In June 2005; 2,170,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin Buckmaster.

(c) Consideration. Such shares were issued pursuant to a debt consulting agreement.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

31.	(a) Securities Issued. In July 2005; 540,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin Buckmaster.

(c) Consideration. Such shares were issued pursuant to a debt consulting agreement.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

32.	(a) Securities Issued. In August 2005; 6,717,160 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin Buckmaster.

(c) Consideration. Such shares were issued pursuant to a debt consulting agreement.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

33.	(a) Securities Issued. In August 2005; 2,126,270 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Beatrice Welles.

(c) Consideration. Such shares were issued pursuant to a debt consulting agreement.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

34.	(a) Securities Issued. In August 2005; 5,505,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to John Weisman.

(c) Consideration. Such shares were issued pursuant to a debt consulting agreement.

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

Item 3. Defaults upon senior securities

None.

Item 4. Submission of matters to a vote of security holders

None.

Item 5. Other Information

Securities Purchase Agreement

On February 18, 2005, we acquired 100% of the membership interests of Sovereign Partners, LLC (“Sovereign”) from its Members in exchange for the issuance of shares of our common stock and shares of our newly created Series B Convertible Preferred Stock, $0.0001 par value per share (the "Preferred Stock"). As a result of the Acquisition, Sovereign is now owned and operated as a wholly owned subsidiary of our Company. Sovereign operations include real estate development and the related communications infrastructure for residential, multiple dwelling unit (apartment) and planned community developments ("developments"). See “Sovereign Acquisition” included in Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations above for a detail description of the transaction and information related to the purchase.

ByLaws Amendments

In connection with the Acquisition Agreement, we amended our Bylaws to provide that the provisions of Nevada Revised Statutes Sections 78.378 to 78.3793 do not apply to the acquisition of our capital stock by Sovereign Partners, LLC, its Members or its affiliates in connection with the Acquisition Agreement. These sections would have triggered compliance with certain take-over measures that our Board of Directors determined should not apply to this transaction.

In addition, on April 20, 2005, we amended our Bylaws to provide that vacancies on the Board of Directors may be filled by a majority vote of the remaining Directors, and that such newly appointment Director shall serve out the term of his or her predecessor and if no such term is designated, until the next annual meeting of shareholders.

Item 6. Exhibits and Reports on Form 8-K

	EXHIBIT NO.	DESCRIPTION

(1)	3.1	Articles of Incorporation of Registrant.

(6)	3.2	Bylaws of Registrant, as amended April 20, 2005.

(3)	3.5	Articles of Amendment to Articles of Incorporation of Registrant.

(4)	3.6	Articles of Amendment to Articles of Incorporation of Registrant.

(8)	3.7	Certificate of Designation of Series A Convertible Preferred Stock.

(6)	3.8	Certificate of Designation of Series B Convertible Preferred Stock.

(8)	3.9	Articles of Amendment to Articles of Incorporation of Registrant.

(2)	4.1	Specimen Common Stock Certificate.

(5)	4.2	Specimen Series A Preferred Stock Certificate.

(5)	4.3	Specimen Series B Preferred Stock Certificate.

(7)	4.4	Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934.

(6)	21.1	Subsidiaries of Registrant.

#	31.1	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of President and CEO.

#	31.2	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of Principal Accounting Officer.

#	32.1	CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 of CEO and Principal Accounting Officer.

(1)	Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-26385.
(2)	Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-96027.
(3)	Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.
(4)	Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999.
(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 and amended on April 6, 2005.
(6)	Incorporated by reference from Registrant’s Report on Form 10-QSB filed with the SEC on June 3, 2005.
(7)	Incorporated by reference from Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed with the SEC on May 4, 2005.
(8)	Incorporated by reference from Registrant’s Report on Form 10-QSB filed with the SEC on August 18, 2005.
#	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL COMMUNICATIONS, INC.

Date: November 21, 2005	By:	/s/ Edouard A. Garneau

Edouard A. Garneau Chief Executive Officer