Form 10-K
period 2005-12-31
CARDINAL COMMUNICATIONS, INC
filed 2006-04-17
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ To __________________

Commission file number  001-15383

Cardinal Communications, Inc.
(Name of small business issuer in its charter)

Nevada	91-2117796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Interlocken Crescent, Suite 900, Broomfield Colorado	80021
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (303) 285-5379

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock	OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None.

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.☐
Note -Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

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
Yes ☐  No ☒
State issuer’s revenues for its most recent fiscal year $27,906,065 .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At March 10, 2006 there were 282,455,511 Shares held by non-affiliates with an aggregate market value of $6,496,477.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 31, 2005, there were 298,286,941 shares of the issuer's common stock issued and outstanding; 8,750 shares of the issuer's Series A Convertible Preferred Stock issued and outstanding; and 100,000 shares of the issuer's Series B Convertible Preferred Stock issued and outstanding. As of March 31, 2006, there were 413,413,174 shares of the issuer's common stock issued and outstanding; 8,750 shares of the issuer's Series A Convertible Preferred Stock issued and outstanding; and 100,000 shares of the issuer's Series B Convertible Preferred Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

Item 1. Description of Business

The Company

The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc." In July 1999 the name was changed to "USURF America, Inc.", and in 2005 the name was changed to “Cardinal Communications, Inc.” Our headquarters are located at 390 Interlocken Crescent, Suite 900, Broomfield, Colorado 80021; our telephone number is (303) 285-5379.

The Company is a publicly-traded diversified communications organization with a highly synergistic set of core assets and capabilities. The Company includes Cardinal Broadband, Get-A-Phone, and Sovereign Companies (Sovereign Homes, Sovereign Realty and Lighthouse Lending.

These vertically integrated companies provide full-service solutions for residential and business applications including the delivery of next-generation voice, video, and data broadband networks to communities and cities throughout the United States; the construction and development of luxury single and multi-family homes, condominiums and apartment communities; home finance, real estate and title services.

Current Overview

During 2005 we acquired Sovereign Partners, LLC which we now own and operate as a subsidiary in the residential and planned community (real estate and communications infrastructure) development industry. We consolidated our Colorado telecommunication operations under a single subsidiary named “Cardinal Broadband, LLC” which continues to provide voice (telephone), video (cable television) and data (Internet) services to business and residential customers. In Texas, our subsidiary Connect Paging, Inc. d/b/a Get A Phone (“GAP”) provides voice (telephone) services to residential customers.

Company Employees

At December 31, 2005 we had 115 employees, including five officers. As of December 31, 2005, only one of our officers has an employment agreement and one of our managers has an employment agreement. In addition, we contract for the services of a few consultants for marketing, construction, engineering and installation services.

SOVEREIGN PARTNERS, LLC

Sovereign Partners has multiple divisions dedicated to providing award-winning development of residential homes and quality home-buying related services for consumers.

Sovereign Homes of Colorado offers a wide range of affordable, yet luxurious, multi-family and single-family homes along Colorado's front range. Prices start in the low $100's for the multi-family line and low $200's for the single-family line. The Sovereign division also has residential developments in Minnesota and Wisconsin, and is currently developing a project in Arizona. In total, nine residential and one commercial project are currently underway.

Sovereign Realty provides real estate brokerage services that assist customers in buying and/or selling homes; Western Title Funding, LLC helps consumers through the real estate title process and coordinates all the details with realtors, brokers and lenders; and, Lighthouse Lending, LLC helps consumers arrange mortgage financing. Sovereign primarily distributes its products through Real Estate brokers.

The company recently announced it has broken ground on The Shoppes at Settler’s Chase, a 24,000-square-foot commercial development adjacent to Sovereign’s completed 216-unit Heritage condominium project. The Shoppes are located in Thornton, Colorado, and will be anchored by 3 Margaritas Mexican Restaurant.

In December 2005 the Company announced that its Sovereign Homes division has been selected as a preferred builder at a 1,600-home master-planned community under development in northwest Arizona’s Mohave Valley. Sovereign has commenced construction on the first of four model homes at the El Rio Country Club development, a 640-acre gated community anchored by an 18-hole championship golf course. Sovereign expects to build three additional models by the fall of 2006. Homes will be priced between $225,000 and $350,000.

In Golden, Colorado, the first of three urban-style luxury condominium buildings, called Millstone at Clear Creek Square, is nearing completion. The total number of luxury units in the three buildings is planned for 78. The market has openly accepted this product type, which is new to the local market.

In addition, four other multi-family and one single-family developments are in-process throughout the front-range of Colorado.

Competitive Business Conditions and Sovereign’s Competitive Position in the Industry

The markets where developments are being built are highly competitive with national, regional, and local builders all competing for the same buyer. The division differentiates itself with superior product, priced competitively. Traditional methods of marketing, including print ads, radio, and printed collateral are utilized by us.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Specific suppliers, local to the developments, and their source of materials, are primarily used for building. Due to several factors, such as hurricane Katrina, some raw materials, such as steel, drywall, and concrete have been in short supply, causing price increases. The market sales prices have not kept in-step with the material cost increases.

Several of the largest suppliers of materials to the Company during 2005 have been: Concrete Management, Creative Electric, Platte River Plumbing, Cal-Tec Air, BMC West, and CFC Framing, all which have supplied materials for multiple projects.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not own or utilize intellectual property in this business. We are not subject to any organized labor contracts.

Governmental Regulations on the Business

Our operations are subject to building, environmental and other regulations of various federal, state, and local governing authorities. For our homes to qualify for Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) mortgages, we must satisfy valuation standards and site, material and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

CONNECT PAGING, INC. D/B/A GET A PHONE

At December 31, 2005 we principally provide telephone service in Texas through our subsidiary Connect Paging, Inc. d/b/a Get A Phone (GAP). GAP is a Competitive Local Exchange Carriers (CLECs) and is subject to regulation by the Texas Public Utilities Commissions (PUC).

GAP Principal Products and Services and their Markets

The principal product sold is local landline dial tone services resold from Southwestern Bell and Bellsouth. Services are marketed primarily to credit challenged consumer markets. The markets served are all of the Bellsouth and Southwestern Bell footprints in Texas and Florida, and soon to be added Georgia and Kentucky.

GAP Distribution Methods of the Products and Services

Get A Phone uses a network of distributors to place home phone activation cards in convenience stores, check cashers, 99 cent stores, and various retailers on consignment. Also, radio, print, and television ads are run to solicit customers directly to Get A Phone’s call center for solicitation of services. Payments are received by mail, credit card, Western Union, and Ace Checks Cashed.

GAP - Status of Any Publicly Announced New Product or Service

There have been no new products announced.

GAP Competitive Business Conditions and Competitive Position in the Industry and Methods of Competition

The telecommunications industry is highly competitive. There are many CLEC’s offering similar services to the credit challenged market. Also, wireless, WiMax, cellular and PCS services are competing for the same customer base and the market is highly volatile. Our distribution network of convenience stores gives us a competitive advantage over other companies that ignore this distribution channel.

Sources and Availability of Our Products and the Names of Principal Suppliers

Dial tone is provided to Get A Phone from the incumbent local service provider, or ILEC. Currently, GAP is reselling dial tone services from Bellsouth and Southwestern Bell.

Dependence on One or a Few Major Customers

GAP has 13,000 individual residential customers. There is no concentration of business from any one particular source.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not own or utilize intellectual property in this business. We are not subject to any organized labor contracts.

Need for Government Approval of Principal Products or Services.

Government approval is necessary in each state. Get A Phone has obtained a license in each state in which we are currently doing business. The license is called an SPCOA or service provider certificate of operating authority and is awarded by each state’s Public Utilities Commissions after an extensive application and requirements process. We believe all such licenses are in good standing.

Governmental Regulation on the Business

As a general matter, we are subject to significant state and federal regulation, including requirements and restrictions arising under the Communications Act of 1934, as amended, or the Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the Federal Communications Commission, or FCC, state regulators and other governmental entities. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing some FCC rules. Generally, we must obtain and maintain service provider certificate of operating authority.

The FCC is continuing to interpret the obligations of ILECs (Incumbent Local Exchange Carriers) under the Telecommunications Act to interconnect their networks with and make UNEs (unbundled network elements) available to other telecommunications providers. On February 5, 2005, the FCC issued new unbundling rules to replace the unbundling rules that earlier were vacated by the D.C. Circuit Court of Appeals. The new rules, among other things: (i) require ILECs to provide unbundled access to certain medium to high capacity transport services in the vast majority of their wire centers; and (ii) allow CLECs to convert certain medium to high capacity transport services to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. These rules require somewhat less unbundling than the unbundling rules they replaced. QCII and other regional bell operating companies filed a petition for review of this order with the D.C. Circuit Court of Appeals, asserting that the FCC’s new unbundling rules are overly broad. Petitions for review filed by other parties claim that the FCC should have adopted more extensive unbundling requirements. A decision is expected mid-year 2006.

On September 15, 2003, the FCC released a notice of proposed rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and on how the discounts to CLECs are established for their intended resale of our services. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, which is the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenue and margins associated with our provision of UNEs from ILECs.

Research and Development Activities

None.

Costs and Effects of Compliance with Environmental Laws

None.

CARDINAL BROADBAND

Cardinal Broadband is committed to providing Video, Voice and Data services to Private Development Communities, Multiple Dwelling Units, Towns and Municipalities via leading edge technologies from Fiber to the Home, to HFC and Wireless.

Cardinal Broadband provides Developers, Home Owners, and Property Managers with communications technologies to provide the very best in Video, Voice and Data services. We provide the infrastructure, local service, support, and maintenance. We manage our projects from the initial design through the construction phase and finally to customer implementation of every project. We bring our wealth of experience to create communities that are not only user friendly, but also provide the services that today’s technology savvy consumers desire.

The following is a list of services that Cardinal Broadband, LLC provides to our partner communities:
•	Analog Video Services
•	Digital Video Solutions
•	HDTV
•	Traditional Voice Communications

•	Local Telephone Service
•	VOIP Digital Telephone Service
•	High-Speed Internet Access
•	DSL, Cable Modem and Wireless Technologies

Our business plan involves obtaining, through internal growth, as many video, voice and data customers as possible. Our growth strategy also includes acquisitions of telecommunications-related businesses and/or properties which would provide an immediate or potential customer base for our services.

Cardinal Broadband’s Sales and Marketing Strategy

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

Our acquisition strategy is to pursue properties that we can acquire for costs comparable to or below those of a standard build-out. These generally tend to be ROE agreements held by small, private telecommunications providers.

Cardinal Broadband Distribution Methods of the Products and Services

Our services are delivered over a combination of methods. First we build a backbone infrastructure capable of delivering Video, Voice and Data services to the end user. The backbone can be coax cable, twisted pair copper and/or fiber optic cable. The distribution network uses traditional delivery methods to provide the services. We use RG6 coax, cat3 & cat5 twisted pair to allow the end user a traditional interface to the network. As the networks develop we are able to offer services that will grow with the needs and demands of the customers.

Cardinal Broadband - Recently Announced New Products

Our most recent product is our Digital Telephone service. The service is based on a state of the art Voice over Internet Protocol (VoIP). We have partnered with a local Public Switched Telephone Network (PSTN) provider to give us access to the local switched network, and use Broadsoft Software for all our feature sets that we provide to our customers. With these partners and software, we are able to provide our customers E911 services, competitive pricing, and all the features they’ve come to expect from telephone service providers.

Cardinal Broadband’s Competitive Business Conditions and Competitive Position in the Industry and Methods of Competition

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

We deliver our cable television services by re-transmitting programming signals via antenna and principal head-end electronic equipment that receive and process signals from satellites, via both analog and digital transmissions. Currently, we obtain our programming through program access agreements with DirecTV, Dish Network and direct contracts with other content providers. We also process and distribute off-air transmission signals from local network affiliates and independent television stations. For analog services, our system architecture generally eliminates the need for set-top converter boxes when it is connected to cable-ready television sets, and enables us to activate service for subscribers without entering into an apartment. For digital services, a set-top converter box is required. In the future, we plan to employ the technology that provides the most attractive return on invested capital without compromising service.

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

Internet (Data) Services

Internet services are deployed via three methods, DSL, Cable Modem, and Wireless. We continue to investigate new technologies and will deploy these technologies as they fit our future business models.

Current Markets

We are currently developing a network backbone and support infrastructure that will serve the front range of Colorado from Greeley to Parker including the large municipalities of Denver and Boulder. Our progress has been slowed due to our need to create the required network and systems to provide a quality service. We currently provide video (cable TV) and high-speed, broadband internet access to multiple MDUs and MTUs in Denver and the Front Range. We have begun to market these services to office building owners and property managers who may be interested in providing our internet access service to their tenants on a building-wide basis.

In addition to our Denver and Front Range operations, we have entered into agreements with developers to provide video, voice and data services to properties in northern Colorado.

Cable Access

We are able to offer high-speed internet dedicated service via cable modems using the existing cable infrastructure at certain MDU properties. The properties are connected to the internet via T-1 telephone lines leased from bandwidth providers.

Key Suppliers

We currently have agreements with Echostar (Dish Network) and DirecTV for cable television programming. While alternative suppliers do exist for analog and digital cable programming, these alternatives are either not as robust and/or are not as economically advantageous as the product(s) offered by these programming suppliers. As a result, if we were required to replace Echostar and DirecTV for any reason, it is likely we would not be able to offer our current programming packages to tenants or that the cost of providing these packages would significantly increase.

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

We believe that the primary competitive factors determining success are: a reputation for reliability and high-quality service; effective customer support; access speed; pricing; effective marketing techniques for customer acquisition; ease of use; and scope of geographic coverage. We believe that we will be able to address adequately all of these factors, except that we will not be able to offer scope of geographic coverage for the foreseeable future. It is also possible that we will not address any of these competitive factors successfully. Should we fail to do so, our business would likely never earn a profit.

General Regulation

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

Telephony Regulation

As previously discussed for Get A Phone, the 1996 Act opened the local telecommunications markets to competition by mandating the elimination of many legal, regulatory, economic and operational barriers to competitive entry. These changes provided us with new opportunities to provide local telephone services on a more cost-effective basis. During 2004 certain court decisions were rendered that adversely affect the ability of CLEC's to purchase unbundled network element platforms (UNE-P).

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

Recent Developments - Acquisition of GalaVu Technology

With the recent acquisition of a license to use the technology of GalaVu Entertainment and the ability to use their Digital delivery solution to provide a true Video On Demand (VOD), we are ideally positioned to set ourselves apart from our competition. With the implementation of VOD, we will be able to offer a total solution that puts us on par with the Franchise cable operators, take us to a level above any other private cable operator.

Cardinal Broadband Sources and Availability of Raw Materials and the Names of Principal Suppliers

All materials are standard and are provided via companies such as Graybar, Toner and Anixter. We work closely with these suppliers to make sure they know our deployment schedules and have the stock for the products we use.

Dependence on One or a Few Major Customers

We have been diversifying our products and services and are not reliant on any one customer as a major source of revenue.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We have a Technology and Trademark License Agreement with GalaVu Entertainment Networks, Inc., of Toronto, Ontario, Canada “GalaVu”. The term of the License is ten (10) years and the License grants Cardinal a non-exclusive, royalty-free, fully paid up, worldwide license to make, use, sell, offer to sell, manufacture, market, and distribute the finished products and technology incorporated into GalaVu’s video on demand system. Under the License, we have the right to bundle products incorporating the GalaVu Technology with other products. We also have the right to sublicense the rights granted under the License to third parties.

Government Approval of Principal Products or Services

None.

Governmental Regulations on Cardinal Broadband

There is currently under review by the FCC a proposal for a Federal Franchise agreement, which could allow us to apply for a Federal Franchise to provide video services to any property anywhere in the country without the need for a local Franchise agreement. This would greatly simplify our access to new markets.

Estimate of the amount spent during each of the last two fiscal years on research and development activities

Our research and development activities have been limited to dealing with certain manufacturers and industry groups which have provided us information and test products that we use in our lab. This allows us to test products which we will eventually be deployed in our systems. By utilizing these free test products and gaining knowledge through our affiliations with these industry experts, we eliminate the need for costly equipment and research.

Compliance with Environmental Laws

Our Cardinal Broadband business is not subject to any environmental laws or regulations.

Recent Developments Concerning our Various Businesses and Material Contracts

Surrender and Exchange Agreement

In February 2005 and in connection with the Sovereign Partners, LLC acquisition, we restructured an investment arrangement with Evergreen Venture Partners, LLC ("Evergreen"). Evergreen and the Company had been parties to a certain Convertible Loan and Security Agreement dated as of December 23, 2003 (the "Loan Agreement") pursuant to which the Company issued a convertible promissory note to Evergreen in the principal amount of $600,000 (the "Old Note"). In addition, on September 19, 2003, we entered into a Letter Agreement with Evergreen, pursuant to which we issued to Evergreen a warrant to purchase 3,816,667 shares of Common Stock. The Company and Evergreen also were parties to a certain Stock Purchase Agreement dated February 27, 2004 (the "Stock Agreement"). Under the terms of the Stock Agreement, we issued 10,000,000 shares of Common Stock to Evergreen and a warrant to purchase 12,500,000 shares of Common Stock. On or about April 23, 2004, the Company and Evergreen terminated the Old Note issued under the Loan Agreement and we issued 5,000,000 shares of Common Stock to Evergreen and a warrant to purchase 10,000,000 shares of Common Stock.

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

Waiver, Consent, Surrender and Modification Agreement

Also in connection with the Sovereign Partners, LLC acquisition, we restructured an investment arrangement with Crestview Capital and certain of Crestview's affiliated investment entities (collectively, "Crestview"). We had entered into a series of Purchase Agreements (the "Purchase Agreements") with Crestview during the year 2004, whereby the Company issued and sold to Crestview (and certain other participating investors) convertible notes (the "Crestview Debentures"), warrants to purchase Common Stock (the "Crestview Warrants") and shares of Common Stock of the Company.

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

In addition, the conversion features of the Debentures were modified such that the maximum number of shares issuable upon conversion of the Debentures is now limited to 40,000,000 shares of Common Stock. The payment terms of the Debentures were also modified such that the principal amount of the Debentures, approximately $4,420,000 plus accrued but unpaid interest shall be due and payable on July 1, 2006. However, should the trading price of our Common Stock be greater than $0.25 per share for a consecutive thirty-day period up to $2,250,000 of the Debentures shall terminate and we shall have no further obligation to Crestview under the Debentures.

Subsequent to Year End, the Company entered into a Restructure and Amendment Agreement with the original members of Sovereign Partners, LLC. This agreement was created to resolve operating conflicts between the Company and Sovereign Partners, LLC. Under the terms of the agreement the original Stock Purchase Agreement was modified to eliminate the EBITDA and NOI provisions. All subsequent-to-purchase-date issuances of the Company’s stock in consideration of the original Stock Purchase Agreement were amended to the following. The guaranteed shares were modified to equal 500,000 shares of the Company Convertible Series B Preferred Stock issued as 250,000 shares with the execution of the agreement and the balance of 250,000 shares to be issued on July 1, 2006. Incentive shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred Stock and will be issued as 500,000 shares on January 1, 2007 and 500,000 shares on July 1, 2007. Bonus shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred stock and will be issued as 500,000 shares on January 1, 2008 and 500,000 shares on July 1, 2008. In addition, the Company shall distribute Balance Shares in two equal installments on January 1, 2009 and July 1, 2009. The Balance Shares shall be shares of the Company’s Convertible Series B Preferred Stock which shall equal such number of such preferred stock as shall provide the Members with ownership of at least, but not more than 49.99% of the issued and outstanding shares of the Common Stock of the Company on an as converted and fully diluted capitalization basis as measured on the Measurement Date. The Measurement Date shall be the last day of the first consecutive 10 day period, wherein the shares of the Company’s common stock have had a closing bid price of at least $0.10 per share on each day in that period, as adjusted for any stock splits, dividends, or similar adjustments. The Balance Shares calculation shall not include, and shall be adjusted for any shares or securities issued with respect to any mergers, acquisitions, conversion of debt to equity, obligations of Sovereign existing as of February 18, 2005 or any options or warrants that expire, unexercised prior to January 1, 2009 which may have been outstanding on the Measurement Date.

Item 1a. Risk Factors

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM EXPRESSED IN THEIR AUDIT REPORT RELATED TO OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2005, SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their opinions on our financial statements for the years ended December 31, 2004 and 2005, our independent auditor, AJ. Robbins PC, expressed substantial doubt about our ability to continue as a going concern because of our recurring losses and negative working capital.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. IF WE ARE UNABLE TO BECOME PROFITABLE, OUR OPERATIONS WILL BE ADVERSELY EFFECTED.

We have incurred annual operating losses since our inception. As a result, at December 31, 2005, we had an accumulated deficit of $72,389,973 . Our gross revenues for the years ended December 31, 2005 and 2004, were $27,906,065 and $6,479,419, with losses from operations of $9,379,343 and $10,916,387 and net losses of $11,225,278 and $17,302,850 respectively.

As we pursue our business plan, we expect our operating expenses to increase significantly. We will need to generate increased revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. Our inability to become profitable on a quarterly or annual basis would have a materially adverse effect on our business and financial condition. Also, the market price for our stock could fall.

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

WE HAVE A NOTE PAYABLE TO EVERGREEN VENTURE PARTNERS, LLC DUE IN 2006. WE CURRENTLY DO NOT HAVE THE FUNDS AVAILABLE TO PAY THIS NOTE WHEN DUE.

In 2005 we entered into an agreement with Evergreen Venture Partners, LLC to purchase 17,000,000 unregistered shares of our common stock for a $750,000 note payable. The terms of the agreement call for payment of the note plus accrued interest in July 2006, provided however, if our common share price exceeds $0.21 per share for 30 consecutive days, payment of the note shall be forgiven.

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

In November 2004, we issued 10,000 shares of Series A Convertible Preferred Stock ("Series A Stock") at $100.00 per share, for a total consideration of $1,000,000. The Series A Stock is convertible into our common stock at a conversion price ranging from $0.05 to $0.075 as calculated in accordance with the Certificate of Designation. The Series A Stock has a liquidation preference ahead of the common stock in the event of any dissolution or winding up of our Company and is entitled to any dividends that may be declared from time to time by the Board of Directors. In 2005, 1,250 Series A preferred shares were converted into 2,500,000 shares of common stock.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At December 31, 2005, we had 363,382,430 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT PRICE VOLATILITY IN THE PAST AND WE EXPECT IT TO EXPERIENCE HIGH VOLATILITY IN THE FUTURE. THIS HIGH VOLATILITY SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

The trading price for our common stock has been, and we expect it to continue to be, highly volatile. For example, the closing bid price of our stock has fluctuated between $0.02 and $0.35 per share since January 1, 2003. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many telecommunications companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

FUTURE SALES OF COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. As of the date of this report, there are 153,952,899 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of Rule 144. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to Rule 144 may cause the price of our common stock to decline.

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

OUR BUSINESS IS CYCLICAL AND IS SIGNIFICANTLY IMPACTED BY CHANGES IN GENERAL AND LOCAL ECONOMIC CONDITIONS.

Our Real Estate business is cyclical and is significantly impacted by changes in national and general economic factors outside of our control, such as short and long term interest rates, the availability of financing for homebuyers, consumer confidence (which can be substantially affected by external conditions, including international hostilities, federal mortgage financing programs, and federal income tax provisions. The cyclicality of our business is also highly sensitive to changes in economic conditions that can occur on a local or regional basis, such as changes in housing demand, population growth, employment levels and job growth, and property taxes. Weather conditions and natural disasters such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions can harm our homebuilding business on a local or regional basis. Civil unrest can also have an adverse effect on our homebuilding business. Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on our homebuilding business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs. Rebuilding efforts underway in the gulf coast region of the United States following the destruction caused by the two devastating hurricanes there in the summer of 2005 may cause or exacerbate shortages of labor and/or certain materials. The difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction has even begun on their homes. In addition, some of the difficulties described above could cause some homebuyers to cancel their home purchase contracts altogether.

THE HOMEBUILDING INDUSTRY HAS NOT EXPERIENCED A DOWNTURN IN MANY YEARS, AND NEW HOMES MAY BE OVERVALUED.

Although the homebuilding business can be cyclical, it has not experienced a downturn in many years. Some have speculated that the prices of new homes, and the stock prices of companies like ours that build new homes, are inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes would have an adverse effect on our homebuilding business. If new home prices decline, interest rates increase or there is a downturn in the economy, some homebuyers may cancel their home purchases because the required deposits are small and generally refundable. If the prices for new homes begin to decline, interest rates increase or there is a downturn in local or regional economies or the national economy, homebuyers may have financial incentive to terminate their existing sales contracts in order to negotiate for a lower price or to explore other options. Such a result could have an adverse effect on our homebuilding business and our results of operations.

OUR SUCCESS DEPENDS ON THE AVAILABILITY OF IMPROVED LOTS AND UNDEVELOPED LAND THAT MEET OUR LAND INVESTMENT CRITERIA.

The availability of finished and partially developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, and zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

HOME PRICES AND SALES ACTIVITY IN THE PARTICULAR MARKETS AND REGIONS IN WHICH WE DO BUSINESS IMPACT OUR RESULTS OF OPERATIONS BECAUSE OUR BUSINESS IS CONCENTRATED IN THESE MARKETS.

Home prices and sales activity in some of our key markets have declined from time to time for market-specific reasons, including adverse weather or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of the key markets in which we operate, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely impacted.

INTEREST RATE INCREASES OR CHANGES IN FEDERAL LENDING PROGRAMS COULD LOWER DEMAND FOR OUR HOMES.

Nearly all of our customers finance the purchase of their homes, and a significant number of these customers arrange their financing through our subsidiary Lighthouse Lending, LLC. Increases in interest rates or decreases in availability of mortgage financing would increase monthly mortgage costs for our potential homebuyers and could therefore reduce demand for our homes and mortgages. Increased interest rates can also hinder our ability to realize our backlog because our sales contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at interest rates that were prevailing when they signed their contracts. Because the availability of Fannie Mae, FHLMC, FHA and VA mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales.

WE ARE SUBJECT TO SUBSTANTIAL LEGAL AND REGULATORY REQUIREMENTS REGARDING THE DEVELOPMENT OF LAND, THE HOMEBUILDING PROCESS AND PROTECTION OF THE ENVIRONMENT, WHICH CAN CAUSE US TO SUFFER DELAYS AND INCUR COSTS ASSOCIATED WITH COMPLIANCE AND WHICH CAN PROHIBIT OR RESTRICT HOMEBUILDING ACTIVITY IN SOME REGIONS OR AREAS.

Our homebuilding business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past. The mortgage brokering operations of Lighthouse Lending, LLC are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines which include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we materially violated any of the foregoing laws could have an adverse effect on our results of operations.

WE BUILD HOMES IN HIGHLY COMPETITIVE MARKETS, WHICH COULD HURT OUR FUTURE OPERATING RESULTS.

We compete in each of our markets with a number of homebuilding companies for homebuyers, land, financing, raw materials and skilled management and labor resources. Our competitors include large national homebuilders, as well as other smaller regional and local builders that can have an advantage in local markets because of long-standing relationships they may have with local labor or land sellers. We also compete with other housing alternatives, such as existing homes and rental housing. These competitive conditions can make it difficult for us to acquire desirable land which meets our land buying criteria, cause us to offer or to increase our sales incentives or price discounts, and result in reduced sales. Any of these competitive conditions can adversely impact our revenues, increase our costs and/or impede the growth of our local or regional homebuilding businesses.

CHANGING MARKET CONDITIONS MAY ADVERSELY IMPACT OUR ABILITY TO SELL HOMES AT EXPECTED PRICES.

There is often a significant amount of time between when we initially acquire land and when we can make homes on that land available for sale. The market value of a proposed home can vary significantly during this time due to changing market conditions. In the past, we have benefited from increases in the value of homes over time, but if market conditions were to reverse, we may need to sell homes at lower prices than we anticipate. We may also need to take write-downs of our home inventories and land holdings if market values decline.

BECAUSE OF THE SEASONAL NATURE OF OUR REAL ESTATE BUSINESS, OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

We have experienced seasonal fluctuations in quarterly operating results. We typically do not commence significant construction on a home before a sales contract has been signed with a homebuyer. A significant percentage of our sales contracts are made during the spring and summer months. Construction of our homes typically requires approximately four months and weather delays that often occur during late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of our fiscal year.

OUR LEVERAGE MAY PLACE BURDENS ON OUR ABILITY TO COMPLY WITH THE TERMS OF OUR INDEBTEDNESS, MAY RESTRICT OUR ABILITY TO OPERATE AND MAY PREVENT US FROM FULFILLING OUR OBLIGATIONS.

The amount of our debt could have important consequences. For example: it could limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements; require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes; impact our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage because we have more debt than some of our competitors; and make us more vulnerable in the event of a downturn in our business or in general economic conditions. Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses could also be affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of debt and/or equity securities, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may also affect our ability to meet our debt service obligations, because borrowings under our bank credit facilities bear interest at floating rates. A higher interest rate on our debt could adversely affect our operating results. Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our bank credit facilities in an amount sufficient to enable us to pay our debt service obligations or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. The indentures governing our outstanding debt instruments and our bank credit facilities include various financial covenants and restrictions, including restrictions on debt incurrence, sales of assets and cash distributions by us. Should we not comply with any of those restrictions or covenants, the holders of those debt instruments or the banks, as appropriate, could cause our debt to become due and payable prior to maturity. Currently we are not in compliance with our certain bank loan covenants.

WE MAY HAVE DIFFICULTY IN CONTINUING TO OBTAIN THE ADDITIONAL FINANCING REQUIRED TO OPERATE AND DEVELOP OUR BUSINESS.

Our construction operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

OUR FUTURE GROWTH MAY BE LIMITED BY CONTRACTING ECONOMIES IN THE MARKETS IN WHICH WE CURRENTLY OPERATE, AS WELL AS OUR INABILITY TO ENTER MARKETS.

Our future growth and results of operations could be adversely affected if the markets in which we currently operate do not continue to support the expansion of our existing business or if we are unable to identify new markets for entry. Our inability to grow organically in existing markets or to expand into new markets would limit our ability to achieve our growth objectives and would adversely impact our future operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

General

Our headquarters are located in Broomfield, Colorado and are leased through 2015. We are currently paying $7,437 per month for the space, however in June our rent will increase to $15,320 per month. With this facility we believe that our leased office space will be adequate for the Company's needs for the foreseeable future. Our operations or conducted from leased premises located in Thornton, Greeley and Windsor Colorado and Fort Worth, Texas. The Thornton premise has a three year lease and currently we are paying $1,767 per month. The Thornton and Greeley offices have a 60 month lease and we are currently paying $14,000 per month for these offices. The Fort Worth premise has a 38 month lease and currently we are paying $3,496 per month. We believe that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of our businesses.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.

Intellectual Property

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

Item3. Legal Proceedings

Cardinal Communications, Inc. (the “Company”) is a defendant in a proceeding styled Exceleron Software, Inc. v. Cardinal Communications, Inc., Cause No. DV05-8334-J, filed in the Dallas County, Texas District Court on August 22, 2005. Exceleron is seeking damages of $240,000 together with interest and attorney’s fees for early termination of a billing software contract. The Company intends to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Usurf TV, formerly known as Neighborlync, a wholly owned subsidiary of the Company that ceased operations in early 2005, was sued by Platte Valley Bank in Scotts Bluff, Nebraska County Court. The case is styled Platte Valley Bank v. Usurf TV, f/k/a/ Neighborlync, Inc., Case No. CI O5-1050 and was filed on September 12, 2005. The Plaintiff obtained judgment for $45,000 in or around October 2005. The Defendant, however, does not have any assets and is no longer in business. The Company will vigorously defend itself against any attempts to enforce the judgment against the Company, but has recorded a $45,000 liability in connection with this lawsuit.

On September 29, 2000, an involuntary bankruptcy petition was filed against CyberHighway, Inc. in the Idaho Federal Bankruptcy Court, styled In Re: CyberHighway, Inc., Case No. 00-02454. CyberHighway is a non-operating subsidiary of the Company that operated as an internet service provider. During 2004, the final order of bankruptcy and discharge was entered.

In June 2003 one of the Company’s subsidiaries, USURF Telecom, Inc., was named as a defendant in a lawsuit filed by Qwest Corporation. This case was styled: Qwest Corporation vs. Maxcom, Inc. (f/k/a Mile High Telecom, CLEC for Sale, Inc. and Mile High Telecom, Inc.), et. al., District Court, City and County of Denver, Colorado, Case No. 03-CV-1676. In December 2005, this suit was dismissed with prejudice and the Company incurred no losses in relation to the suit.

Rocky Mountain Panel, LLC (a dissolved wholly-owned subsidiary of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), was a defendant in a lawsuit known as Baker Commons HOA v. Nicholas Construction, Inc., Case No. 04-CV-6967 pending in the District Court, Denver County, Colorado. In March 2006, this suit was dismissed with prejudice and the Company incurred no losses in relation to the suit.

King Concrete, LLC (a dissolved wholly-owned subsidiary of Sovereign Partners, LLC, a wholly-owned subsidiary of the Company), was a defendant in a proceeding known as ABCO Development Corporation v. Systems Contractors, Inc., Case Nos. Case Nos. BC316119 and BC313338 pending in the Superior Court for the County of Los Angeles, California. The lawsuit alleged defective construction claims with respect to certain concrete components performed by King Concrete at a project site in Lakewood, Colorado. In February 2006, this suit was settled and the Company incurred no losses in relation to the suit.

The Company is a defendant in an arbitration proceeding styled Douglas O. McKinnon v. Cardinal Communications, Inc. pending before the American Arbitration Association in Denver, Colorado. The demand for arbitration was filed on July 29, 2005. Mr. McKinnon is seeking $360,000, representing two years salary pursuant to an employment agreement with the Company. The Company intends to vigorously defend this action; however, the Company cannot control the outcome and extent of losses, if any, that may be incurred.

Sovereign Companies, LLC (“Sovereign”), a wholly owned subsidiary of the Company, is involved in litigation surrounding a condominium development project in Greeley, Colorado known as Mountain View at T-Bone. In October 2005, Sovereign, Mountain View at T-Bone, LLC (“Mountain View”), and Mr. Edouard A. Garneau filed a declaratory relief action against certain members of Mountain View seeking a determination of the various rights and obligations of the members. The action is styled Sovereign Companies, LLC et al. v. Yale King et al., Case No. 05-CV-649 and is pending in Larimer County District Court in Colorado. The declaratory relief action seeks to clarify the roles and responsibilities of certain members and the operational authority of individual managers of Mountain View and asserts claims against certain of its members. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common and preferred stock

In a related action, Sovereign and Mr. Garneau, in his capacity as Manager of Sovereign and Mountain View, were named in a lawsuit brought by several individual members of Mountain View, claiming unspecified damages for breach of contract by Sovereign and Mr. Garneau, and for other causes of action against Mr. Garneau individually. That case is styled Yale King et al. v. Sovereign Companies, LLC et al., Case No. 2005-CV-1008 and was filed in June 2005 in Weld County District Court in Colorado. This action was subsequently dismissed for improper venue and transferred to Denver County District Court. Both related cases have been stayed pending a determination as to where the two cases should proceed. Sovereign disputes the allegations of the other Mountain View members and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common and preferred stock.

Sovereign Companies, LLC (“Sovereign”), a wholly owned subsidiary of the Company, was involved in trademark litigation in the Trademark Trial & Appeals Board styled Sovereign Bank v. Sovereign Companies, LLC, Cancellation No. 92043948, filed on December 2, 2004. Following a negotiated resolution of the matter, the petitioner withdrew its petition to cancel on September 15, 2005. Sovereign incurred no losses in relation to the suit.

Since the close of the Company’s 2005 fiscal year, Colorado River KOA, LLC (“CRKOA”), a partially owned subsidiary of the Company, has been sued by WHR Properties, Inc. in a case styled WHR Properties, Inc. v. Colorado River KOA, LLC and is currently pending in Gunnison County District Court in Colorado. The action was filed on March 17, 2006 and alleges breach of an agreement for the purchase of real property and seeks specific performance of the alleged contract and, alternatively, an unspecified claim for damages. CRKOA disputes the allegations and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

Since the close of the Company’s 2005 fiscal year, Sovereign Companies, LLC and Sovereign Developments, LLC, (collectively “Sovereign”), wholly owned subsidiaries of the Company, have been sued by Jech Excavating, Inc. in a case styled Jech Excavating, Inc. v. Riverplace Condominiums, LLC et al., Case No. 55-CV-06-2-28 pending in Olmstead County District Court in Minnesota. The action was filed on February 22, 2006 and alleges breach of contract under a promissory note relating to the performance of excavating work at the Riverplace development. The action also asserts a claim against Mr. Garneau individually. The Plaintiff is seeking damages of $664,000 together with interest and attorney’s fees. The parties are currently engaging in settlement negotiations. Sovereign intends to vigorously defend the action. However, Sovereign cannot control the outcome and extent of the losses, if any, that may be incurred.

Since the close of the Company’s 2005 fiscal year, Sovereign Homes, a wholly owned subsidiary of the Company, has been sued by third-party plaintiff, Jech Excavating, Inc. in a case styled Falcon Drilling & Blasting, Inc. v. Jech Excavating, Inc. et al., Case No. 55-C4-05-005151, pending in Olmstead County District Court in Minnesota. The third-party complaint against Sovereign Homes was filed on March 9, 2006 and seeks enforcement of a mechanics lien, alleges breach of contract, and asserts other claims relating to the performance of excavating work at the Rocky Creek development. The Plaintiff is seeking damages of $263,000 together with interest and attorney’s fees. The parties are currently engaging in settlement negotiations. Sovereign Homes intends to vigorously defend the action. However, Sovereign Homes cannot control the outcome and extent of the losses, if any, that may be incurred.

Item 4. Submission of Matters to a Vote of Security Holders
There were no annual or special meetings of our common or preferred shareholders, and no actions by written consent of our common or preferred shareholders were taken, during the fourth quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information
Until March 9, 2004, our common stock traded on the American Stock Exchange, under the symbol "UAX". The table below sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported by the American Stock Exchange:

Quarter/Period Ended	High	Low

December 23, 2003	0.35	0.15
March 4, 2004	0.24	0.20

On March 5, 2004 we were notified by the American Stock Exchange ("AMEX") that, following a hearing on March 4, 2004, a Listing Qualifications Panel of the AMEX Committee on Securities affirmed a decision by the AMEX staff to delist our common stock. On March 9, 2004, AMEX suspended trading of our common stock. On March 10, 2004, our common stock began trading on the "pink sheets" and on March 22, 2004, began trading "over the counter" on the Over the Counter Bulletin Board ("OTC BB") under the symbol "USUR.OB." The table below shows the range of high and low bid information for the period March 10, 2004 through June 23, 2005.

Quarter/Period Ended	High	Low

March 31, 2004	0.11	0.06
June 30, 2004	0.19	0.06
September 30, 2004	0.09	0.05
December 31, 2004	0.13	0.06
March 31, 2005	0.10	0.07
June 23, 2005	0.08	0.05

On June 24, 2005 we received a new stock symbol “CDNC.OB”. The stock symbol change was in response to our name change from Usurf America, Inc. to Cardinal Communications, Inc. The table below shows the range of high and low bid information for the period June 24, 2005 through March 31, 2006.

Quarter/Period Ended	High	Low

June 30, 2005	0.05	0.05
September 30, 2005	0.06	0.03
December 31, 2005	0.04	0.02
March 31, 2006	0.03	0.02

Holders

On March 23, 2006 there were approximately 1,271 holders of record of our common stock.

Derivative Securities Authorized for Issuance

As of December 31, 2005, there were 7,150,000 common shares to be issued upon the exercise of outstanding options. The weighted average exercise price of these options is $0.10.

As of December 31, 2005, there were 60,393,129 common shares to be issued upon the exercise of outstanding warrants. The weighted average exercise price of these warrants is $0.10.

2005 Employee Stock Ownership Plan

As of December 31, 2005 there were 37,488,597 shares available for future issuance under the 2005 Employee Stock Ownership Plan.

Convertible Preferred Stock

As of December 31, 2005 we had 8,750 shares of convertible Series A Preferred Stock outstanding. These shares are convertible into 17,500,000 shares of common stock.

As of December 31, 2005 we had 100,000 shares of convertible Series B Preferred Stock outstanding. These shares are convertible into 10,000,000 shares of common stock.

Dividends

We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.

Authorized Shares Increase

On June 9, 2005, our stockholders approved an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock from 400 million to 800 million.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2005, we issued the following securities:

1. (a) Securities Issued. In November 2005, 2,500,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Monarch Pointe Fund, Ltd..

(c) Consideration, such shares were issued pursuant to the conversion of 1,250 shares of convertible Series A Preferred Stock into common stock.

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

Item 6. Management’s Discussion, Analysis and Plan of Operation.

Cardinal Communications, Inc is a “Developer of Connected Communities”. As such, we design, construct, and operate diversified communication systems. The systems include voice, video, internet, wireless, and video-on-demand services to customers in multiple dwelling units (MDU), newly constructed housing developments, commercial properties, and the hospitality industry. One of our divisions builds residential and commercial properties, insuring a steady stream of telecommunication customers. Another of our divisions concentrates on selling “land line” services on a prepaid basis. Our newest division sells video-on-demand to the hospitality industry, and will be selling video-on-demand to the residential industry very soon. We currently have operations in multiple states, 5 countries, and 4 continents.

Our plan for the next twelve months includes obtaining as many telecommunications customers as we can. We intend to grow our customer base through internal growth whenever possible, but we may acquire customers by acquiring related businesses or properties. If operational cash flow is insufficient to fund this growth, we will attempt to raise capital throughout the year.

Our future research and development is primarily performed in our newly acquired video-on-demand division, at the R&D facility in Halifax, Nova Scotia. These R&D efforts include the development and deployment of a fully digital video-on demand platform for the hospitality and the residential markets. We expect these efforts to be ongoing throughout the year.

We are not planning on any significant additions to plant, equipment, or employee counts throughout the year.

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

Plan of Operation

Our plan for the next twelve months includes obtaining as many telecommunications customers as we can. We intend to grow our customer base through internal growth whenever possible, but we may acquire customers by acquiring related businesses or properties. If operational cash flow is insufficient to fund this growth, we will raise capital throughout the year.

Our future research and development is primarily performed in our newly acquired video-on-demand division, at the R&D facility in Halifax, Nova Scotia. These R&D efforts include the development and deployment of a fully digital video-on demand platform for the hospitality and the residential markets. We expect these efforts to be ongoing throughout the year.

We are not planning on any significant additions to plant, equipment, or employee counts throughout the year.

2004 Acquisitions

Connect Paging, Inc. d/b/a Get A Phone
In April 2004 the Company acquired Connect Paging, Inc. d/b/a Get A Phone ("GAP"). The purchase price consisted of $2,000,000 in cash and 15,000,000 shares of common stock of the Company. GAP operates as a competitive local exchange carrier (CLEC) in Texas offering local and long distance telephone services. GAP has acquired approximately 13,000 customers that could generate over $7.0 million in annual revenues. The transaction was subject to the approval of the Texas Public Utilities Commission and such approval was received in April 2004.

Sovereign Assets
In February 2004 the Company acquired certain assets of certain LLC's controlled by the Sovereign Companies, LLC for stock. The purchase price under the various agreements was $479,770, generally for subscribers, equipment and other assets. In connection with theses agreements, we issued a total of 5,203,870 shares of common stock

2005 Acquisitions and Important Transactions

Sovereign Companies
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

This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill totaling approximately $6,688,207 . Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the Company evaluates its goodwill for impairment annually. Pro forma results of operations are presented on a Current Report on Form 8-K by amendment filed August 4, 2005. Financial statements for years ended 2002, 2003 and 2004 are included in the August 4, 2005 Current Report on Form 8-K/A.

Subsequent Events Concerning the Sovereign Acquisition Agreement Restructuring

Subsequent to December 31, 2005 the Company entered into a Restructure and Amendment Agreement with the original members of Sovereign Partners, LLC. This agreement was created to resolve operating conflicts between the Company and Sovereign Partners, LLC. Under the terms of the agreement the original Stock Purchase Agreement was modified to eliminate the EBITDA and NOI provisions. All subsequent-to-purchase-date issuances of the Company’s stock in consideration of the original Stock Purchase Agreement were amended to the following. The guaranteed shares were modified to equal 500,000 shares of the Company Convertible Series B Preferred Stock issued as 250,000 shares with the execution of the agreement and the balance of 250,000 shares to be issued on July 1, 2006. Incentive shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred Stock and will be issued as 500,000 shares on January 1, 2007 and 500,000 shares on July 1, 2007. Further bonus shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred stock and will be issued as 500,000 shares on January 1, 2008 and 500,000 shares on July 1, 2008. In addition, the Company shall distribute Balance Shares in two equal installments on January 1, 2009 and July 1, 2009. The Balance Shares shall be shares of the Company’s Convertible Series B Preferred Stock which shall equal such number of such preferred stock as shall provide the Members with ownership of at least, but not more than 49.99% of the issued and outstanding shares of the Common Stock of the Company on an as converted and fully diluted capitalization basis as measured on the Measurement Date. The Measurement Date shall be the last day of the first consecutive 10 day period, wherein the shares of the Company’s common stock have had a closing bid price of at least $0.10 per share on each day in that period, as adjusted for any stock splits, dividends, or similar adjustments. The Balance Shares calculation shall not include, and shall be adjusted for any shares or securities issued with respect to any mergers, acquisitions, conversion of debt to equity, obligations of Sovereign existing as of February 18, 2005 or any options or warrants that expire, unexercised prior to January 1, 2009 which may have been outstanding on the Measurement Date. Exhibit 10.22 filed herewith includes the February 2006 Restructure and Amendment Agreement with the original members of Sovereign Partners, LLC.

Technology License

On February 17, 2006, the Company (or “Cardinal”) signed a Technology and Trademark License Agreement (the “License”) with GalaVu Entertainment Networks, Inc., of Toronto, Ontario, Canada (“GalaVu”). The term of the License is ten (10) years. Among other things, the License grants Cardinal a non-exclusive, royalty-free, fully paid up, worldwide license to make, use, sell, offer to sell, manufacture, market, and distribute the finished products and technology incorporated into GalaVu’s video on demand system (the “GalaVu Technology”). Under the License Cardinal has the right to bundle products incorporating the GalaVu Technology with other products distributed by Cardinal. Cardinal also has the right to sublicense the rights granted under the License to third parties, provided that Cardinal enters into sublicense agreements with each such sublicensee consistent with the terms set forth in the License. The rights provided to Cardinal under the License shall apply equally to existing and future products of similar or like functionality as those currently offered by GalaVu. The License requires GalaVu to provide Cardinal within five (5) days of the date of execution of the License, all technical information (including, but not limited to product specifications, blueprints and schematics, circuit diagrams, software, middleware, and firmware) required to manufacture GalaVu’s products and/or comprising the GalaVu Technology.

In addition, provisions in the License grant Cardinal the right, but not the obligation, to purchase products incorporating or comprising the GalaVu Technology from GalaVu (the “Purchased Products”). Cardinal shall pay only the actual costs of manufacturing and shipping the Purchased Products to Cardinal (or as directed by Cardinal); GalaVu shall not be entitled to any mark-up or profit on such products for the first 5,000 units of such products (the “Initial Units”). Orders for any products in excess of the Initial Units shall be marked-up by the lowest amount charged by GalaVu to any of its customers or partners.

The License also grants to Cardinal a non-exclusive, royalty-free, fully paid up, worldwide license to use GalaVu’s trademarks, service marks, and logos (the “Marks”) for (i) the sale of GalaVu branded products (the “Branded Products”), (ii) the use and display for marketing, advertising and promotion according to certain usage standards, and (iii) incorporating the Marks into the Branded Products. Any uses of the Marks shall be submitted in writing for review by GalaVu in advance and shall not be distributed or used in any manner without prior written approval of the Licensor or its authorized representative, which approval shall not be unreasonably withheld or delayed. No license is granted for the use, display, or incorporation of the Marks on products other than the Branded Products. Cardinal has the right to bundle the Branded Products with other products or services distributed by Cardinal (such Branded Products when bundled with such other products, the “Bundled Products”), provided that Cardinal uses the Marks solely on and in conjunction with that portion of Bundled Products that constitute the Branded Products. Cardinal has the right to sublicense these rights to its partners, resellers, OEMs, distributors and sales representatives that market and distribute Branded Products (each, a “Sublicensee”) solely for the purpose of advertising, marketing, selling and distributing the Branded Products in accordance with the terms of the License; provided that Cardinal enters into agreements with each such Sublicensee consistent with the terms set forth in the License.

The parties to the License acknowledge and agree that the License does not create a fiduciary relationship among or between them; that each shall remain an independent business; and that nothing in the License is intended to constitute either party as an agent, legal representative, subsidiary, joint venturer, partner, employee or servant of the other for any purpose whatsoever. The foregoing summary of the License is qualified in its entirety be reference to the License as attached as an exhibit to this Current Report.

Purchase and Exchange Agreement

On February 17, 2006, the Company, Livonia Pty Limited (an Australian corporation) and Entertainment Media & Telecoms Corporation Limited (“EMT”), executed an agreement regarding the purchase and the exchange of certain debt owed by EMT and/or its subsidiaries (collectively, “EMT”) for equity in EMT, and including provisions for a loan for working capital from Cardinal to GalaVu (the “EMT Agreement”).

Pursuant to the EMT Agreement, Cardinal agreed to purchase the balance of the debt owed by EMT to Alleasing Finance Australia Limited (“Alleasing”), in the principal amount of two million twenty thousand Australian dollars (A$2,020,000.00) (the “Debt”) in exchange for an assignment of the Debt and all security interests securing repayment of the Debt. The purchase price to be paid by the Company for the Debt is seven hundred two thousand five hundred Australian dollars (A$702,500.00).
In addition, the Company has agreed to provide a bridge loan for working capital of seven hundred ninety seven thousand five hundred Australian dollars (A$797,500.00) to GalaVu (the “Loan”). The definitive terms, conditions, and interest rate in respect of such Loan shall be agreed between Cardinal and Livonia. Notwithstanding the generality of the foregoing, Cardinal’s representative shall have sole discretion as to the use of proceeds from the Loan, including how, to whom, and when the Loan proceeds are dispersed.

The Debt and the Loan are to be secured by the assets of EMT’s subsidiaries. The Debt purchased from Alleasing shall remain secured by the assets of EMT’s subsidiaries, including GalaVu. Also, Livonia shall assign to Cardinal six hundred and forty eight thousand two hundred and fifty Australian dollars (A$648,250.00) of the secured debt that Livonia previously purchased from Alleasing in a separate transaction, such that the total secured debt held by Cardinal shall total three million four hundred sixty five thousand seven hundred fifty Australian dollars (A$3,465,750.00) (the “Cardinal Secured Debt”). All such Cardinal Secured Debt is and will remain secured by all the EMT’s subsidiaries’ assets.

Cardinal also agreed that, to the extent permissible under Australian law and subject to the approval of the shareholders of EMT, should the same be necessary, Cardinal shall: (a) convert five hundred thirty two thousand five hundred Australian dollars (A$532,500.00) of the Cardinal Secured Debt into 53,250,000 shares in free-trading, common stock of EMT at a conversion rate of 1 cent per share; and (b) at a date to be agreed between the parties, convert two million nine hundred thirty three thousand seven hundred and fifty Australian dollars (A$2,933,750.00) of the Cardinal Secured Debt into shares of free-trading EMT common stock at a conversion rate of one half cent ($.005) per share, equating to 586,250,000 shares in EMT. In addition, Livonia agreed that, to the extent permissible under Australian law and subject to approval of the shareholders of EMT, should same be necessary, Livonia shall: (a) convert A$425,000.00 owing to it by EMT into 42,500,000 shares in EMT at a conversion rate of 1 cent per share; and (b) at a date to be agreed between the parties, convert A$733,750.00 owing to it by EMT into shares in EMT at a conversion rate of one half cent (A$.005) per share, equating to 146,750,000 shares in EMT. The Parties agreed to take all acts necessary to ensure that, following both the Cardinal conversion and the Livonia conversion, Cardinal shall own 64% of the outstanding shares of EMT, accounted for on a fully diluted basis. EMT has historically traded on the Australian stock exchange under the symbol ETC.

Livonia and EMT agreed that should: (a) the shareholders of EMT not agree to the conversion by Cardinal of its Cardinal Secured Debt into equity in EMT, or (b) EMT does not regain trading status on the Australian Stock Exchange within one hundred and twenty (120) days of the date of the EMT Agreement, Livonia and EMT shall do all acts, matters or things to facilitate the transfer of the assets constituting the security (including but not limited to the assets of GalaVu) to Cardinal free and clear of all liens, claims, and encumbrances, in exchange for Cardinals’ agreement to extinguish the Cardinal Secured Debt. Cardinal agreed that, in the event that the GalaVu assets are transferred to Cardinal in exchange for the Cardinal Secured Debt, Livonia shall be entitled to acquire shares of Cardinal as follows: first, Livonia shall cause EMT to be sold; second, the purchase price obtained by Livonia from such sale (the “Purchase Price”) shall be paid directly to Cardinal in its entirety in exchange for shares of Cardinal common stock. The number of shares shall be determined by dividing the dollar amount of the Shell Purchase Price, converted to United States dollars, by the lower of 80% of the price per share for the five (5) trading days preceding the date of issuance, or two cents (U.S. $0.02).

Assignment Deed

Effective February 20, 2006, the Company signed an Assignment Deed with Alleasing Finance Australia Limited, an Australian company (formerly Rentworks Limited) (“Alleasing”) (the “Assignment”). Pursuant to the Assignment, Alleasing agreed to Cardinal all of its right, title, and interest in the debt owing by the Entertainment Media & Telecoms Corporation Limited (“EMT”) and/or EMT’s subsidiaries, including GalaVu Entertainment Networks, Inc. (“GalaVu”) to Cardinal in the amount of two million twenty thousand Australian dollars (A$2,020,000.00) (the “Debt”). The purchase price paid by Cardinal for the debt is seven hundred two thousand five hundred Australian dollars (A$702,500.00).
The Debt is secured by the (a) Pledge Agreement between Entertainment Media & Telecoms Corporation (Canada), Inc., (registered in Canada) (“EMT (Canada)”), and Rentworks Limited dated 31 March 2005; (b) Security Agreement between EMT (Canada) and Rentworks Limited dated 31 March 2005; (c) Security Agreement between GalaVu and Rentworks Limited dated 31 March 2005; (d) Guaranty between EMT (Canada), Inc., and Rentworks Limited dated 31 March 2005; and (e) Guaranty between GalaVu and Rentworks Limited dated 31 March 2005.

Interested Director

A member of the Company’s Board of Directors, David A. Weisman, and certain entities affiliated with Mr. Weisman are shareholders of GalaVu’s parent corporation, Entertainment Media & Telecoms Corporation Limited. Mr. Weisman did not participate in the vote by Cardinal’s Board of Directors approving the License, the Assignment Deed, or the Purchase and Exchange Agreement (collectively, the “Agreements”). The remaining members of Cardinal’s Board of Directors voted unanimously to approve the Agreements.

Financing Activities in 2004 and 2005

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

The company was has been notified that certain affiliated purchasers in both the March 2004 private placement and the second quarter 2004 private placement expect additional penalty interest and liquidated damages when their notes are satisfied. The Company believes that when the terms of the private placements were modified in February 2005 (described below), the default interest and liquidated damages were eliminated. However as of December 31, 2005 the Company has recorded additional accrued interest expense of $111,307 comprised of $32,569 of penalty interest and 78,738 of liquidated damages until such time this issue is resolved.

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

Additionally, in February 2005 the Company modified the terms of its 2004 private placement agreements with Crestview Capital Master, LLC (Crestview”) and other affiliates of Crestview totaling $4,420,000 (the “Modification”) such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures and the warrants issued in connection with the private placements to purchase an aggregate of 31,626,372 shares of common stock were surrendered and canceled. If the Company’s common share price exceeds $0.25 per share for 30 consecutive days, payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

In September 2005, the Company entered into a Secured Promissory Note with Crestview Capital Master, LLC. The principal amount of the note was $500,000 bearing interest at the rate of LIBOR plus 6%. The note is due August 1, 2006. As partial consideration for the note, the Company issued to the Payee a five year warrant to purchase 1,666,666 shares of common stock at an exercise price of $0.07. A note origination fee of $10,000 was recorded in relation this note and a debt discount value was calculated based upon the Black-Scholes model applied to the warrants; and over the life of the note $34,972 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes model the average risk free interest rate used was 5%, volatility was estimated at 83% and the expected life was five years.

In December 2005, the Company entered into a Secured Promissory Note with Crestview Capital Master, LLC and The Elevation Fund, LLC (collectively the “Payee”). The principal amount of the note was $750,000 bearing interest at the rate of 10%. The note is due December 17, 2006. As partial consideration for the note, the Company issued to the Payee five year warrants to purchase 7,500,000 shares of common stock at an exercise price of $0.05. A note origination fee of $ 35,882 was recorded in relation this note and a debt discount value was calculated based upon the Black-Scholes model applied to the warrants; and over the life of the note $66,917 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes model the average risk free interest rate used was 5%, volatility was estimated at 70% and the expected life was five years. Also in December 2005, the Company entered into a Convertible Debenture Loan Agreement with Crestview Capital Master, LLC and The Elevation Fund, LLC. The agreement set the interest rate for both the September 2005 Secured Promissory Note and the December Secured Promissory note at 10% and extended an additional amount of credit for $250,000 bringing the total available for loan under the agreement to $1,500,000. Currently only $1,250,000 has been borrowed on these agreements. The holders of the Notes have the right, at any time, to convert up to forty percent (40%) of the principal owed to the holder to shares of Common Stock at a rate of $.025 per shares. There is no intrinsic value to the beneficial conversion feature as the conversion is at $.025 per share and the company’s stock was trading at $.021 when the agreement was signed. Exhibit 10.20 filed herewith includes the December 2005 Loan Agreement and Documents with Crestview Master, LLC and The Elevation Fund, LLC.

At December 31, 2005 total notes payable under the above is $5,670,000 with unamortized debt discount of $232,858 netted against the balance resulting in a senior, secured notes payable balance of $5,437,142.

Construction Lines-of-Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At December 31, 2005 the aggregate borrowings under the lines-of-credit total $17,171,642. Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by individual members of each development entity. Interest rates range from 5.75% to 9.0%, and have maturity dates ranging from March 2006 through November 2006, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of December 31, 2005, the construction lines-of-credit outstanding amounts range from $143,000 to $2,973,294, utilizing eight different lenders.

Notes Payable and Related Party Debt

In May 2005 the Company and a related party, Jantaq, Inc. entered into a $50,000 note. A principal of Jantaq, Inc. John Weisman is the brother of our former CEO David Weisman. The terms of the agreement were for 12% per annum interest and the note was due June 8, 2005. On June 1, 2005 we amended the note to increase the balance due to $125,000. This note was satisfied in June 2005 with 4,166,667 shares of the Company’s common stock. Interest of $1,125 was recorded in relation to this note and financing expense of $119,708 was recorded in relation to the stock conversion.

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

In August 2005 the Company and a related party, Jantaq, Inc. entered into a $150,000 note. A principal of Jantaq, Inc. John Weisman is the brother of our former CEO David Weisman. The terms of the agreement were for 10% per annum interest and the note was due September 1, 2005. In September, the company satisfied the note with 5,505,000 shares of the Company’s common stock. Financing expense of $75,705 was recorded in relation to the stock conversion.

Through the Company’s subsidiary Sovereign Partners, LLC the Company has both debt collateralized by real estate and other unsecured term debt. These notes payable totaled $39,647,282 at December 31, 2005. Interest rates range from 5% to 10.75%, and have maturity dates ranging from January 2006 through February 2020. As of September 30, 2005, the notes payable outstanding amounts range from $43,000 to $4,172,052, utilizing thirteen different lenders. Currently the Company is renegotiating a matured debt in the amount of $2,010349 which is included in the above total.

The Company has related party debt of $4,381,225 at December 31, 2005. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from October 2006 through November 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of December 31, 2005, the related party debts outstanding amounts range from $1,000 to $811,060.

In December, 2005, the Company and a related party, Ronald Bass, the Principal Accounting Officer entered into a $10,000 note. The terms of the agreement were for any unpaid balance after 30 days from the made date to accrue interest at an annual rate of 24%. This note was satisfied in December 2005 and $100 of document preparation fee was recorded in relation to this note.

Financings Subsequent to Year End

In the first quarter of 2006, the Company and a related party, Ronald Bass the Principal Accounting Officer entered into a series of Short-Term notes totaling $14,500. The terms of the agreements were for any unpaid balance after 30 days from the made date to accrue interest at an annual rate of 24%. These notes were satisfied in the first quarter of 2006 and $300 of document preparation fees were recorded in relation to these notes.

In the first quarter of 2006, the Company entered into a series of Convertible Loan Agreements with ISP V, LLC totaling $1,500,000. The final terms of the agreements is for the total $1,500,000 to be due in January 2008 and over the course of the loan the principal shall accrue interest at a rate of 12% per year calculated monthly. As partial consideration for the note, the Company issued to the Payee five year warrants to purchase 2,400,000 shares of common stock at an exercise price of $0.05. A debt discount value was calculated based upon the Black-Scholes model applied to the warrants; and over the life of the note $16,825 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes model the average risk free interest rate used was 5%, volatility was estimated at 69% and the expected life was five years. The holders of the Notes have the right, at any time, to convert the principal owed to the holder to shares of Common Stock at a rate of $.025 per share. There is no intrinsic value to the beneficial conversion feature as the conversion is at $.025 per share and the company’s stock was trading at $.0181 when the agreement was signed. Exhibit 10.21 filed herewith includes the 2006 Loan Agreements and Documents with ISP V, LLC.

In March 2006, the Board of Directors for Cardinal Communications, Inc. (the “Company”) approved on its behalf and the behalf of its wholly owned subsidiary, Sovereign Companies, LLC (“Sovereign”), the execution of a Convertible Loan Agreement, Promissory Note (the “Note”), and Pledge and Security Agreement with Thunderbird Management Limited Partnership (“Thunderbird”). Each of these agreements have been included in Registrant's Current Report on Form 8-K filed with the SEC on April 3, 2006 and are described below.

Convertible Loan Agreement

The Company is currently indebted to Thunderbird pursuant to existing two promissory notes. The first, dated September 12, 2000, is in the original principal amount of seven hundred two thousand dollars ($702,000.00), with interest on the principal balance from time to time remaining at the rate of twelve percent (12%) per annum; the second, dated August 24, 2004, is in the original principal amount of eight hundred thousand dollars ($800,000.00) with interest on the principal balance from time to time remaining at the rate of ten percent (10%) per annum (collectively, the “Prior Notes”).

The Convertible Loan Agreement consolidates for certain purposes the Prior Notes and a third, new note (described in the next section, below) in the original principal amount of nine hundred ninety eight thousand and No/100 Dollars ($998,000.00) (collectively, the “Thunderbird Notes”). The total principal amount owed under the Thunderbird Notes is two million five hundred thousand dollars ($2,500,000.00) (the “Principal Amount”).

The Thunderbird Notes are consolidated for the purposes of setting a single interest rate and certain conversion rights for the Principal Amount. Interest on the Principal Amount outstanding shall accrue at the rate of twelve percent (12%) per annum, which interest shall be paid monthly, with the first installment payable on April 17, 2006, and subsequent payments at the seventeenth day of the month beginning each month thereafter. Overdue principal and interest on the Thunderbird Notes shall bear interest, to the extent permitted by applicable law, at a rate of twelve percent (12%) per annum. If not sooner redeemed or converted, the Thunderbird Notes shall mature on the fifth anniversary of the execution of the Convertible Loan Agreement, at which time all the remaining unpaid principal, interest and any other charges then due under the agreement shall be due and payable in full.

The Thunderbird Notes shall be convertible, at either party’s option, into shares of the Company’s common stock at four separate conversion prices. Up to twenty five percent (25%) of the Principal Amount may be converted at two and a half cents ($0.025) per share; up to twenty five percent (25%) of the Principal Amount may be converted at seven and a half cents ($0.075) per share; up to twenty five percent (25%) of the Principal Amount may be converted at twelve and a half cents ($0.125) per share; and the final twenty five percent (25%) of the Principal Amount may be converted at seventeen and a half cents ($0.175) per share (collectively, such converted stock is referred to as the “Registerable Securities”).

In the Convertible Loan Agreement, the Company has agreed to register all or any portion of the Registerable Securities any time it receives a written request from Thunderbird that the Company file a registration statement under the 1933 Act covering the registration of at least a majority of the Registerable Securities then outstanding. The Company has agreed, subject to the limitations in the Convertible Loan Agreement, to use its best lawful efforts to effect as soon as reasonably possible, and in any event (if legally possible, and as allowed by the SEC, and if no factor outside the Company’s reasonable control prevents it) within 150 days of the receipt of the initial written registration request, to effect the registration under the 1933 Act of all Registerable Securities which the Thunderbird has requested.

Notwithstanding the foregoing, in lieu of registration, the Company may provide Thunderbird with a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors, it would be materially detrimental to the Company and its shareholders for such registration statement to be filed at that time, and it is therefore essential to defer the filing of such registration statement. Thereafter, the Company shall have the right to defer the commencement of such a filing for a period of not more than 180 days after receipt of the request; provided, however, that at least 12 months must elapse between any two such deferrals.

Promissory Note

Pursuant to a Promissory Note, dated March 24, 2006 (the “Note”), the Company and Sovereign (collectively, the “Borrower”), borrow and promise to repay to Thunderbird (the “Payee”), the principal sum of Nine Hundred Ninety Eight Thousand and No/100 Dollars ($998,000.00), with interest at the rate of twelve percent (12%) per annum on the unpaid principal balance until paid or until default. All past due installments of principal and, if permitted by applicable law, of interest shall bear interest at the highest lawful rate, or, if no such maximum rate is established by applicable law, then at the rate of eighteen percent (18%) per annum.

The full amount of principal and interest due under the Note is due on the first business day five years after the date of its execution. The interest shall be due and payable in monthly payments, to be paid on the 17th day of every month and applied to the interest that accrued during the preceding month.

Upon the occurrence of any “Event of Default,” the Payee may declare the remainder of the debt immediately due and payable. An “Event of Default” includes, failure to make payment on the Note when due, and such failure shall continue for fifteen (15) business days from receipt by Borrower of written notice of such failure; Borrower files any voluntary petition seeking relief under federal bankruptcy law or under any other act or law related to insolvency or debtor relief, whether state or federal; the filing against Borrower of any involuntary petition seeking relief under federal bankruptcy law or under any other act or law related to insolvency or debtor relief, whether state or federal, if such petition is not dismissed within thirty (30) days of filing; or a custodian, trustee, receiver or assignee for the benefit of creditors is appointed or takes possession of any of Borrower’s assets.

The Note is secured by the pledge of certain assets by Borrower to the Payee pursuant to the Pledge and Security Agreement.
Pledge and Security Agreement

The Pledge and Security Agreement (“PSA”) secures payment of (i) all amounts now or hereafter payable by the Company and Sovereign (jointly “Pledgors”) to Thunderbird on the Thunderbird Notes, and (ii) all obligations and liabilities now or hereafter payable by the Pledgors under, arising out of or in connection with the PSA (all such indebtedness, obligations and liabilities being herein called the “Obligations”).

Pursuant to the PSA, the Pledgors pledge and grant to Thunderbird a security interest in the shares of stock and partnership interests comprising Pledgors’ interests in Sovereign Pumpkin Ridge, LLC, and, contingent upon Pledgors’ formation of a limited liability company for the purpose of developing the project, Pledgors’ future interest in “Sovereign El Rio, LLC” (collectively, the “Pledged Interests”). The Pledged Interests also include without limitation all of Pledgors’ right, title and interest in and to (i) all dividends or distributions arising from the Pledged Interests, payable thereon or distributable in respect thereof, whether in cash, property, stock or otherwise, and whether now or hereafter declared, paid or made, and the right to receive and receipt therefore; (ii) all Pledged Interests into which any of the Pledged Interests are split or combined; and (iii) all other rights with respect to the Pledged Interests; provided, however, that Secured Party hereby agrees that, if and so long as Pledgors shall not be in default under this Agreement, Pledgors shall have the right to vote, or to give any approval or consent in respect of, the Pledged Interests for all purposes not inconsistent with the provisions of this Agreement.

Upon the full and final payment of the Thunderbird Notes, the security interests in the Pledged Interests shall terminate and all rights to the Pledged Interests shall revert to the Pledgors. In addition, at any time and from time to time prior to such termination of the security interests, the Secured Party may release any of the Pledged Interests. Upon any such termination of the security interests or any release of the Pledged Interests, the Secured Party will, at the Pledgors’ expense, execute and deliver to the Pledgors such documents as the Pledgors shall reasonably request to evidence the termination of the security interests or the release of the Pledged Interests.

Interested Director

A member of the Company’s Board of Directors and our Chief Executive Officer, Edouard A. Garneau, is related (as son-in-law) to the General Partner of Thunderbird Management. Mr. Garneau did not participate in the vote by Cardinal’s Board of Directors approving the Promissory Note, Pledge and Security Agreement, or Convertible Loan Agreement (collectively, the “Agreements”). The remaining members of Cardinal’s Board of Directors voted unanimously to approve the Agreements.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, as well the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. We do not expect the adoption of SAB No. 107 to have a material impact on our financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on our financial position or results of operations for the year ended December 31, 2005.

Controls and Procedures

Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of March 31, 2006 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission's (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our controls and procedures are effective in timely alerting them to material financial information required to be disclosed and included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Revenue Recognition

The Company recognizes revenue from the sale of real estate when cash is received, title possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional services after sale and delivery. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon revenue recognition. Closing costs incurred in connection with completed homes and selling, general and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined.

The Company charges its video and data customers monthly service fees and recognize the revenue in the month the services are provided or equipment is sold. Allowances for estimated returns and discounts are recognized when sales are recorded and are based on our experience. Significant management judgments and estimates must be made and used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of revenues for any period if management makes different judgments or utilizes different estimates.

The Company recognizes incremental revenue from incidental operations in excess of incremental costs of incidental operations as a reduction of its capitalized project costs. Incremental costs in excess of incremental revenue are expensed as incurred.

For its mortgage operations, the Company recognizes revenue on fees received from mortgage lenders when the loan is closed. The Company receives a percentage of the loan closing from a third party sponsor based on the interest rate charged to the consumer. The Company may also recognize loan origination fees from the borrowers.

The Company recognizes revenue from non-development service activities when performed and there are no remaining service obligations to be performed.

Asset Impairment - Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s subsidiaries to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter of 2005 and determined there to be no impairment of goodwill.

Results of Operations Years Ended December 31, 2005 and 2004.

Revenues

For the year ended December 31, 2005 Cardinal had $27,906,065 in revenue compared to $6,479,419 for the years ended December 31, 2004. During the year ended December 31, 2005, In 2005 revenues were primarily derived from sales of residential real property. In 2004, Cardinal's revenues were derived primarily from the sale of voice services from it wholly owned subsidiary Connect Paging Inc. These revenues are recognized and recorded on an accrual basis. In 2006 we expect the revenues to still be primarily derived from sales of residential real property; however we do expect sales to increase as new communities are ready for sale.

Operating Expenses

For the years ended December 31, 2005 and 2004, operating expenses were $16,469,752 and $10,534,482, respectively. During the years ended December 31, 2005 and 2004, operating expenses consisted primarily of professional and consulting fees of $3,099,242 and $5,149,546, respectively, salaries and commissions of $4,324,625 and $1,566,196, respectively, and other general and administrative expenses of $4,038,702 and $2,637,952 respectively, consisting primarily of $394,938 and $1,063,313 in amortization and depreciation and $477,647 and $117,835 in rent. The increase in these expenses was directly related to the Company’s acquisition of Sovereign Partners, LLC. The Company is not expecting significant changes in its operating expenses in 2006.

Net loss

For the year ended December 31, 2005, Cardinal had a net loss of $11,225,278 or  $0.04 net loss per share. For the year ended December 31, 2004, Cardinal had a net loss of $18,152,850, or $0.11net loss per share. The Company is expecting to continue reducing its net loss and at some point in 2006 become profitable, however it is uncertain if the Company will be profitable for the year ended December 31, 2006.

Liquidity and Capital Resources

We finance our homebuilding, land acquisitions, development and construction activities from internally generated funds and existing credit agreements. At December 31, 2005, we had cash and equivalents of $1,079,117 and $11,404,659 of senior notes outstanding. Other financing included land and construction loans totaling $34,188,216 and related party debt of $4,674,283 .

Our debt-to-total capitalization was approximately 96% at December 31, 2005. As a result our independent auditors have issued a going concern opinion. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Currently, Cardinal believes that it will have sufficient cash from the private placements of its securities and operations, including cash generated from our Sovereign subsidiary, to continue its current business operations.

Cash Used in Operating Activities

During the year ended December 31, 2005, the Company's operations used cash of $4,767,098 compared to $4,013,532 used during the year ended December 31, 2004. In the year 2005, the Company's net loss of $11,225,278 is offset by various non-cash expenses of $6,849,055 . For each year reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.

Cash Used in Investing Activities

In 2005 we generated cash of $994,066 through our investing activities compared to using $3,428,808 during 2004. For the year 2005, this primarily consisted of cash acquired in the acquisition of Sovereign Partners, LLC, while in 2004 cash was used in purchasing property and equipment and acquisitions..

Cash Provided by Financing Activities

During the year ended December 31, 2005, the total net contribution from the Company's financing activities was $4,121,777 compared to $8,100,115 in 2004. During 2005, $5,177,149 was provided by debt. Currently we have $34,188,216 in construction related debt and as our construction projects increase, construction related loans are expected to increase.

Item 7. Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed by Cardinal and its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer, and our Principal Accounting Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer, and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 30, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of March 30, 2006.

Item 8B. Other Information

In December 2005, the Company entered into a Secured Promissory Note with Crestview Capital Master, LLC and The Elevation Fund, LLC (collectively the “Payee”). The principal amount of the note was $750,000 bearing interest at the rate of 10%. The note is due December 17, 2006. As partial consideration for the note, the Company issued to the Payee five year warrants to purchase 7,500,000 shares of common stock at an exercise price of $0.05. A note origination fee of $ 35,882 was recorded in relation this note and a debt discount value was calculated based upon the Black-Scholes model applied to the warrants; and over the life of the note $66,917 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes model the average risk free interest rate used was 5%, volatility was estimated at 70% and the expected life was five years. Also in December 2005, the Company entered into a Convertible Debenture Loan Agreement with Crestview Capital Master, LLC and The Elevation Fund, LLC. The agreement set the interest rate for both the September 2005 Secured Promissory Note and the December Secured Promissory note at 10% and extended an additional amount of credit for $250,000 bringing the total available for loan under the agreement to $1,500,000. Currently only $1,250,000 has been borrowed on these agreements. The holders of the Notes have the right, at any time, to convert up to forty percent (40%) of the principal owed to the holder to shares of Common Stock at a rate of $.025 per shares. There is no intrinsic value to the beneficial conversion feature as the conversion is at $.025 per share and the company’s stock was trading at $.021 when the agreement was signed. Exhibit 10.20 filed herewith includes the December 2005 Loan Agreement and Documents with Crestview Master, LLC and The Elevation Fund, LLC.

In the first quarter of 2006, the Company and a related party, Ronald Bass the Principal Accounting Officer entered into a series of Short-Term notes totaling $14,500. The terms of the agreements were for any unpaid balance after 30 days from the made date to accrue interest at an annual rate of 24%. These notes were satisfied in the first quarter of 2006 and $300 of document preparation fees were recorded in relation to these notes.

In the first quarter of 2006, the Company entered into a series of Convertible Loan Agreements with ISP V, LLC totaling $1,500,000. The final terms of the agreements is for the total $1,500,000 to be due in January 2008 and over the course of the loan the principal shall accrue interest at a rate of 12% per year calculated monthly. As partial consideration for the note, the Company issued to the Payee five year warrants to purchase 2,400,000 shares of common stock at an exercise price of $0.05. A debt discount value was calculated based upon the Black-Scholes model applied to the warrants; and over the life of the note $16,825 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes model the average risk free interest rate used was 5%, volatility was estimated at 69% and the expected life was five years. The holders of the Notes have the right, at any time, to convert the principal owed to the holder to shares of Common Stock at a rate of $.025 per share. There is no intrinsic value to the beneficial conversion feature as the conversion is at $.025 per share and the company’s stock was trading at $.0181 when the agreement was signed. Exhibit 10.21 filed herewith includes the 2006 Loan Agreements and Documents with ISP V, LLC.

Subsequent to year end, the Company entered into a Restructure and Amendment Agreement with the original members of Sovereign Partners, LLC. This agreement was created to resolve operating conflicts between the Company and Sovereign Partners, LLC. Under the terms of the agreement the original Stock Purchase Agreement was modified to eliminate the EBITDA and NOI provisions. All subsequent-to-purchase-date issuances of the Company’s stock in consideration of the original Stock Purchase Agreement were amended to the following. The guaranteed shares were modified to equal 500,000 shares of the Company Convertible Series B Preferred Stock issued as 250,000 shares with the execution of the agreement and the balance of 250,000 shares to be issued on July 1, 2006. Incentive shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred Stock and will be issued as 500,000 shares on January 1, 2007 and 500,000 shares on July 1, 2007. Further bonus shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred stock and will be issued as 500,000 shares on January 1, 2008 and 500,000 shares on July 1, 2008. In addition, the Company shall distribute Balance Shares in two equal installments on January 1, 2009 and July 1, 2009. The Balance Shares shall be shares of the Company’s Convertible Series B Preferred Stock which shall equal such number of such preferred stock as shall provide the Members with ownership of at least, but not more than 49.99% of the issued and outstanding shares of the Common Stock of the Company on an as converted and fully diluted capitalization basis as measured on the Measurement Date. The Measurement Date shall be the last day of the first consecutive 10 day period, wherein the shares of the Company’s common stock have had a closing bid price of at least $0.10 per share on each day in that period, as adjusted for any stock splits, dividends, or similar adjustments. The Balance Shares calculation shall not include, and shall be adjusted for any shares or securities issued with respect to any mergers, acquisitions, conversion of debt to equity, obligations of Sovereign existing as of February 18, 2005 or any options or warrants that expire, unexercised prior to January 1, 2009 which may have been outstanding on the Measurement Date.

Subsequent to year end, , the Company reported on a Current Report on Form 8-K filed with the SEC on March 30, 2004 that during 2004 and 2005 the Company retained certain debt consultants to assist the Company in resolving the issues related to the Company’s working capital shortages. The method under these contracts involved the debt consultants writing checks payable to the Company’s creditors, and the Company paying the debt consultants a fee based on the amount of debt resolved. The ‘fee’ was paid in shares of the Company common stock and was calculated at a discount from the then-current market price for those shares. The Company issued such shares under its equity incentive plans pursuant to the Company’s registration statements on Form S-8, resulting in the debt consultants receiving unrestricted shares. The Company’s Board of Directors has since reached the conclusion that the issuance of the shares to the debt consultants pursuant to Form S-8 Registration Statements may have been improper with respect to the use of shares registered on the S-8 Registration Statements, and the shares should have been issued as restricted shares pursuant to an exemption from registration.

During 2004 and 2005, the Company issued a total of 54,213,206 shares to four debt consultants for services in connection with the resolution of corporate debts in a total amount of $2,121,167. The value of the shares (based on the market price of the shares when issued) was $3,301,660. The Company also attempted to negotiate a resolution of the outstanding issues with the four debt consultants. In these negotiations, the Company received a return to it of 17,178,340 shares that were previously issued without a restrictive legend and reissued to those debt consultants 25,346,303 shares with a restrictive legend. Of the remaining 37,034,866 shares, the Company believes that most, if not all of them, have been resold into the public market and are no longer owned by the debt consultants.

The possibly improper issuance of the unrestricted shares to the debt consultants and use of the S-8 Registration Statement may result in potential liability to the Company for failure to comply with specific federal securities laws and regulations regulating the use of S-8 registration statements. If this is proven, the Company may have liability for fines, penalties, and damages. To date, neither the Securities and Exchange Commission, nor any shareholder has threatened litigation or an investigation related to the use of the S-8 Registration Statements. Jantaq Investments, Inc. has made a written demand for amounts allegedly due to it under its debt consulting agreement with the Company. It is not clear from Jantaq’s demand the amount that Jantaq is claiming, but the Company has included a reserve of $303,057.53 as a liability in its balance sheet for this potential obligation, although the Company is considering with its counsel whether to contest the amount due and, if suit is brought by Jantaq, to file counterclaims against Jantaq.

Certain members of management had personal or business relationships with the debt consultants. The four consultants were: Jantaq Investments, Inc. (“Jantaq”); Jango Capital, LLC (“Jango”); Ms. Beatrice Welles, and Mr. Ed Buckmaster.

The value of the shares issued to Jantaq during 2004 and 2005 was $2,230,252 amounting to 32,799,126 shares issued to Jantaq during 2004 and 2005. One of the associates of Jantaq is Mr. John Weisman, Vice President Settlements, the brother of Mr. David Weisman who was at the time a member of our Board of Directors and Chairman we entered into the agreement with Jantaq. Mr. Weisman subsequently resigned as Chief Executive Officer and Chairman in November 2005, as reported in a Form 8-K report filed at the time, but remains a director of the Company. Jantaq has refused to return any shares issued to it, has rejected the Company’s attempts to settle this issue by receiving restricted shares in return for the S-8 shares, and recently has made a written demand for amounts allegedly due to it under its debt consulting agreement with the Company.

The value of the shares issued to Jango during 2004 and 2005 was $551,673 with 9,860,650 shares issued to Jango during 2004 and 2005. Jango returned 5,625,000 shares (about 57% of the total issued to it) in exchange for 9,974,288 shares of restricted stock.

The value of the shares issued to Ms. Beatrice Welles during 2005 was $90,366 with 2,126,270 shares issued to Ms. Welles during 2005. Ms. Welles was a personal friend of Mr. David Weisman at the time the contracts were negotiated. Upon notification of the possibly improperly issued shares, Ms. Welles immediately returned all of the shares we issued to her, although we have not reached settlement with her.

The value of the shares issued to Mr. Ed Buckmaster during 2005 was $429,639 with 9,427,160 shares issued to Mr. Buckmaster during 2005. Mr. Buckmaster is the father-in-law of Edouard Garneau, currently our Chief Executive Officer and a Director. Mr. Buckmaster is also a shareholder of the Company. Upon notification of the possibly improperly issued shares, Mr. Buckmaster immediately returned all of the shares we issued to him in exchange for 15,372,015 shares of restricted stock.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers
The following table sets forth certain information regarding each of our Directors and executive officers as of December 31, 2005.

NAME	AGE	TITLE(S)
Ed Garneau (1)(2)(5)(7)	43	Director, Chief Executive Officer
Richard E. Wilson (1)(2)(4)(5)(6)	64	Director, Chairman of the Board of Directors
Byron Young (2) (6)	32	Director
David A. Weisman	43	Director
Jeffrey Fiebig (4)(6)	45	Director
Ronald S. Bass (3)	39	Principal Accounting Officer
Craig A. Cook (3)	59	Chief Administrative Officer

(1) Member of the Executive Committee of the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors.

(3) Member of the Disclosure Committee of the Board of Directors.

(4) Member of the Nominating Committee of the Board of Directors.

(5) Member of the Compensation Committee of the Board of Directors.

(6) Member of the Special Committee of the Board of Directors.

(7) Mr. Garneau entered into an Employment Agreement with the Company effective as of February 21, 2005 whereby Mr. Garneau was appointed the position of Chief Operating Officer of the Company. On November 4, 2005, Mr. Garneau was appointed Chief Executive Officer of the Company.

Our officers serve at the discretion of our Board of Directors. Mr. Garneau has an executive employment agreement. Our Directors serve until the next annual meeting of shareholders or until their respective successors are elected and qualified. There exists no family relationship between our officers and Directors. Certain information regarding the backgrounds of each of our officers and Directors is set forth below.

RICHARD E. WILSON. Mr. Wilson has served as a member of our Board of Directors since March 2003. In November 2005 he was appointed as the Chairman of our Board of Directors. Since 2002, Mr. Wilson has served as a principal and executive vice president of business development of NetPort-Datacom, Inc., a privately held Mukilteo, Washington-based provider of international voice service. Mr. Wilson was co-founder of The Association of Communications Enterprises (ASCENT) (formerly the Telecommunications Resellers Association), a leading trade group representing entrepreneurial and small business communications companies. He served on that organization's Board of Directors in 1992 and 1993. During 2001 and 2002, Mr. Wilson was a principal in SigBioUSA, LLC, a Mulkiteo, Washington-based telecommunications consulting firm with expertise in both wireline and wireless telecommunications applications. From May 2000 to April 2001, Mr. Wilson was president and chief executive officer of Open Telecommunications North America, a wholly owned subsidiary of Open Telecommunications Australia, a publicly traded company in Australia that provides telecommunications-network-infrastructure related products and services. Also, from 2000 through January 2002, Mr. Wilson served as a Director of GlobalNet International Telecommunications, Inc., an Illinois-based provider of global telecommunications services. GlobalNet was publicly traded under the symbol GBNE, until acquired by Titan Corporation in 2002.

ED GARNEAU. Mr. Garneau joined our Board of Directors December 20, 2004. In February 2005 Mr. Garneau was appointed the position of Chief Operating Officer of the Company and in November 2005, Mr. Garneau was appointed as Chief Executive Officer of the Company. Mr. Garneau is the founder and, since 1994, has been the Chief Executive Officer of Sovereign Companies (recently acquired by the Company on February 18, 2005), a diversified real estate development company with broadband telecommunications installation and operations in 4 states currently representing 10 major developments or approximately 1100 homes. Prior to founding Sovereign, Mr. Garneau served eight years in the US Air Force as a fighter pilot.

JEFFREY W. FIEBIG. Mr. Fiebig joined us as a member of our Board of Directors March 2005. Mr. Fiebig joined the Sovereign Companies (recently acquired by the Company on February 18, 2005) as Vice President in August of 2004 and in September 2005 he was promoted to President of the Sovereign Companies. Mr. Fiebig has spent the last sixteen years in the US Air Force on active duty or in the reserves. From January 2001 to January 2004, Mr. Fiebig was the Supervisor and Commander of six Squadrons and over 500 personnel at Luke Air Force Base, Arizona. In addition to his US Air Force duties Mr. Fiebig was an instructor and evaluator for United Airlines from May of 1997 to September 2004.

BYRON YOUNG. Mr. Young joined us as a member of our Board of Directors in August 2004. Concurrently, Mr. Young will remain active as President of the Company’s Texas subsidiary, Connect Paging Inc. d/b/a/ Get-A-Phone ("GAP"). Mr. Young purchased GAP in 2000, sold off all paging assets and refocused the company on dial tone. GAP has grown to over 13,000 customers to date and revenues exceeding $8.6 million annually. Prior to Connect Paging, Young founded Phone America in 1997 which was merged with Trans National Telecommunications, Inc. in 1999 and prior to Phone America, founded Paging Express, Inc. in 1994.

DAVE WEISMAN. Mr. Weisman joined us in October 2004 as the Chairman of the Company’s Board of Directors. For a period in 2005, Mr. Weisman was Chief Executive Officer of the Company. Currently he is a Director. Mr. Weisman also served as Chairman and CEO of a broadband and communications technology and services company, Eagle Broadband. Before Eagle Broadband, he was: Vice President, Sales & Marketing for IP Dynamics; co-founder and Vice President, Sales and Marketing for Canyon Networks; Vice President, Marketing and Customer Service for ACT Networks; co-founder and Vice President, Sales & Marketing for Thomson Enterprise Networks. Mr. Weisman also served as a pilot with the United States Air Force Reserve. He holds a B.A. in Economics and International Relations from U.C.L.A.

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

CRAIG A. COOK. Mr. Cook has been the Company’s Chief Administrative Officer since February 2005. Mr. Cook joined us as Vice President of Operations starting in December 2004. He comes to Cardinal from Sovereign Companies, having served as the Chief Operating Officer from 2001 to 2004. Previously, he was the Chief Operating Officer for Denver Public Schools from 1994 to 2001 and the Assistant Superintendent of Kansas City Public Schools, Kansas City, Missouri from 1988 to 1994. A retired Lieutenant Colonel in the U.S. Army, Cook served in various accounting and finance positions during his military service. He brings the discipline of an MBA from the University of Nevada, Reno, combined with a BSBA from the University of Idaho to his job.

Our full Board of Directors met three times during 2005, had over 12 telephonic meetings and it took action by unanimous written consent in lieu of a meeting on numerous occasions. On October 13, 2005 the Board of Directors established a Special Committee described below.

Executive Committee

Our Board of Directors created an executive committee to facilitate management between meetings of the full Board of Directors. The executive committee is composed of Ed Garneau, and Richard E. Wilson. Pursuant to our Bylaws, between meetings of the full Board of Directors, the executive committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Nevada law. Pursuant to the Bylaws of the executive committee, as adopted by the full Board of Directors, the executive committee has the authority to exercise all powers of the Board of Directors, except the power:

- to declare dividends;
- to sell or otherwise dispose of all or substantially all of our assets;
- to recommend to our shareholders any action requiring their approval; and
- to change the membership of any committee, fill the vacancies thereon or discharge any committee.

During 2005 the Executive Committee did not meet in person; however, it took action by unanimous written consent in lieu of a meeting on numerous occasions.

Audit Committee

The audit committee of our Board of Directors is now composed of Richard E. Wilson, Byron Young and Ed Garneau. Our Board of Directors has determined that the audit committee does not have a member with the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. The purposes of the audit committee are:
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

Compensation and Stock Committee

The compensation and stock committee is composed of Richard Wilson and Ed Garneau. The general purposes of the committee are:
- to assist the Board of Directors in discharging the Board of Directors' responsibilities relating to compensation of the Company's executives;
- to make recommendations to the Board of Directors with respect to all compensation plans, including equity-based plans for employees and Directors; and
- to produce an annual report on executive compensation for inclusion in the Company's proxy statement, in accordance with applicable rules and regulations.

Nominating Committee

The nominating committee is composed of Jeffrey Fiebig and Richard Wilson. The general purposes of the committee are:
- to assist the Board of Directors by identifying individuals qualified to become Board of Directors members, and to recommend to the Board of Directors the Director nominees for the next annual meeting of stockholders;
- to develop and recommend to the Board of Directors the corporate governance guidelines applicable to the Company;
- to lead the Board of Directors in its annual review of the Board of Directors' performance;
- to conduct an annual assessment of each committee; and
- to recommend to the Board of Directors Director nominees for each committee.

Disclosure Committee

The disclosure committee is composed of Craig Cook and Ron Bass. The general purpose of the committee is to design, establish and maintain a system of controls and other procedures to ensure that information required to be disclosed in the reports and statements filed by the Company pursuant to the Exchange Act, is recorded, processed, summarized and reported in conformity with the rules and forms of the Securities and Exchange Commission

Special Committee

The Special Committee is composed of Richard E. Wilson, Byron T. Young and Jeffery W. Fiebig. Mr. Wilson, as a non-employee director receives monthly compensation for his work on this committee. The purpose of the committee is to conduct a thorough investigation of the Company’s compliance with federal and state securities laws relating to sales of securities of the company and other items of interest. The results of this committee’s findings are reported on the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2006.

Code of Ethics

We have adopted a code of ethics that applies to our executive and financial officers. A copy of our code of ethics is available on our website:
www.CardinalComms.com.

Insider Trading

We have adopted an Insider Trading Compliance Program that applies to our officers, Directors, employees and other individuals that have access to inside information.

Compensation of Directors

Non-employee Directors do not receive annual payments for their service as Directors, nor has our Board of Directors established a per-meeting stipend. At such time as our cash position improves, it is likely that the Board of Directors will begin to compensate non-employee Directors. However, no determination of the amount of any such payment amounts has been made. Directors who are also employees currently receive no additional compensation for their service on the Board of Directors and its committees.

For his services on the Special Committee Richard E. Wilson received 1,399,540 shares of our common stock, valued at $30,000.

Indemnification of Directors and Officers Article X of the Articles of Incorporation of Cardinal Communications, Inc. provides that no Director or officer shall be personally liable to Cardinal Communications or its shareholders for damages for breach of fiduciary duty as a Director officer; provided, however, that such provision shall not eliminate or limit the liability of a Director or officer for (1) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (2) the payment of dividends in violation of law. Any repeal or modification of Article X shall be prospective only and shall not adversely affect any right or protection of a Director or officer of Cardinal Communications existing at the time of such repeal or modification for any breach covered by Article X which occurred prior to any such repeal or modification. The effect of Article X is that Directors and officers will experience no monetary loss for damages arising out of actions taken (or not taken) in such capacities, except for damages arising out of intentional misconduct, fraud or a knowing violation of law, or the payment of dividends in violation of law.

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

Compliance with Section 16(a) of the Securities Exchange Act

The Company's executive officers and Directors, and beneficial owners of more than 10% of the Common Stock, are required to file initial reports of ownership and reports of changes of ownership of the Common Stock with the SEC. The SEC's rules require such person to furnish the Company with copies of all Section 16(a) reports they file. The Company has determined that not all of the reports required to have been filed during 2005 were filed on a timely basis. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company under Rule 16a-3(e) of the Exchange Act, the Company has determined that all officers and Directors have filed reports as follows:

Name	Form	Last Date Filed before 3/31/2006

Ronald Bass	Form 4	3/24/2006

Craig A. Cook	Form 4	3/24/2006

Jeffrey Fiebig	Form 4	3/24/2006

Ed Garneau	Form 4	3/24/2006

Item 10. Executive Compensation

Executive Compensation

The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our Chief Executive Officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Compensation

		Annual Compensation					Long-term Compensation
							Awards		Payouts
Name and principal position	Year	Salary $		Bonus $	Other Annual Compensation $		Restricted Stock Awards $	Securities Underlying options/SARs #	LTIP Payouts $	All Other Compensation

Edouard A. Garneau (a)	2005	$185,000	(1)		$76,800	(7)
Chief Executive Officer

David Weisman (b)	2005	$205,000	(2)					17,500,000
Former Chairman of
the Board and Former
Chief Executive Officer

Douglas McKinnon (c)	2005	$180,000
Former Chief Executive
Officer

Craig Cook	2005	$150,000	(3)
Chief Administrative
Officer

Jeffrey Fiebig	2005	$180,000	(4)
Director and President of
Sovereign Partners, LLC

Byron Young	2005	$120,000	(5)		$1,277
Director and President of
Connect Paging, Inc.

Terry Zinsli	2005	$150,000	(6)
Chief Financial Officer
Sovereign Partners, LLC

(a), Mr. Garneau was appointed Chief Executive Officer of the Company on November 4, 2005.

(b) Mr. Weisman was appointed Chief Executive Officer on April 18, 2005. Mr. Weisman resigned his positions as Chairman of the Board of Directors and Chief Executive Officer effective November 4, 2005.

(c) Mr. McKinnon left the company in July 2005.

(1) $24,998 of Mr. Garneau’s salary amount was paid by the issuance of 1,503,170 shares of our common stock, an average per share value of $.02 per share, the last closing price of our common stock less a 10% discount, as reported by the Over-The-Counter Bulletin Board, on the date of issuance.

(2) $89,690 of Mr. Weisman’s salary amount was paid by the issuance of 4,529,794 shares of our common stock, an average per share value of $.02 per share, the last closing price of our common stock less a 10% discount, as reported by the Over-The-Counter Bulletin Board, on the date of issuance.

(3) $23,709 of Mr. Cook’s salary amount was paid by the issuance of 1,171,840 shares of our common stock, an average per share value of $.02 per share, the last closing price of our common stock less a 10% discount, as reported by the Over-The-Counter Bulletin Board, on the date of issuance.

(4) $30,471 of Mr. Fiebig’s salary amount was paid by the issuance of 1,519,378 shares of our common stock, an average per share value of $.02 per share, the last closing price of our common stock less a 10% discount, as reported by the Over-The-Counter Bulletin Board, on the date of issuance.

(5) $16,879 of Mr. Young’s salary amount was paid by the issuance of 840,149 shares of our common stock, an average per share value of $.02 per share, the last closing price of our common stock less a 10% discount, as reported by the Over-The-Counter Bulletin Board, on the date of issuance.

(6) Approximately $32,150 of Mr. Zinsli’s salary amount was paid by the issuance of 1,607,490 shares of our common stock, an average per share value of $.02 per share, the last closing price of our common stock less a 10% discount, as reported by the Over-The-Counter Bulletin Board, on the date of issuance.

(7) Commissions earned as licensed Real Estate Broker.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The following table summarizes certain provisions of the employment agreements.

Name of Officer	Positions	Term	Annual Salary
Date

Douglas O. McKinnon	Former President and	3 Years	$180,000
4/15/2002	Chief Executive Officer

Edouard Garneau	Chief Executive Officer	3 Years	$185,000
2/21/2005

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

Stock, Options, and SAR Grants in Last Two Fiscal Years

2004 Stock Ownership Plan

In February 2004, our Board of Directors adopted a stock ownership plan for our officers, Directors and consultants known as the 2004 Stock Ownership Plan. The 2004 Plan was established by the Board of Directors as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. The 2004 Plan is further intended to aid us in attracting and retaining the services of persons upon whose judgment, interest and special efforts our successful operation and our subsidiaries' operations is dependent. Persons who are either officers, directors or consultants are eligible to participate in the 2004 Plan. The Board of Directors may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 15,000,000 shares of our common stock have been reserved for issuance under the 2004 Plan registration statement on Form S-8 (SEC File No.333-115558) relating to the 2004 Plan, as amended, have been filed with the SEC. At March 31, 2006, no shares of our common stock remain unissued under the Plan.

2005 Stock Ownership Plan

In December 2004, our Board of Directors adopted a stock ownership plan for our officers, Directors and consultants known as the 2005 Stock Ownership Plan. The 2005 Plan was established by the Board of Directors as a means to promote our success and enhance our value by linking the personal interests of participants to our shareholders, and by providing participants with an incentive for outstanding performance. Persons who are officers, directors or consultants are eligible to participate in the 2005 Plan. The Board of Directors may, at any time and from time to time, grant shares of our common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 110,000,000 shares of our common stock have been reserved for issuance under the 2005 Plan registration statement on Form S-8 (SEC File No.333-121916) relating to the 2005 Plan, as amended, have been filed with the SEC. At March 31, 2006, 7,655,560 shares of our common stock remain unissued under the Plan.

Stock Appreciation Rights

We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2006 by (i) each person who is known to us to be beneficial owners of more than 5% of our common stock, (ii) each of our Directors and the executive officers named in the Summary Compensation Table above, and (iii) our executive officers and Directors as a group. Except as otherwise noted below, the address of each persons is 390 Interlocken Crescent, Suite 900, Broomfield, Colorado 80021.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(1)
Ed Buckmaster	83,547,992	20.2%
Crestview Capital Master LLC (2)	47,666,666	11.5%
Evergreen Venture Partners, LLC(3)	15,000,000	3.6%
Monarch Pointe Fund, Ltd. (4)	25,400,000	6.1%
David A. Weisman(5)	17,500,000	4.2%
Richard E. Wilson(6)	2,207,180	*
Ed Garneau(7)	18,744,463	4.5%
Byron T. Young	6,139,909	1.5%
Jeff Fiebig(8)	3,003,547	*
Craig Cook(9)	1,538,506	*
Ron Bass (10)	844,730	*
	221,592,993	53.6%
Supplemental Beneficial Ownership Information

All executive officers and Directors as a group (7 persons)	49,978,335	12.1%

* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2006, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. Percentages are based on 413,413,174 shares of common stock outstanding as of March 31, 2006.

(2) Includes 40,000,000 shares issuable upon conversion of convertible debentures held by Crestview Capital Master LLC. Crestview's business address is 95 Revere Dr., Suite A, Northbrook, Illinois, 60062.

(3) Evergreen Venture Partners, LLC's business address is 1535 Grant Street, Suite 140, Denver, CO 80203.

(4) Includes 17,500,000 shares issuable upon conversion of Series A Preferred Shares and 5,400,000 shares issuable upon exercise of warrants held by Monarch Pointe Fund, Ltd .Monarch's business address is 555 South Flower St., Suite 4500, Los Angeles, California 90071.

(5) Includes 17,500,000 shares issuable upon exercise of warrants.

(6) Includes 750,000 shares issuable upon exercise of options. Mr. Wilson's address is 6252 Harbour Heights Parkway, Makilteo, Washington 98275.

(7) Includes: (i) 5,203,870 shares were issued to, and a owned by five affiliated limited liability companies for which Mr. Garneau serves as Manager, and in his capacity as Manager, Mr. Garneau exercises voting control over the 5,203,870 common shares. Mr. Garneau disclaims beneficial ownership of all such shares: (ii) 600,000 shares and 200,000 shares issuable upon exercise of two warrants issued in a private placement transaction to September Serenade Ltd., a family owned partnership of which Mr. Garneau serves as a general partner and in which he shares voting control over the shares with his wife. Each of Mr. Garneau and his wife own a 0.5% interest in the partnership. Mr. Garneau disclaims beneficial ownership of all but 0.5% of the shares and warrants owned by the partnership; and (iii) 9,721,950 common shares and 2,777,700 common shares issuable upon conversion of Series B Preferred Stock issued to and owned by DD Family Properties LLC, a family owned LLC of which Mr. Garneau owns a 21% interest and for which he serves as Manager. Mr. Garneau exercises voting control over all of the common shares and preferred shares owned by the LLC. Mr. Garneau disclaims beneficial ownership of all but 21% of the common shares and preferred shares owned by the family LLC.

(8) Includes 320,100 shares issuable upon conversion of Series B Preferred Shares and 66,667 shares issuable upon exercise of warrants.

(9) Includes 100,000 shares issuable upon conversion of Series B Preferred Shares and 66,667 shares issuable upon exercise of warrants.

(10) Includes 400,000 shares issuable upon conversion of options.

Item 12. Certain Relationships and Related Transactions
In connection with the acquisition of Sovereign Partners, LLC, we issued common shares and series B preferred shares to the former members of Sovereign. On February 18, 2005 at the closing of the Acquisition, 9,721,950 shares of common stock and 27,777 shares of Series B preferred stock were issued by us to entities in which Mr. Garneau has an economic interest. These entities were members of Sovereign as of the closing of the Acquisition. Specifically, the common shares and preferred shares were issued to, and are owned by, DD Family Properties LLC, a family owned LLC of which Mr. Garneau owns a 21% interest and for which he serves as Manager. Mr. Garneau exercises voting control over all of the common shares and preferred shares owned by the LLC. Under the terms of the Acquisition described under Item 1, additional shares of common stock and preferred stock will be issued to the former Sovereign members, including DD Family Properties LLC over the next several years.

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

Related Party Debt

In May 2005 the Company and a related party, Jantaq, Inc. entered into a $50,000 note. A principal of Jantaq, Inc. John Weisman is the brother of our former CEO David Weisman. The terms of the agreement were for 12% per annum interest and the note was due June 8, 2005. On June 1, 2005 we amended the note to increase the balance due to $125,000. This note was satisfied in June 2005 with 4,166,667 shares of the Company’s common stock. Interest of $1,125 was recorded in relation to this note and financing expense of $119,708 was recorded in relation to the stock conversion.

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

In August 2005 the Company and a related party, Jantaq, Inc. entered into a $150,000 note. A principal of Jantaq, Inc. John Weisman is the brother of our former CEO David Weisman. The terms of the agreement were for 10% per annum interest and the note was due September 1, 2005. In September, the company satisfied the note with 5,505,000 shares of the Company’s common stock. Financing expense of $75,705 was recorded in relation to the stock conversion.

The Company has related party debt of $4,381,225 at December 31, 2005. Interest rates range from 6.00% to 16.00%, and have maturity dates ranging from September 2005 through October 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of September 30, 2005, the related party debts outstanding amounts range from $1,000 to $818,973.

Item 13. Exhibits

(a)(1) Financial Statements

(a)(2) Exhibits

ITEM 27. EXHIBITS

	EXHIBIT NO.	DESCRIPTION

(1)	3.1	Articles of Incorporation of Registrant

(10)	3.2	Bylaws of Registrant, as amended to date.

(3)	3.5	Articles of Amendment to Articles of Incorporation of Registrant.

(4)	3.6	Articles of Amendment to Articles of Incorporation of Registrant.

(8)	3.7	Certificate of Designation of Series A Convertible Preferred Stock

(6)	3.8	Certificate of Designation of Series B Convertible Preferred Stock

(2)	4.1	Specimen Common Stock Certificate.

(10)	4.2	Specimen Series A Preferred Stock Certificate

(10)	4.3	Specimen Series B Preferred Stock Certificate

(5)	10.1	Stock Purchase Agreement, dated April 20, 2004 by and among Registrant and Brandon Young, Brian Young and Byron Young, as shareholders of Connect Paging, Inc.

(6)	10.2	Securities Purchase Agreement dated as of January 26 2005 by and among Registrant, Sovereign Partners, LLC and each of the members of Sovereign listed on the signature pages thereto.

(6)	10.3	Registration Rights Agreement dated as of February 18, 2005 by and among Registrant, Sovereign Partners, LLC and each of the Members of Sovereign listed on the signature pages thereto

(6)	10.4	Management Agreement dated as of February 18, 2005 by and among Registrant and each of the Members of Sovereign listed on the signature pages thereto

(6)	10.5	Investor Rights Agreement dated as of February 18, 2005 by and among Registrant, each member of its Board of Directors, and each of the Members of Sovereign listed on the signature pages thereto

(6)	10.6	Employment Agreement dated as of February 18,2005 by and between Registrant and Mr. Ed Garneau

(6)	10.7	Surrender and Exchange Agreement dated as of January 31, 2005 by and between Registrant and Evergreen Venture Partners, LLC

(6)	10.8	Promissory Note in the Principal Amount of $750,000

(6)	10.9	Waiver, Consent, Surrender and Modification Agreement dated as of January 21, 2005 by and between Registrant and Crestview Capital Master LLC

(7)	10.10	Subscription Agreement dated October 29, 2004, by and between Registrant, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group

(7)	10.11	Warrant to Purchase Common Stock issued to Mercator Advisory Fund, Ltd

(7)	10.12	Warrant to Purchase Common Stock issued to Monarch Point Fund, Ltd.

(7)	10.13	Registration Rights Agreement, dated October 29, 2004, by and between Registrant, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group

(8)	10.14	Asset Purchase Agreement Dated February 6, 2004 by and between Registrant and SunWest Communication, Inc.

(9)	10.15	Agreement and Plan of Reorganization between Registrant and UTEL, Inc. and SunWest Communications, Inc. effective February 5, 2004

(10)	10.16	Colorado Office Lease Agreement

(10)	10.17	Texas Office Lease Agreement

(11)	10.18	Technology and Trademark License Agreement by and between the Registrant and GalaVu Entertainment Networks, Inc., of Toronto, Ontario, Canada

(12)	10.19	Results of Special Committee findings regarding use of S-8 Registration Statements

#	10.20	Pledge and Security Agreement by and between Registrant and Crestview Master, LLC and The Elevation Fund, LLC

#	10.21	Convertible Debenture Loan Agreement by and between Sovereign Partners, LLC and ISP V, LLC

#	10.22	Restructure and Amendment Agreement dated February 18, 2006 by and between Registrant and the original members of Sovereign Partners, LLC.

10	21.1	Subsidiaries of Registrant.

#	31.1	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of President and CEO.

#	31.2	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of Principal Accounting Officer.

#	32.1	Certification Pursuant to 18 U.S.C. Section 1350 of President and CEO

#	32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Accounting Officer

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-26385.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-96027.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.

(4) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999.

(5) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on May 5, 2004 and amended on Form 8-K/A filed with the SEC on July 27, 2005.

(6) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 22, 2005 and amended on Form 8-K/A filed with the SEC on August 4, 2005.

(7) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on November 4, 2004

(8) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 20, 2004

(9) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on April 21, 2004

(10) Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 6, 2005

(11) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on February 22, 2006

(12) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 30, 2006

# Filed Herewith

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2005	December 31, 2004
(i) Audit fees	$809,357	$55,065
(ii) Audit related fees	$254,518	$5,000
(iii) Tax	$78,998	$0
(iv) All other fees	$0	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardinal Communications, Inc.
(Registrant)

By:	/s/ EDOUARD A. GARNEAU- Chief Executive Officer
(Signature and Title)

April 17, 2006
(Date)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ RICHARD E. WILSON	Director and Chairman of the Board	April 17, 2006
Richard E. Wilson

	Director	April 17, 2006
David A. Weisman

/s/ BYRON T. YOUNG	Director	April 17, 2006
Byron T. Young

/s/ JEFFREY W. FIEBIG	Director	April 17, 2006
Jeffrey W. Fiebig

/s/ RONALD S. BASS	Principal Accounting Officer	April 17, 2006
Ronald Bass

* Print the name and title of each signing officer under his signature.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Form 10-KSB, no annual report or proxy material has been sent to security holders of Cardinal Communications. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Form 10-KSB.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

AJ. ROBBINS, PC
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80206

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Cardinal Communications, Inc.
Broomfield, Colorado

We have audited the accompanying consolidated balance sheet of Cardinal Communications, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Communications, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2005, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
MARCH 7, 2006

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
(Substantially All Pledged)

Cash and cash equivalents	$1,079,117
Marketable securities	12,800
Accounts receivable, net	582,421
Other receivables	627,118
Unamortized financing costs	140,152
Deposits and prepaid expenses	829,621
Property and equipment, net	3,036,175
Real estate and land inventory	44,707,494
Intangibles, net	8,579,933
Other assets	281,165

Total Assets	$59,875,996

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$2,860,493
Accrued expenses and other liabilities	3,843,131
Deferred revenue	614,350
Land and construction loans	34,188,216
Related party debt	4,674,283
Notes payable, net of $232,858 debt discount	11,404,659

Total Liabilities	57,585,132

Commitments and Contingencies

Stock Committed	2,804,837

Minority Interest	2,542,406

Stockholders' equity (deficit):
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 8,750	1
Series B Convertible Preferred stock; issued and outstanding 100,000	10
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
298,286,941	29,828
Additional paid-in capital	69,321,768
Deferred consulting	(18,013)
Accumulated (deficit)	(72,389,973)

Total Stockholders' Equity (Deficit)	(3,056,379)

Total Liabilities and Stockholders' Equity (Deficit)	$59,875,996

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31 2005 AND 2004

	2005	2004
REVENUES
Revenues
Cost of sales	$27,906,065	$6,479,419
Gross profit	(20,815,656)	(3,587,701)
	7,090,409	2,891,718
OPERATING EXPENSES
Depreciation and amortization
Asset Impairment	1,512,916	1,063,313
Professional fees	3,016,620
Rent	3,099,242	5,149,546
Salaries and commissions	477,647	117,835
Failed acquisition costs	4,324,625	1,566,196
Selling, general and administrative	-	3,273,258
Total operating expenses	4,038,702	2,637,952
	16,469,752	13,808,100

(LOSS) FROM OPERATIONS	(9,379,343)	(10,916,382)
OTHER INCOME (EXPENSE)
Other income (expense)	(67,875)	(402,119)
Accretion of interest (expense) on convertible debt	(701,528)	(5,575,105)
Accounts Payable Settlements	(396,801)	-
Loss on Debt Modification	-	(100,001)
Gain (loss) on disposition of assets	(32,750)	(39,825)
Loss on Marketable Securities	(587,200)	-
Interest (expense)	(625,573)	(269,418)
Total other (expense)	(2,411,727)	(6,386,468)

(LOSS) BEFORE MINORITY INTEREST	(11,791,070)	(17,302,850)

Loss attributable to minority interest	565,792	-

NET (LOSS) before imputed dividend	(11,225,278)	(17,302,850)

Imputed Dividend	-	(850,000)

NET (LOSS)	$(11,225,278)	$(18,152,850)

Net (loss) per common share	$(0.04)	$(0.11)

Weighted average number of shares outstanding	258,985,141	$165,552,450

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common		Preferred A		Preferred B
	Shares	Stock	Shares	Stock	Shares	Stock
Balance December 31, 2003	114,684,486	$11,468	0	$-	0	$-
Issuance of Common Stock for:
Cash	38,500,000	3,850
Legal Fees	600,000	60
Consulting Fees	2,798,917	280
Compensation	2,355,000	236
Services	18,001,097	1,800
Acquisitions	25,835,688	2,584
Issuance of Preferred Stock for Cash			10,000	1
Amortization of Deferred Consulting
Net Loss
Comprehensive Income
Loss on Debt Conversion
FAS 123 Adjustment
Balance December 31, 2004	202,775,188	$20,278	10,000	$1	-	$-
Issuance of Common Stock for:
Return of stock for issuance of Note Payable	(17,000,000)	(1,700)
Stock issued settlement of notes payable	9,671,667	967
Legal Fees	2,250,000	225
Consulting Fees	7,857,504	786
Other Services	31,052,459	3,104
Acquisitions	35,000,000	3,500
Compensation	24,180,123	2,418
Conversion Of Preferred Stock	2,500,000	250	(1,250)
Issuance of Preferred Stock for Acquisitions					100,000	10
Collection of Subscription Receivable
Amortization of Deferred Consulting
Net Loss
Compensation for Subscription Receivable
Income/Loss from Discontinued Ops
FAS 123 Adjustment
Balance December 31, 2005	298,286,941	$29,828	8,750	$1	100,000	$10

Continued on next page.

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Paid-In	Subscription	Deferred		Comprehensive
	Capital	Receivable	Consulting	Deficit	Income	Total
Balance December 31, 2003	$47,159,317	$-	$(1,608,373)	$(43,861,845)	$(160,000)	$1,540,567
Issuance of Common Stock for:
Cash	2,346,149	(44,585)				2,305,414
Legal Fees	59,940		(50,000)			10,000
Consulting Fees	712,243		(43,042)			669,481
Compensation	192,565	13,273				206,074
Services	2,176,176	(13,273)	(813,889)			1,350,814
Acquisitions	2,654,415					2,656,999
Issuance of Preferred Stock for Cash	999,999					1,000,000
Amortization of Deferred Consulting			2,497,804			2,497,804
Net Loss				(17,302,850)		(17,302,850)
Comprehensive Income					160,000	160,000
Loss on Debt Conversion	100,000					100,000
FAS 123 Adjustment	6,421,486					6,421,486
Balance December 31, 2004	$62,822,290	$(44,585)	$(17,500)	$(61,164,695)	$-	$1,615,789
Issuance of Common Stock for:
Return of stock for issuance of Note Payable	(748,300)					(750,000)
Stock issued settlement of notes payable	470,571	(276,125)				195,413
Legal Fees	138,775					139,000
Consulting Fees	218,336					219,122
Other Services	83,250	(1,049,514)	(65,190)			(1,028,350)
Acquisitions	2,849,000					2,852,500
Compensation	515,592					518,010
Conversion Of Preferred Stock	(250)					-
Issuance of Preferred Stock for Acquisitions	2,852,240					2,852,250
Collection of Subscription Receivable		44,585				44,585
Amortization of Deferred Consulting			64,677			64,677
Net Loss				(11,225,278)		(11,225,278)
Compensation for Subscription Receivable		1,325,639				1,325,639
FAS 123 Adjustment	120,264					120,264
Balance December 31, 2005	$69,321,768	$-	$(18,013)	$(72,389,973)	$-	$(3,056,379)

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2005	2004
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before minority interest	$(11,791,070)	$(17,302,850)
Adjustments to reconcile net (loss) to net cash provided by
(used) in operating activities:
Depreciation and amortization	1,512,916	1,063,313
Stock issued for consulting, fees and compensation	318,807	4,734,172
Stock options issued for consulting services	18,375	-
Stock committed for personal guarantees of debt	260,616
Accretion of interest expense on convertible debt	701,528	5,575,105
Loss on debt modification	-	100,000
Write off advances	-	1,830,000
Minority interest loss of subsidiaries attributable to parent	992,193	-
(Gain) Loss on sale of assets	28,000	-
Asset Impairment	3,016,620	402,121
Comprehensive Income	-	160,000

Changes in Operating Assets and Liabilities:
Accounts receivable	230,961	(131,894)
Financing costs	-	(702,403)
Accounts payable	777,893	212,545
Accrued expenses and other liabilities	2,528,458	163,135
Deferred revenue	367,300	(156,283)
Other assets and liabilities	(411,125)	39,507
Real estate and land inventory	(3,318,570)	-
Net cash (used in) operating activities	(4,767,098)	(4,013,532)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	(179,100)	(637,772)
Marketable Securities and securities receivable	-	(220,153)
Cash paid for acquisitions	(294,765)	(1,025,000)
Purchases of intangibles & other assets	-	(1,446,033)
Cash acquired through acquisition	1,352,147	-
Proceeds from sale of assets	115,784	(99,850)
Net cash provided by (used in) investing activities	994,066	(3,428,808)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	17,787,161	4,963,000
Proceeds from related party notes payable	786,333	-
Payments on notes payable	(13,396,345)	(168,300)
Payments on related party notes payable	(502,608)	-
Collections on subscriptions receivable	44,585	(44,585)
Issuance of stock for cash	-	3,350,000
Contributions by minority interest members	105,000	-
Disbursements to minority interest memebers	(702,349)	-
Net cash provided by financing activities	4,121,777	8,100,115

Net increase in cash	348,745	657,775
Cash and cash equivalents, beginning of period	730,372	72,597
Cash and cash equivalents, end of period	$1,079,117	$730,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$625,573	$3,019
Stock issued for acquisition of assets	$5,705,000	$2,656,999
Stock issued for satisfaction of debt	$471,538	-

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1. BUSINESS AND BACKGROUND

Overview of The Company’s Business

The Company was incorporated on November 1, 1996 in Nevada, under the name "Media Entertainment, Inc." In July, 1999 the name was changed to "USURF America, Inc.", and in 2005 the name was changed to “Cardinal Communications, Inc.” The Company’s headquarters are located in Broomfield, Colorado. The Company includes Cardinal Broadband, Get-A-Phone, and Sovereign Partners, LLC.

These vertically integrated companies provide full-service solutions for residential and business applications including the delivery of next-generation voice, video, and data broadband networks to communities and cities throughout the United States; the construction and development of luxury single and multi-family homes, condominiums and apartment communities; home finance and real estate.

During 2005 the Company acquired Sovereign Partners, LLC, which operates in the residential and planned community (real estate and communications infrastructure) development industry. The Company consolidated its Colorado operations under a single subsidiary named “Cardinal Broadband, LLC” which continues to provide voice (telephone), video (cable television) and data (Internet) services to business and residential customers. In Texas and Florida, the Company’s wholly-owned subsidiary Connect Paging, Inc. d/b/a Get A Phone (“GAP”) provides voice (telephone) services to residential customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. The Company consolidates all operations of subsidiaries due to a controlling financial interest or a controlling management interest.

The entities consolidated are outlined below.
Direct Subsidiaries of Cardinal Communications, Inc.	% Ownership	Date Established/ Acquired
USURF TV, Inc.	100.00%	07/26/2002
Connect Paging, Inc. dba Get A Phone	100.00%	04/01/2004
Cardinal Broadband, LLC	100.00%	04/07/2005
Sovereign Group Holdings, Inc.	100.00%	03/01/2005
USURF Communications, Inc.	100.00%	12/17/2002
Sovereign Partners, LLC	100.00%	02/18/2005

Direct Subsidiaries of Sovereign Partners, LLC	% Ownership	Date Established/ Acquired
Sovereign Pumpkin Ridge, LLC	100.00%	02/18/2005
Millstone Development, LLC	83.50%	02/18/2005
Legacy of Shorewood, LLC	100.00%	02/18/2005
Lighthouse Lending, LLC	50.00%	02/18/2005
SovCo Holdings, LLLP	100.00%	02/18/2005
Sovereign Homes of Arizona, LLC	100.00%	12/22/2005
Sovereign Homes of Minnesota, LLC	100.00%	02/18/2005
Sovereign Homes of Wisconsin, LLC	100.00%	02/18/2005

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Subsidiaries of SovCo Holdings LLLP	SovCo Holdings Ownership %	Date Established/ Acquired	Date Dissolved/Sold
Sovereign Development, LLC	100.00%	02/18/2005
Colony Ridge Development, LLC	59.25%	02/18/2005
Colorado River KOA, LLC	100.00%	02/18/2005
Foxhill Development, LLC	60.00%	02/18/2005
Heritage Condominiums, LLC	50.16%	02/18/2005	*
Kendal Hills, LLC	100.00%	02/18/2005	*
Mountain View at T-Bone Ranch, LLC	60.00%	02/18/2005
Pinnacle T-Bone Condominiums, LLC	48.75%	02/18/2005	*
Riverplace Condominiums, LLC	100.00%	02/18/2005
Riverview Condos Waukesha, LLC	100.00%	02/18/2005	04/11/2005
Settler’s Chase Development, LLC	59.25%	02/18/2005	12/31/2005
Settler’s Commercial Development, LLC	59.25%	02/18/2005
Sovereign Companies, LLC	100.00%	02/18/2005
Sovereign Realty	100.00%	02/18/2005
Sovereign Homes of Colorado	100.00%	02/18/2005
Sovereign Equipment	100.00%	02/18/2005	12/31/2005
Lighthouse Lending, LLC	50.00%	02/18/2005
Sovereign Parker Enterprises, LLC	100.00%	02/18/2005
SR Condominiums, LLC	82.50%	02/18/2005
Patio Homes at T-Bone Ranch, LLC	50.00%	02/18/2005	*

* Non operating entity at December 31, 2005.

Investments in unconsolidated entities

In accordance with the Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, the equity method of accounting is used for affiliated LLC entities over which the Company has significant influence; generally this represents partnership equity or common stock ownership interests of at least 3% to 5% and not more than 50%. Under the equity method of accounting, the Company recognizes its pro rata share of the profits and losses of these entities and have been included in other assets.

Segment Information

The Company has two reportable segments: communications services and real estate activities. Communications services include individual, voice, video and data services as well as various combinations of bundled packages of these communications services. Real estate activities include sales of residential single family units, rental from commercial properties and fees from mortgage operations.

The accounting policies of the segments are the same as those described here in the summary of critical accounting policies. Separate legal entities conduct these businesses. Each entity is managed separately as each business has a distinct customer base and requires different strategic and marketing efforts. The following table reflects the income statement and balance sheet information for each of the reporting segments:

	Real Estate	Communications	Corporate	Total
Revenue	$18,764,122	$9,141,943	$-	$27,906,065
Net Income (Loss)	(742,470)	(2,017,879)	(8,464,928)	(11,225,278)
Interest (Expense)	(394,200)	(744)	(230,599)	(625,573)
Depreciation and Amortization	394,938	447,986	669,992	1,512,916
Assets	50,174,270	963,458	8,738,268	59,875,996

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Reclassifications

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specific estimates include lives of assets, intangibles, collectability of receivables and notes, purchase price adjustments and valuation allowance on net operating loss carryforward. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Marketable Securities

Marketable Securities consist of publicly traded equity securities, which are classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, the Company is required to carry these investments at their fair or market value. Changes in market value are reflected in other comprehensive income in the Statements of Changes in Stockholders' Equity (Deficit).

In May 2004, the Company sold Children's Technology Group, Inc., dba MomsandDads, to ZKID Network Company (OTCBB: ZKID). The terms of the sale provided for ZKID to pay the Company $600,000 in stock consideration (the "Purchase Price'). At closing the Company received 4,000,000 shares of ZKID common stock valued at $0.15 per share. The terms of the purchase and sale agreement provide that if the shares issued to the Company do not have a market value of at least $600,000, then ZKID would issue additional shares to the Company for the difference. On December 31, 2005, the Company determined that the market value of its ZKID stock had been permanently impaired and wrote down the stock value to $12,800 recording a loss on marketable securities of $587,200 per the guidelines of the FASB Staff Position Nos. FAS 115-1 and FAS 124-1“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” as issued November 3, 2005.

Allowance for Uncollectible Receivables

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

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and determined that the fair value of its goodwill exceeds the book value recorded.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the assets.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Class of Asset	Useful life in Years
Airplane and vehicles	5
Furniture	5
Data Hardware	3
Equipment	5
Leasehold improvements	Lesser of life of lease or useful life
Buildings and developments properties	15-18
Rental real estate	20

Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Long-lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Total impairment charges for the years ended December 31, 2005 and 2004, were $3,016,620 and $0, respectively. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. At December 31, 2005 there was one undeveloped property that was being held for disposal; a charge of $783,922 was taken during 2005 to report this property at its estimated fair value determined by sales price. Additionally, a $938,940 impairment charge was recorded during 2005 related to estimated losses for two of the Company’s residential construction subsidiaries’ current construction projects. Also at December 31, 2005 the original customer list purchased with Connect Paging, Inc. d/b/a Get A Phone (GAP) was evaluated and compared to the current customers and deemed permanently impaired by its turnover and $1,126,923 of impairment expense was recorded. In relation to business ventures no longer being pursued an additional $166,835 of impairment was recorded at year end.

Revenue Recognition

The Company charges its video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold. The Company bills monthly for voice (telephone) services in advance and generally receives payments during the month in which the services are provided. To the extent that revenue is received, but not earned, the Company records these amounts as deferred revenue. At December 31, 2005 the Company recorded $64,618 as deferred revenue for these services.

The Company recognizes revenue from the sale of real estate when cash is received, title possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional services after sale and delivery. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to expense upon revenue recognition. Closing costs incurred in connection with completed homes and selling, general and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined. During December 2005, one of the Company’s subsidiaries that operates in the residential construction industry pre-sold 2 of its units that were still under construction. In accordance with the Company’s revenue recognition policy, since the Company is still obligated to perform significant additional services, the completion of the construction, 100% of the gross profit of $549,732 was recorded as deferred revenue at December 31, 2005.

For its mortgage operations, the Company recognizes revenue on fees received from mortgage lenders when the loan is closed. The Company receives a percentage of the loan closing from a third party sponsor based on the interest rate charged to the consumer. The Company may also recognize loan origination fees from the borrowers.

Advertising Expenses

Certain costs related to model homes are capitalized as prepaid assets and amortized to selling, general and administrative expenses as the homes in the related subdivision are closed. All other marketing costs are expensed as incurred. During the years ended December 31, 2005 and 2004 the Company did not have significant advertising costs.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Real estate and land inventory

Finished inventories are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the unit, an average lot cost by project based on land acquisition and development costs, and commissions. Construction related overhead and salaries are also capitalized and allocated proportionately to projects being developed. Construction cost of the unit includes amounts paid through the closing date of the unit. Adjustments to estimated total project land acquisition and development costs for the project affect the amount of future unit cost.

The Company capitalizes interest incurred on real estate construction and development into unit inventories. The Company capitalized interest in the amount of $2,181,377 in 2005.

Major components of the Company’s inventory at December 31, 2005:

Residential units under construction	$20,461,463
Land under and held for development	24,246,031

Total real estate and land inventory	$44,707,494

Allowance for warranties

Residential sales are provided with limited warranties issued by an unaffiliated warranty company against certain building defects. The specific terms and conditions of those warranties vary geographically. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded allowance for warranties and adjusts the amount as necessary. The allowance for warranties at December 31, 2005 was $35,000. Actual warranty expense for the periods ended December 31, 2005 and 2004 was approximately $46,000 and $6,000, respectively.

Start-up and organization costs

Costs and expenses associated with entry into new homebuilding residential markets and opening new communities in existing markets are expensed when incurred.

Minority Interest

When losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest are charged against the majority interest in the subsidiary when there are no obligations for the minority interest to fund such losses.

The subsidiaries operating agreements define how profits and losses are generally allocated amongst its members. Generally, profits and losses are allocated first to preferred members in an amount equal to their Preferred Return (as defined in their respective Operating Agreements) and then all remaining profits and losses are allocated to the common members based on their respective ownership percentages.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2005, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Certain entities have elected to be treated as Limited Liability Companies (LLC) for income tax purposes. Accordingly, taxable income and losses of these entities are reported on the income tax returns of the respective members and no provision for federal income taxes has been recorded on the accompanying financial statements.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. Accounts receivable are typically unsecured and are derived from transactions with and from customers located primarily in the western United States; the Company performs ongoing credit evaluations of its customers.

Concentrations

The Company relies, in part, on local telephone companies and other companies to provide certain telecommunications services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

Earnings per Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding (totaling 67,543,129 and 129,757,591at December 31, 2005 and 2004, respectively) is not presented as the effects would be anti-dilutive.

Intangible Assets

Intangible assets are stated at cost and are amortized over the estimated useful lives of the assets.

Description	Life
Contracts	15 years or life of contract
Right of Entry Agreements	3 years
Customer Base	5 years
Website and Graphics	3 years
Software	3 or 7 years

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date as prescribed by SFAS 123, the Company's pro forma net loss and loss per common share would be as follows:

	Year Ended December 31,
	2005	2004

NET LOSS AS REPORTED	$(11,225,278)	$(18,152,850)
Stock based employee compensation
(options as recorded):	-0-	-0-
Stock based employee compensation
(options value method):	-0-	-0-
ProForma Net Loss	$(11,225,278)	$(18,152,850)
Basic loss per common share as reported	(0.04)	(0.11)
ProForma Net loss per common share	(0.04)	(0.11)

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Pricing Model to estimate the fair market value.

Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified its Emerging Issues Task Force consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). This guidance states that the general partner in a limited partnership is presumed to control that limited partnership, with limited exceptions. The Company does not expect the provisions of Issue 04-5 to impact its current accounting treatment for limited partnerships because the Company is not a general partner. Issue 04-5 is effective June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified and is otherwise effective for the first fiscal period beginning after December 15, 2005 for all other limited partnerships. Currently, the Company directly has no limited partnership interests.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006 and has been determined to have no impact on the Company’s results of operations or its financial position.

In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

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

In March 2004 the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004 the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. On November 3, 2005, FASB Staff Position Nos. FAS 115-1 and FAS 124-1“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and the Company evaluated the impact of the adoption of the disclosure requirements and on December 31, 2005, the company determined that the market value of its marketable securities had been permanently impaired and wrote down the stock value to $12,800 per the guidelines.

3. GOING CONCERN

The Company has experienced recurring losses and operated with negative working capital and, as a result, there exists substantial doubt about its ability to continue as a going concern. For the years 2005 and 2004, the Company incurred a net loss of $11,225,278 and $18,152,850, respectively. As of December 31, 2005, the Company had an accumulated deficit of $72,389,973 . The Company is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Management plans to raise capital by obtaining debt and equity financings. Management intends to use the proceeds from any financings for home building activities and to acquire and develop markets to implement its business plan and sell its telecommunications services. The Company believes that these actions will enable it to carry out its business plan and ultimately to achieve profitable operations.

4. DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consisted of the following at December 31, 2005:

Deposits	$193,433
Prepaid expenses	139,527
Escrow deposits	437,507
Other	59,154

Total deposits and prepaid expenses	$828,190

5. PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2005:

Airplane and vehicles	$605,012
Furniture	81,988
Data Hardware	105,791
Equipment	1,773,894
Leasehold improvements	63,106
Buildings and developments properties	2,414,762
Rental real estate	423,278
5,467,831

Less accumulated depreciation	(2,431,656)
Total property and equipment	$3,036,175

For the years ending December 31, 2005 and 2004, the Company recognized $732,223 and $314,616 of depreciation expense, respectively.

6. INTANGIBLES

Classification of intangible assets and accumulated amortization at December 31, 2005 were as follows:

Description
Right for entry of agreements	$95,000
Customer Base	221,408
Goodwill	8,509,032
Totals	8,825,440
Accumulated Amortization	(245,507)
Intangible Assets, net	$8,579,933

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

For the years ending December 31, 2005 and 2004, the Company recognized $780,693 and $748,697 respectively of amortization expense. Additions and reductions to intangible assets in 2005 and 2004 are the result of certain acquisitions and dispositions. In addition we impaired certain intangible assets at year end which reduced our total intangible assets and associated accumulated amortization. See policy above for Long-lived Assets.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following at December 31, 2005:

Accrued expenses and other	$2,254,018
Deposits from customers	619,644
Accrued payroll taxes	352,550
Accrued wages and vacation	377,254
Accrued interest	206,896
Due to loan officer	32,769

Total accrued expenses and other liabilities	$3,843,131

8. NOTES PAYABLE, RELATED PARTY DEBT AND LAND AND CONSTRUCTION LOANS

In December 2003, the Company executed a convertible loan agreement under which the Company could borrow up to $700,000. At December 31, 2003, the balance of the loan was $57,000. The loans were due one year from funding, and accrue interest at the rate of ten percent (10%) per annum and are convertible into the Company’s common stock at a conversion price of $0.15 per share. Additionally, the agreement called for the issuance upon conversion of two warrants with an exercise price of $0.18 and $0.26 respectively for each share converted. In accordance with EITF 98-5, the Company calculated the beneficial conversion feature as $44,200 using the intrinsic value method as of December 31, 2003. Since the note is convertible immediately, the entire $44,200 was expensed. During the first quarter of 2004, the Company borrowed an additional $543,000 under the agreement bringing the balance to $600,000. During 2004, the Company recorded $351,467 as expense for the beneficial conversion feature of the additional borrowings using the intrinsic value method as the notes are convertible immediately. In March 2004, as inducement to convert the Company reduced the conversion price to $0.12 per share and also adjusted the exercise price of any warrants that would be issued to $0.12 per share. In connection with adjusting the conversion price, the entire $600,000 outstanding balance of the note was converted into 5,000,000 shares of the Company's common stock. In accordance with SFAS 84, the Company recorded a debt conversion expense of $100,000 as a result of the inducement. Upon conversion the Company granted warrants to purchase 10,000,000 shares of the Company's common stock at $0.12 per share. Of the warrants, 5,000,000 are exercisable over a period of three years and the remaining 5,000,000 are exercisable over a period of five years. The warrants were valued at $700,000, the fair value using the Black-Scholes Pricing Model and recorded as interest expense. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was three and five years.

In March 2004, Atlas Capital Services, LLC ("Atlas") arranged for the Company to complete the closing of a private placement totaling $3,095,000. The placement consisted of $1,000,000 in common stock at $0.10 per share, $2,095,000 in convertible debentures convertible into common stock at $0.10 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants to purchase 13,782,895 shares of the Company's common stock at $0.08 per share. The convertible debentures, if not converted, were due September 15, 2005 and bear interest at six percent (6%) payable quarterly. Under the terms of the private placement, the investors have the right to purchase up to an amount equal to, at the election of such investors, $3,000,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placement. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $486,717, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 1.26%, volatility was estimated at 110% and the expected life was eighteen months. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the eighteen-month term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $401,217 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced as described below and an additional beneficial conversion feature of $628,500 calculated using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2005 the Company has amortized all of the discount as interest expense.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During the second quarter of 2004, Atlas arranged for the Company to complete the closing of an additional private placements totaling $1,575,000, consisting of $1,575,000 in convertible debentures convertible into common stock at $0.08 per share. Upon closing of the convertible debenture, the Company granted the note holder warrants to purchase 7,579,403 shares of the Company's common stock at $0.10 per share. The convertible debentures, if not converted, are due April, 2006 and bears interest at eight percent (8.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $1,500,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $504,742, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 106% and the expected life was five years. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the two-year-term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $1,299,375 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. In July 2004, the debenture was repriced and an additional beneficial conversion feature of $472,500 using the intrinsic value method was recorded as expense as the note is convertible immediately. As of December 31, 2005 the Company has amortized $388,376 of the discount as interest expense.

The company was has been notified that certain affiliated purchasers in both the March 2004 private placement and the second quarter 2004 private placement expect additional penalty interest and liquidated damages when their notes are satisfied. The Company believes that when the terms of the private placements were modified in February 2005 (described below), the default interest and liquidated damages were eliminated. However as of December 31, 2005 the Company has recorded additional accrued interest expense of $111,307 comprised of $32,569 of penalty interest and 78,738 of liquidated damages until such time this issue is resolved.

During the third quarter of 2004, Atlas arranged for the Company to complete the closing of two additional private placements totaling $750,000, consisting of $750,000 in convertible debentures convertible into common stock at $0.05 per share. Upon closing of the convertible debenture, the Company granted the note holders warrants to purchase 11,250,000 shares of the Company's common stock at $0.12 per share. The convertible debentures, if not converted, are due June, 2006 and bear interest at twelve percent (12.0%) payable quarterly. Under the terms of these private placements, the investors have the right to purchase up to an amount equal to, at the election of such investors, $750,000 principal amount of additional debentures. Any additional investment will be on terms identical to those set forth in the private placements. The entire proceeds from the convertible debentures were allocated to the warrants and the notes payable. Since the warrants are detachable, in accordance with EITF 00-27 the Company recorded the allocated value of the warrants of $370,228, the fair value of the warrants using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 138% and the expected life was five years. The discount is recorded as a reduction of the face value of the note payable and is being amortized over the two-year-term of the note. In addition, in accordance with EITF 98-5 and EITF 00-27, the Company recorded interest expense of $739,130 for the beneficial conversion feature of the discounted convertible note using the intrinsic value method, as the note is convertible immediately. As of December 31, 2005 the Company has amortized $646,320 of the discount as interest expense.

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Additionally, in February 2005 the Company modified the terms of its 2004 private placement agreements with Crestview Capital Master, LLC (Crestview”) and other affiliates of Crestview totaling $4,420,000 (the “Modification”) such that a maximum of 40,000,000 shares are to be issued upon conversion of the debentures and the warrants issued in connection with the private placements to purchase an aggregate of 31,626,372 shares of common stock were surrendered and canceled. If the Company’s common share price exceeds $0.25 per share for 30 consecutive days, payment of debentures totaling $2,250,000 shall be forgiven by the debenture holders.

In September 2005, the Company entered into a Secured Promissory Note with Crestview Capital Master, LLC. The principal amount of the note was $500,000 bearing interest at the rate of LIBOR plus 6%. The note is due August 1, 2006. As partial consideration for the note, the Company issued to the Payee a five year warrant to purchase 1,666,666 shares of common stock at an exercise price of $0.07. A note origination fee of $10,000 was recorded in relation this note and a debt discount value was calculated based upon the Black-Scholes Pricing Model applied to the warrants; and over the life of the note $34,972 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 83% and the expected life was five years.

In December 2005, the Company entered into a Secured Promissory Note with Crestview Capital Master, LLC and The Elevation Fund, LLC (collectively the “Payee”). The principal amount of the note was $750,000 bearing interest at the rate of 10%. The note is due December 17, 2006. As partial consideration for the note, the Company issued to the Payee five year warrants to purchase 7,500,000 shares of common stock at an exercise price of $0.05. A note origination fee of $ 35,882 was recorded in relation this note and a debt discount value was calculated based upon the Black-Scholes Pricing Model applied to the warrants; and over the life of the note $66,917 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 70% and the expected life was five years. Also in December 2005, the Company entered into a Convertible Debenture Loan Agreement with Crestview Capital Master, LLC and The Elevation Fund, LLC. The agreement set the interest rate for both the September 2005 Secured Promissory Note and the December Secured Promissory note at 10% and extended an additional amount of credit for $250,000 bringing the total available for loan under the agreement to $1,500,000. Currently only $1,250,000 has been borrowed on these agreements. The holders of the Notes have the right, at any time, to convert up to forty percent (40%) of the principal owed to the holder to shares of Common Stock at a rate of $.025 per shares. There is no intrinsic value to the beneficial conversion feature as the conversion is at $.025 per share and the Company’s stock was trading at $.021 when the agreement was signed

At December 31, 2005 total notes payable under the above is $5,670,000 with unamortized debt discount of $232,858 netted against the balance resulting in a senior, secured notes payable balance of $5,437,142.

Construction Lines-of-Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At December 31, 2005 the aggregate borrowings under the lines-of-credit total $17,171,642. Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by individual members of each development entity. Interest rates range from 5.75% to 9.0%, and have maturity dates ranging from March 2006 through November 2006, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of December 31, 2005, the construction lines-of-credit outstanding amounts range from $143,000 to $2,973,294, utilizing eight different lenders.

Related Party Debt

In May 2005 the Company and a related party, Jantaq, Inc. entered into a $50,000 note. A principal of Jantaq, Inc. John Weisman is the brother of the Company’s former CEO David Weisman. The terms of the agreement were for 12% per annum interest and the note was due June 8, 2005. On June 1, 2005 we amended the note to increase the balance due to $125,000. This note was satisfied in June 2005 with 4,166,667 shares of the Company’s common stock. Interest of $1,125 was recorded in relation to this note and financing expense of $119,708 was recorded in relation to the stock conversion.

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In August 2005 the Company and, Jantaq, Inc. entered into a $150,000 note. The terms of the agreement were for 10% per annum interest and the note was due September 1, 2005. In September, the company satisfied the note with 5,505,000 shares of the Company’s common stock. Financing expense of $75,705 was recorded in relation to the stock conversion.

Through the Company’s subsidiary Sovereign Partners, LLC the Company has both debt collateralized by real estate and other unsecured term debt. These notes payable totaled $39,694,843 at December 31, 2005. Interest rates range from 5% to 10.75%, and have maturity dates ranging from January, 2006 through February 2020. As of December 31, 2005, the notes payable outstanding amounts range from $43,000 to $4,172,052, utilizing thirteen different lenders. Currently the Company is renegotiating matured debt in the amount of $2,010,349 which is included in the above total.

The Company has related party debt of $4,674,283 at December 31, 2005, utilizing twelve different related parties. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from October 2006 through November 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of December 31, 2005, the related party debts outstanding amounts range from $1,000 to $811,060.

9. INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31:

	2005	2004
Deferred tax assets Net operating loss carry forwards	$13,790,000	$11,816,187
Less - valuation allowance	$(13,790,000)	$(11,816,187)
Total deferred tax assets	$0	$0

The increase in the valuation allowance was $1,973,813 and $4,585,187 for the years ended December 31, 2005 and 2004, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has net operating loss carry forwards of $42,939,583 for 2005 and $32,536,990 for 2004. These losses may be available to offset future income for income tax reporting purposes and will begin to expire in 2011.

10. STOCKHOLDERS' EQUITY

At the 2005 annual meeting of shareholders, the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 800,000,000 and to authorize 100,000,000 shares of preferred stock. The Board of Directors has been authorized to fix the number of shares in series, and the designations, preferences, relative, participating, optional or other special rights, and qualifications, limitations and restrictions thereof as well as increase or decrease the number of shares of any series.

Stock, Option and Warrant Issuances

During 2005, the Company issued shares of common stock and common stock purchase warrants, as follows:

35,000,000 shares to acquire various businesses or business assets;

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

9,671,667 Stock issued for settlement of notes payable;

24,180,123 shares to officers and employees in lieu of compensation;

41,159,963 shares in exchange for consulting and other services

2,500,000 shares in exchange for 1,250 shares of convertible Series A Preferred Stock; and

9,166,666 warrants as in consideration of notes payable

2004 Stock Ownership Plan

In February 2004, the Company’s Board of Directors adopted a stock ownership plan for the Company’s officers, Directors and consultants known as the 2004 Stock Ownership Plan. Persons who are either officers, Directors or consultants are eligible to participate in the 2004 Plan. The Board of Directors may, at any time and from time to time, grant shares of the Company’s common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 15,000,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan registration statement on Form S-8 (SEC File No.333-115558) relating to the 2004 Plan, as amended, have been filed with the SEC. All shares have been issued.

2005 Stock Ownership Plan

In December 2004, the Company’s Board of Directors adopted a stock ownership plan for its officers, Directors and consultants known as the 2005 Stock Ownership Plan. The 2005 Plan was established by the Board of Directors as a means to promote the Company’s success and enhance its value by linking the personal interests of participants to its shareholders, and by providing participants with an incentive for outstanding performance. Persons who are officers, directors or consultants are eligible to participate in the 2005 Plan. The Board of Directors may, at any time and from time to time, grant shares of the Company’s common stock in such amounts and upon such terms and conditions as it may determine, to include the granting of shares of the Common Stock and the granting of options to purchase shares of the common stock. A total of 110,000,000 shares of the Company’s common stock have been reserved for issuance under the 2005 Plan registration statement on Form S-8 (SEC File No.333-121916) relating to the 2005 Plan, as amended, have been filed with the SEC. At December 31, 2005, 37,488,597 shares of the Company’s common stock remain unissued under the Plan.

2004 and 2005 Stock Options Granted

During the year ended December 31, 2005 the Board of Directors granted options to certain contractors totaling 500,000. The options have an exercise price of $0.07 per share and are exercisable through July 2010. Expense of $18,375 was recorded in relation these options. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 99% and the expected life was five years.

During the year ended December 31, 2004 the Board of Directors granted options to certain key employees and consultants totaling 6,650,000. The options have an exercise price of $0.10 per share and are exercisable in three installments, each of which become exercisable when the market price for common share of the Company's stock reaches $0.15 per share, $0.22 per share and $0.30 per share respectively. The Company used the Black-Scholes Pricing Model to calculate the fair market value of the options given to consultants as $43,499; this amount was recorded as an expense. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 112% and the expected life was two years.

Warrant Exercises

During 2005 and 2004, the Company did not issue any shares upon the exercise of warrants.
For the years ended December 31, 2005 and 2004, the Company recognized $0 and $325,258, respectively, of compensation expense related to issuance of warrants to non-employees in accordance with SFAS No. 123 using the Black-Scholes Pricing Model in proportion to the fair value of the note, as a discount on the note. The average risk free interest rate used was 5%, volatility was estimated at 167% and the expected life was two years.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2005 and 2004:

DESCRIPTION

	Weighted Average Number of		Weighted Average Exercise Price
	Options	Warrants	Options	Warrants
Outstanding December 31, 2003	-0-	8,476,727	n/a	$0.19
Granted	6,650,000	118,994,178	$0.10	$0.10
Expired/Cancelled	-0-	(4,815,477)	n/a	$0.19
Exercised	-0-	-0-	n/a	n/a
Outstanding December 31, 2004	6,650,000	122,655,428	$0.10	$0.11
Granted	500,000	9,166,666	$0.07	$0.05
Expired/Cancelled	-0-	(71,428,965)	n/a	$0.11
Exercised	-0-	-0-	n/a	n/a
Outstanding December 31, 2005	7,150,000	60,393,129	$0.10	$0.10

Stock Compensation

During 2005 and 2004, the Company issued a total of 24,180,123 and 2,355,000 shares in payment of salaries in the total amount of $518,009 and $206,074 respectively, the fair value of the common stock on the respective dates of issuance.

During 2005 and 2004 the Company issued 51,131,630 and 21,400,014 shares of common stock, respectively to consultants and professionals for services to be performed during 2005 and 2004. The stock price was determined to be market price on the date of issuance. As of December 31, 2005 and 2004, $18,013 and $17,500, respectively, of services were not performed and are shown as a reduction to stockholders' equity.

Common Stock Transactions

During 2005 the Company issued 9,671,667 shares of Common Stock for the settlement of notes payable. The Company also received the return of 17,000,000 shares of Common Stock for a $750,000 note payable.

During 2004, the Company issued 38,500,000 shares of common stock for cash of $ 2,305,415 and a stock subscriptions receivable of $ 44,585. The subscription receivable was collected during 2005.

During 2004 and 2005 the Company retained certain debt consultants to assist the Company in resolving the issues related to the Company’s working capital shortages. The Company issued such shares under its equity incentive plans pursuant to the Company’s registration statements on Form S-8, resulting in the debt consultants receiving unrestricted shares. The Company’s Board of Directors has since reached the conclusion that the issuance of the shares to the debt consultants pursuant to Form S-8 Registration Statements may have been improper with respect to the use of shares registered on the S-8 Registration Statements, and the shares should have been issued as restricted shares pursuant to an exemption from registration.

At December 31, 2005 the Company accrued $260,616 representing 11,846,160 shares of common stock of stock Committed for shares issuable to loan guarantors who are executives or related parties of the Company.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During 2004 and 2005, the Company issued a total of 54,213,206 shares to four debt consultants for services in connection with the resolution of corporate debts in a total amount of $2,121,167. The value of the shares (based on the market price of the shares when issued) was $3,301,660. With the assistance of counsel, the Company also negotiated the return of 17,178,340 shares that were previously issued without a restrictive legend and recorded as of December 31, 2005 stock committed of $505,315. Of the remaining 37,034,866 shares, the Company believes that most, if not all of them, have been resold into the public market and are no longer owned by the debt consultants.

Preferred Stock Transactions

In 2005, the Company issued 100,000 shares of its convertible Series B preferred stock to acquire various business assets The Series B Preferred Stock is convertible into Common Stock at the conversion rate of 100 shares of Common Stock for each share of Series B Preferred Stock.

In 2004, the Company issued 10,000 shares of its convertible Series A preferred stock for $100.00 per share resulting in cash of $1,000,000. The Series A preferred stock is convertible into the Company's common stock at eighty-five percent (85%) of the Market Price provided, however in no event shall the conversion price be less than $0.05 per share or exceed $0.075.

11. ACQUISITIONS

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values at the date of acquisition. The allocation resulted in goodwill totaling approximately $6,688,207. Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets the Company evaluates its goodwill for impairment annually. Pro forma results of operations are presented on a Current Report on Form 8-K by amendment filed August 4, 2005. Financial statements for years ended 2002, 2003 and 2004 are included in the August 4, 2005 Current Report on Form 8-K/A.

Sovereign Purchase Price Allocation

Consideration	Purchase Price Allocation
Stock	$5,705,000
Transaction costs	294,765
Minority Interest	4,750,672
Assumption of liabilities	43,003,203
Adjusted Purchase Price	53,753,640

Allocation to Assets	(47,065,433)

Residual Value of Goodwill	$6,688,207

The following unaudited proforma condensed statements of operations assumes the Sovereign Partners, LLC acquisition occurred on January 1, 2005 and presents proforma financial information for the year ended December 31, 2005.

In the opinion of management, only a proforma adjustment to salary expense is currently necessary to present fairly such unaudited proforma condensed statements of operations.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005
	2005	January 1 to	Proforma	Proforma
		February 18
	Cardinal	Sovereign	Adjustments	Combined

Revenues	$27,906,065	$3,240,113	$-	$31,146,178

Expenses
Costs of Sales	20,815,656	2,852,894		23,668,550
Depreciation and amortization	1,512,916	37,842		1,550,758
General and administrative	14,956,836	647,051	4,375	15,608,262
Total Expenses	37,285,408	3,537,787	4,375	40,827,570

Operating (loss)	(9,379,343)	(297,674)	(4,375)	(9,681,392)
Other (expense)	(2,411,727)	(59,319)		(2,471,046)

Net (loss) before minority interest	$(11,791,070)	$(356,993)	$(4,375)	$(12,152,438)

Net (loss) per common share before minority interest	(0.05)			(0.05)
Weighted average shares outstanding	258,985,141			258,985,141

Connect Paging, Inc. d/b/a Get A Phone

In April 2004, the Company acquired all of the issued and outstanding common stock of Connect Paging, Inc. d/b/a Get-A-Phone ("GAP"). The purchase price consisted of $2,000,000 in cash and 15,000,000 shares of the Company's common stock. GAP operates as a competitive local exchange carrier in Texas and Florida offering local and long distance telephone services.

The transaction was accounted for as a purchase. The purchase price was allocated to the acquired assets based upon fair market values on the date of acquisition.

The following table summarizes the assets acquired by Cardinal in the transaction and the amount attributable to cost in excess of assets acquired:

Property and Equipment	$45,000
Intangibles (Customer List)	$1,566,686
Intangibles (Goodwill)	$1,955,814

The following unaudited proforma condensed statements of operations assumes the GAP acquisition occurred on January 1, 2004 and presents proforma financial information for the year ended December 31, 2004. In the opinion of management, all adjustments necessary to present fairly such unaudited proforma condensed statements of operations have been made.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2004
	Cardinal	GAP		Proforma Adjustments		Proforma Combined
Revenues	$6,479,420	$2,203,212		$		$8,682,632

Expenses
Costs of Sales	3,587,701	766,984				4,354,685
Depreciation and amortization	1,063,313	3,750	(1)		(246,253)	820,810
General and administrative	9,471,530	936,755				10,408,285

Total Operating Expenses	14,122,544	1,707,489	(1)		(246,253)	15,583,780

Operating loss	(7,643,124)	495,723			246,253	(6,901,148)
Other Income (expense)	(9,659,726)		(2)		(94,500)	(9,754,226)

Net loss	$(17,302,850)	$495,723	(2)		$151,753	$(16,655,374)

Net loss per common share	(0.10)					(0.10)
Weighted average shares outstanding	165,552,450					165,552,450

(1) To record depreciation for equipment and amortization of intangible assets.
(2) To record interest on loan to acquire GAP.

2004 Failed Acquisition Costs

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

Through September 30, 2004 the Company advanced a combined total of $1,830,000 to SunWest and Apollo and recorded this amount as "other long term assets". Through September 30, 2004 the Company supported through its operations $1,443,258 of customer care and related expenses of SunWest and Apollo. During the quarter ended September 30, 2004 the senior secured lenders of SunWest and Apollo foreclosed on the assets of these companies. As a result, the Company wrote off the balance of other assets of $1,830,000 and reclassified the related expenses of $1,443,258 as write off of other assets and reclassification of related expenses. The Company has not made a determination whether to seek legal recourse to recover damages as a result of the foreclosure.

12. COMMITMENTS AND CONTINGENCIES

Letters of credit

At December 31, 2005 the Company, in the normal course of business, had outstanding letters of credit of $82,438. The letters are maintained for the benefit of certain vendors on a real estate development.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Litigation

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

The Company has been involved in lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. Management has accrued $45,000.00 of expense in relation to a judgement against its subsidiary Usurf TV, however management is unaware of any other existing or potential litigation or judgment and has made no other litigation-related accruals at December 31, 2005.

Currently Pending Litigation

Cardinal Communications, Inc. (the “Company”) is a defendant in a proceeding styled Exceleron Software, Inc. v. Cardinal Communications, Inc., Cause No. DV05-8334-J, filed in the Dallas County, Texas District Court on August 22, 2005.   Exceleron is seeking damages of $240,000 together with interest and attorney’s fees for early termination of a billing software contract. The Company intends to vigorously defend this action, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Usurf TV, formerly known as Neighborlync, a wholly owned subsidiary of the Company that ceased operations in early 2005, was sued by Platte Valley Bank in Scotts Bluff, Nebraska County Court. The case is styled Platte Valley Bank v. Usurf TV, f/k/a/ Neighborlync, Inc., Case No. CI O5-1050 and was filed on September 12, 2005. The Plaintiff obtained judgment for $45,000 in or around October 2005. The Defendant, however, does not have any assets and is no longer in business. The Company will vigorously defend itself against any attempts to enforce the judgment against the Company, but has recorded a $45,000 liability in connection with this lawsuit.

The Company is a defendant in an arbitration proceeding styled Douglas O. McKinnon v. Cardinal Communications, Inc. pending before the American Arbitration Association in Denver, Colorado. The demand for arbitration was filed on July 29, 2005. Mr. McKinnon is seeking $360,000, representing two years salary pursuant to an employment agreement with the Company. The Company intends to vigorously defend this action; however, the Company cannot control the outcome and extent of losses, if any, that may be incurred.

Sovereign Companies, LLC (“Sovereign”), a wholly owned subsidiary of the Company, is involved in litigation surrounding a condominium development project in Greeley, Colorado known as Mountain View at T-Bone. In October 2005, Sovereign, Mountain View at T-Bone, LLC (“Mountain View”), and Mr. Edouard A. Garneau filed a declaratory relief action against certain members of Mountain View seeking a determination of the various rights and obligations of the members. The action is styled Sovereign Companies, LLC et al. v. Yale King et al., Case No. 05-CV-649 and is pending in Larimer County District Court in Colorado. The declaratory relief action seeks to clarify the roles and responsibilities of certain members and the operational authority of individual managers of Mountain View and asserts claims against certain of its members. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common and preferred stock

In a related action, Sovereign and Mr. Garneau, in his capacity as Manager of Sovereign and Mountain View, were named in a lawsuit brought by several individual members of Mountain View, claiming unspecified damages for breach of contract by Sovereign and Mr. Garneau, and for other causes of action against Mr. Garneau individually. That case is styled Yale King et al. v. Sovereign Companies, LLC et al., Case No. 2005-CV-1008 and was filed in June 2005 in Weld County District Court in Colorado. This action was subsequently dismissed for improper venue and transferred to Denver County District Court. Both related cases have been stayed pending a determination as to where the two cases should proceed. Sovereign disputes the allegations of the other Mountain View members and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Since the close of the Company’s 2005 fiscal year, Colorado River KOA, LLC (“CRKOA”), a partially owned subsidiary of the Company, has been sued by WHR Properties, Inc. in a case styled WHR Properties, Inc. v. Colorado River KOA, LLC and is currently pending in Gunnison County District Court in Colorado. The action was filed on March 17, 2006 and alleges breach of an agreement for the purchase of real property and seeks specific performance of the alleged contract and, alternatively, an unspecified claim for damages. CRKOA disputes the allegations and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

Since the close of the Company’s 2005 fiscal year, Sovereign Companies, LLC and Sovereign Developments, LLC, (collectively “Sovereign”), wholly owned subsidiaries of the Company, have been sued by Jech Excavating, Inc. in a case styled Jech Excavating, Inc. v. Riverplace Condominiums, LLC et al., Case No. 55-CV-06-2-28 pending in Olmstead County District Court in Minnesota. The action was filed on February 22, 2006 and alleges breach of contract under a promissory note relating to the performance of excavating work at the Riverplace development. The action also asserts a claim against Mr. Garneau individually. The Plaintiff is seeking damages of $664,000 together with interest and attorney’s fees. The parties are currently engaging in settlement negotiations. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

Since the close of the Company’s 2005 fiscal year, Sovereign Homes, LLC (“Sovereign Homes”), a wholly owned subsidiary of the Company, has been sued by third-party plaintiff, Jech Excavating, Inc. in a case styled Falcon Drilling & Blasting, Inc. v. Jech Excavating, Inc. et al., Case No. 55-C4-05-005151, pending in Olmstead County District Court in Minnesota. The third-party complaint against Sovereign Homes was filed on March 9, 2006 and seeks enforcement of a mechanics lien, alleges breach of contract, and asserts other claims relating to the performance of excavating work at the Rocky Creek development. The Plaintiff is seeking damages of $263,000 together with interest and attorney’s fees. The parties are currently engaging in settlement negotiations. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

Leases

The Company’s headquarters are located in Broomfield, Colorado and are leased through 2015. The Company is currently paying $7,433 per month for the office space. This rate on this space will increase over the life of the lease. The Company believes that its leased facility is adequate for the Company's needs for the foreseeable future.

Cardinal Broadband, LLC leases offices in Thornton, Colorado. The Company is currently paying $1,767 per month for this facility.

Connect Paging, Inc. d/b/a Get A Phone leases office space in Fort Worth, Texas. The Company is currently paying $3,496 per month for this facility.

Lighthouse Lending leases office space, a copier and other equipment under operating leases which expire through 2009. As part of the office lease agreements, the Company received an abatement of rent, and also negotiated for an escalation of monthly rent payments. These benefits are recorded as deferred rent in other accrued liabilities and are being amortized equally over the life of the lease.

Rent expense for the years ended December 31, 2005 and 2004, was $477,647 and $117,835 respectively.

The following table sets forth the minimum annual rental expense under the terms of the Company's lease agreements without common area maintenance charges.

Year	Rent Expense
2006	$436,582
2007	$471,546
2008	$349,246
2009	$290,644
Thereafter	$296,617

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

13. RELATED PARTIES

Commission expense

The Company’s CEO is also a licensed real estate broker and provided related services to the Company for $76,800.

Rent expense

At times, the Company sells model units of housing developments to related parties and leases them back until the project is completed. For the year ended December 31, 2005, the Company incurred rent expense on the lease of these units of $52,585.

14. SUBSEQUENT EVENTS

Restructure and Amendment Agreement

Subsequent to year end, the Company entered into a Restructure and Amendment Agreement with the original members of Sovereign Partners, LLC. This agreement was created to resolve operating conflicts between the Company and Sovereign Partners, LLC. Under the terms of the agreement the original Stock Purchase Agreement was modified to eliminate the EBITDA and NOI provisions. All subsequent-to-purchase-date issuances of the Company’s stock in consideration of the original Stock Purchase Agreement were amended to the following. The guaranteed shares were modified to equal 500,000 shares of the Company Convertible Series B Preferred Stock issued as 250,000 shares with the execution of the agreement and the balance of 250,000 shares to be issued on July 1, 2006. Incentive shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred Stock and will be issued as 500,000 shares on January 1, 2007 and 500,000 shares on July 1, 2007. Bonus shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred stock and will be issued as 500,000 shares on January 1, 2008 and 500,000 shares on July 1, 2008. In addition, the Company shall distribute Balance Shares in two equal installments on January 1, 2009 and July 1, 2009. The Balance Shares shall be shares of the Company’s Convertible Series B Preferred Stock which shall equal such number of such preferred stock as shall provide the Members with ownership of at least, but not more than 49.99% of the issued and outstanding shares of the Common Stock of the Company on an as converted and fully diluted capitalization basis as measured on the Measurement Date. The Measurement Date shall be the last day of the first consecutive 10 day period, wherein the shares of the Company’s common stock have had a closing bid price of at least $0.10 per share on each day in that period, as adjusted for any stock splits, dividends, or similar adjustments. The Balance Shares calculation shall not include, and shall be adjusted for any shares or securities issued with respect to any mergers, acquisitions, conversion of debt to equity, obligations of Sovereign existing as of February 18, 2005 or any options or warrants that expire, unexercised prior to January 1, 2009 which may have been outstanding on the Measurement Date.

Technology and Trademark License Agreement

On February 17, 2006, the Company (or “Cardinal”) signed a Technology and Trademark License Agreement (the “License”) with GalaVu Entertainment Networks, Inc., of Toronto, Ontario, Canada (“GalaVu”). The term of the License is ten (10) years. Among other things, the License grants Cardinal a non-exclusive, royalty-free, fully paid up, worldwide license to make, use, sell, offer to sell, manufacture, market, and distribute the finished products and technology incorporated into GalaVu’s video on demand system (the “GalaVu Technology”). Under the License, Cardinal has the right to bundle products incorporating the GalaVu Technology with other products distributed by Cardinal. Cardinal also has the right to sublicense the rights granted under the License to third parties, provided that Cardinal enters into sublicense agreements with each such sublicensee consistent with the terms set forth in the License. The rights provided to Cardinal under the License shall apply equally to existing and future products of similar or like functionality as those currently offered by GalaVu. The License requires GalaVu to provide Cardinal within five (5) days of the date of execution of the License, all technical information (including, but not limited to product specifications, blueprints and schematics, circuit diagrams, software, middleware, and firmware) required to manufacture GalaVu’s products and/or comprising the GalaVu Technology.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In addition, provisions in the License grant Cardinal the right, but not the obligation, to purchase products incorporating or comprising the GalaVu Technology from GalaVu (the “Purchased Products”). Cardinal shall pay only the actual costs of manufacturing and shipping the Purchased Products to Cardinal (or as directed by Cardinal); GalaVu shall not be entitled to any mark-up or profit on such products for the first 5,000 units of such products (the “Initial Units”). Orders for any products in excess of the Initial Units shall be marked-up by the lowest amount charged by GalaVu to any of its customers or partners.

The License also grants to Cardinal a non-exclusive, royalty-free, fully paid up, worldwide license to use GalaVu’s trademarks, service marks, and logos (the “Marks”) for (i) the sale of GalaVu branded products (the “Branded Products”), (ii) the use and display for marketing, advertising and promotion according to certain usage standards, and (iii) incorporating the Marks into the Branded Products. Any uses of the Marks shall be submitted in writing for review by GalaVu in advance and shall not be distributed or used in any manner without prior written approval of the Licensor or its authorized representative, which approval shall not be unreasonably withheld or delayed. No license is granted for the use, display, or incorporation of the Marks on products other than the Branded Products. Cardinal has the right to bundle the Branded Products with other products or services distributed by Cardinal (such Branded Products when bundled with such other products, the “Bundled Products”), provided that Cardinal uses the Marks solely on and in conjunction with that portion of Bundled Products that constitute the Branded Products. Cardinal has the right to sublicense these rights to its partners, resellers, OEMs, distributors and sales representatives that market and distribute Branded Products (each, a “Sublicensee”) solely for the purpose of advertising, marketing, selling and distributing the Branded Products in accordance with the terms of the License; provided that Cardinal enters into agreements with each such Sublicensee consistent with the terms set forth in the License.

The parties to the License acknowledge and agree that the License does not create a fiduciary relationship among or between them; that each shall remain an independent business; and that nothing in the License is intended to constitute either party as an agent, legal representative, subsidiary, joint venturer, partner, employee or servant of the other for any purpose whatsoever.

Purchase and Exchange Agreement

On February 17, 2006, the Company, Livonia Pty Limited (an Australian corporation) and Entertainment Media & Telecoms Corporation Limited (“EMT”), executed an agreement regarding the purchase and the exchange of certain debt owed by EMT and/or its subsidiaries (collectively, “EMT”) for equity in EMT, and including provisions for a loan for working capital from Cardinal to GalaVu (the “EMT Agreement”).

Pursuant to the EMT Agreement, Cardinal agreed to purchase the balance of the debt owed by EMT to Alleasing Finance Australia Limited (“Alleasing”), in the principal amount of two million twenty thousand Australian dollars (A$2,020,000) equivalent to one million four hundred ninety-one thousand three hundred sixty-six US dollars ($1,491,366 USD) (the “Debt”) in exchange for an assignment of the Debt and all security interests securing repayment of the Debt. The purchase price to be paid by the Company for the Debt is seven hundred two thousand five hundred Australian dollars (A$702,500) equivalent to five hundred eighteen thousand six hundred fifty six US dollars ($518,656 USD).

In addition, the Company has agreed to provide a bridge loan for working capital of seven hundred ninety seven thousand five hundred Australian dollars (A$797,500) equivalent to five hundred eighty-eight thousand seven hundred ninety four US dollars ($588,794) to GalaVu (the “Loan”). The definitive terms, conditions, and interest rate in respect of such Loan shall be agreed between Cardinal and Livonia. Notwithstanding the generality of the foregoing, Cardinal’s representative shall have sole discretion as to the use of proceeds from the Loan, including how, to whom, and when the Loan proceeds are dispersed.

The Debt and the Loan are to be secured by the assets of EMT’s subsidiaries. The Debt purchased from Alleasing shall remain secured by the assets of EMT’s subsidiaries, including GalaVu. Also, Livonia shall assign to Cardinal six hundred forty eight thousand two hundred and fifty Australian dollars (A$648,250) equivalent to four hundred seventy-eight thousand six hundred three US dollars ($478,603 USD) of the secured debt that Livonia previously purchased from Alleasing in a separate transaction, such that the total secured debt held by Cardinal shall total three million four hundred sixty five thousand seven hundred fifty Australian dollars (A$3,465,750) equivalent to two million five hundred fifty-eight thousand seven hundred sixty-three US dollars ($2,558,763 USD) (the “Cardinal Secured Debt”). All such Cardinal Secured Debt is and will remain secured by all the EMT’s subsidiaries’ assets.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Cardinal also agreed that, to the extent permissible under Australian law and subject to the approval of the shareholders of EMT, should the same be necessary, Cardinal shall: (a) convert five hundred thirty two thousand five hundred Australian dollars (A$532,500) equivalent to three hundred ninety-three thousand one hundred forty five US dollars ($393,145 USD) of the Cardinal Secured Debt into 53,250,000 shares of free-trading, common stock of EMT at a conversion rate of 1 cent (.7383 US cent) per share; and (b) at a date to be agreed between the parties, convert two million nine hundred thirty three thousand seven hundred and fifty Australian dollars (A$2,933,750) equivalent to two million one hundred sixty-five thousand nine hundred eighty-eight US dollars ($2,165,988 USD) of the Cardinal Secured Debt into shares of free-trading EMT common stock at a conversion rate of one half cent (A$.005) per share, equating to 586,250,000 shares in EMT. In addition, Livonia agreed that, to the extent permissible under Australian law and subject to approval of the shareholders of EMT, should same be necessary, Livonia shall: (a) convert A$425,000 equivalent to three hundred thirteen thousand seven hundred seventy-eight US dollars ($313,778 USD) owing to it by EMT into 42,500,000 shares in EMT at a conversion rate of 1 Australian cent per share; and (b) at a date to be agreed between the parties, convert A$733,750.00 equivalent to five hundred seventy-one thousand two hundred sixty US dollars ($571,260 USD) owing to it by EMT into shares in EMT at a conversion rate of one half cent (A$.005) per share, equating to 146,750,000 shares in EMT. The Parties agreed to take all acts necessary to ensure that, following both the Cardinal conversion and the Livonia conversion, Cardinal shall own 64% of the outstanding shares of EMT, accounted for on a fully diluted basis. EMT has historically traded on the Australian stock exchange under the symbol ETC.

Livonia and EMT agreed that should: (a) the shareholders of EMT not agree to the conversion by Cardinal of its Cardinal Secured Debt into equity in EMT, or (b) EMT does not regain trading status on the Australian Stock Exchange within one hundred and twenty (120) days of the date of the EMT Agreement, Livonia and EMT shall do all acts, matters or things to facilitate the transfer of the assets constituting the security (including but not limited to the assets of GalaVu) to Cardinal free and clear of all liens, claims, and encumbrances, in exchange for Cardinals’ agreement to extinguish the Cardinal Secured Debt. Cardinal agreed that, in the event that the GalaVu assets are transferred to Cardinal in exchange for the Cardinal Secured Debt, Livonia shall be entitled to acquire shares of Cardinal as follows: first, Livonia shall cause EMT to be sold; second, the purchase price obtained by Livonia from such sale (the “Purchase Price”) shall be paid directly to Cardinal in its entirety in exchange for shares of Cardinal common stock. The number of shares shall be determined by dividing the dollar amount of the Shell Purchase Price, converted to United States dollars, by the lower of 80% of the price per share for the five (5) trading days preceding the date of issuance, or two cents (U.S. $0.02).

Assignment Deed

Effective February 20, 2006, the Company signed an Assignment Deed with Alleasing Finance Australia Limited, an Australian company (formerly Rentworks Limited) (“Alleasing”) (the “Assignment”). Pursuant to the Assignment, Alleasing agreed to assign Cardinal all of its right, title, and interest in the debt owing by the Entertainment Media & Telecoms Corporation Limited (“EMT”) and/or EMT’s subsidiaries, including GalaVu Entertainment Networks, Inc. (“GalaVu”) to Cardinal in the amount of two million twenty thousand Australian dollars (A$2,020,000) equivalent to one million four hundred ninety-one thousand three hundred sixty-six US dollars ($1,491,366 USD) (the “Debt”). The purchase price paid by Cardinal for the debt is seven hundred two thousand five hundred Australian dollars (A$702,500) equivalent to five hundred eighteen thousand six hundred fifty six US dollars ($518,656 USD).

The Debt is secured by the (a) Pledge Agreement between Entertainment Media & Telecoms Corporation (Canada), Inc., (registered in Canada) (“EMT (Canada)”), and Rentworks Limited dated 31 March 2006; (b) Security Agreement between EMT (Canada) and Rentworks Limited dated 31 March 2006; (c) Security Agreement between GalaVu and Rentworks Limited dated 31 March 2006; (d) Guaranty between EMT (Canada), Inc., and Rentworks Limited dated 31 March 2006; and (e) Guaranty between GalaVu and Rentworks Limited dated 31 March 2006.

Interested Director

A member of the Company’s Board of Directors, David A. Weisman, and certain entities affiliated with Mr. Weisman are shareholders of GalaVu’s parent corporation, Entertainment Media & Telecoms Corporation Limited. Mr. Weisman did not participate in the vote by Cardinal’s Board of Directors approving the License, the Assignment Deed, or the Purchase and Exchange Agreement (collectively, the “Agreements”). The remaining members of Cardinal’s Board of Directors voted unanimously to approve the Agreements.

Various Short Term Notes

In the first quarter of 2006, the Company and a related party, Ronald Bass, the Principal Accounting Officer, entered into a series of Short-Term notes totaling $14,500. The terms of the agreements were for any unpaid balance after 30 days from the made date to accrue interest at an annual rate of 24%. These notes were satisfied in the first quarter of 2006 and $300 of document preparation fees were recorded in relation to these notes.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In the first quarter of 2006, the Company entered into a series of Convertible Loan Agreements with ISP V, LLC totaling $1,500,000. The final terms of the agreements is for the total $1,500,000 to be due in January 2008 and over the course of the loan the principal shall accrue interest at a rate of 12% per year calculated monthly. As partial consideration for the note, the Company issued to the Payee five year warrants to purchase 2,400,000 shares of common stock at an exercise price of $0.05. A debt discount value was calculated based upon the Black-Scholes Pricing Model applied to the warrants; and over the life of the note $16,825 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 69% and the expected life was five years. The holders of the Notes have the right, at any time, to convert the principal owed to the holder to shares of Common Stock at a rate of $.025 per share. There is no intrinsic value to the beneficial conversion feature as the conversion is at $.025 per share and the Company’s stock was trading at $.0181 when the agreement was signed.

In March 2006, the Board of Directors for Cardinal Communications, Inc. (the “Company”) approved on its behalf and the behalf of its wholly owned subsidiary, Sovereign Companies, LLC (“Sovereign”), the execution of a Convertible Loan Agreement, Promissory Note (the “Note”), and Pledge and Security Agreement with Thunderbird Management Limited Partnership (“Thunderbird”).

Convertible Loan Agreement

The Company is currently indebted to Thunderbird pursuant to existing two promissory notes. The first, dated September 12, 2000, is in the original principal amount of seven hundred two thousand dollars ($702,000), with interest on the principal balance at the rate of twelve percent (12%) per annum; the second, dated August 24, 2004, is in the original principal amount of eight hundred thousand dollars ($800,000) with interest on the principal balance from time to time remaining at the rate of ten percent (10%) per annum (collectively, the “Prior Notes”).

The Convertible Loan Agreement consolidates for certain purposes the Prior Notes and a third, new note (described in the next section, below) in the original principal amount of nine hundred ninety eight thousand and No/100 Dollars ($998,000) (collectively, the “Thunderbird Notes”). The total principal amount owed under the Thunderbird Notes is two million five hundred thousand dollars ($2,500,000) (the “Principal Amount”).

The Thunderbird Notes are consolidated for the purposes of setting a single interest rate and certain conversion rights for the Principal Amount. Interest on the Principal Amount outstanding shall accrue at the rate of twelve percent (12%) per annum, which interest shall be paid monthly, with the first installment payable on April 17, 2006, and subsequent payments at the seventeenth day of the month beginning each month thereafter. Overdue principal and interest on the Thunderbird Notes shall bear interest, to the extent permitted by applicable law, at a rate of twelve percent (12%) per annum. If not sooner redeemed or converted, the Thunderbird Notes shall mature on the fifth anniversary of the execution of the Convertible Loan Agreement, at which time all the remaining unpaid principal, interest and any other charges then due under the agreement shall be due and payable in full.

The Thunderbird Notes shall be convertible, at either party’s option, into shares of the Company’s common stock at four separate conversion prices. Up to twenty five percent (25%) of the Principal Amount may be converted at two and a half cents ($0.025) per share; up to twenty five percent (25%) of the Principal Amount may be converted at seven and a half cents ($0.075) per share; up to twenty five percent (25%) of the Principal Amount may be converted at twelve and a half cents ($0.125) per share; and the final twenty five percent (25%) of the Principal Amount may be converted at seventeen and a half cents ($0.175) per share (collectively, such converted stock is referred to as the “Registerable Securities”).

In the Convertible Loan Agreement, the Company has agreed to register all or any portion of the Registerable Securities any time it receives a written request from Thunderbird that the Company file a registration statement under the 1933 Act covering the registration of at least a majority of the Registerable Securities then outstanding. The Company has agreed, subject to the limitations in the Convertible Loan Agreement, to use its best lawful efforts to effect as soon as reasonably possible, and in any event (if legally possible, and as allowed by the SEC, and if no factor outside the Company’s reasonable control prevents it) within 150 days of the receipt of the initial written registration request, to effect the registration under the 1933 Act of all Registerable Securities which the Thunderbird has requested.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Notwithstanding the foregoing, in lieu of registration, the Company may provide Thunderbird with a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors, it would be materially detrimental to the Company and its shareholders for such registration statement to be filed at that time, and it is therefore essential to defer the filing of such registration statement. Thereafter, the Company shall have the right to defer the commencement of such a filing for a period of not more than 180 days after receipt of the request; provided, however, that at least 12 months must elapse between any two such deferrals.

Promissory Note

Pursuant to a Promissory Note, dated March 24, 2006 (the “Note”), the Company and Sovereign (collectively, the “Borrower”), borrow and promise to repay to Thunderbird (the “Payee”), the principal sum of Nine Hundred Ninety Eight Thousand and No/100 Dollars ($998,000), with interest at the rate of twelve percent (12%) per annum on the unpaid principal balance until paid or until default. All past due installments of principal and, if permitted by applicable law, of interest shall bear interest at the highest lawful rate, or, if no such maximum rate is established by applicable law, then at the rate of eighteen percent (18%) per annum.

The full amount of principal and interest is due under the Note is due on March 25, 2011. The interest shall be due and payable in monthly payments, to be paid on the 17th day of every month and applied to the interest that accrued during the preceding month.

Upon the occurrence of any “Event of Default,” the Payee may declare the remainder of the debt immediately due and payable. An “Event of Default” includes, failure to make payment on the Note when due, and such failure shall continue for fifteen (15) business days from receipt by Borrower of written notice of such failure; Borrower files any voluntary petition seeking relief under federal bankruptcy law or under any other act or law related to insolvency or debtor relief, whether state or federal; the filing against Borrower of any involuntary petition seeking relief under federal bankruptcy law or under any other act or law related to insolvency or debtor relief, whether state or federal, if such petition is not dismissed within thirty (30) days of filing; or a custodian, trustee, receiver or assignee for the benefit of creditors is appointed or takes possession of any of Borrower’s assets.
The Note is secured by the pledge of certain assets by Borrower to the Payee pursuant to the Pledge and Security Agreement.
Pledge and Security Agreement

The Pledge and Security Agreement (“PSA”) secures payment of (i) all amounts now or hereafter payable by the Company and Sovereign (jointly “Pledgors”) to Thunderbird on the Thunderbird Notes, and (ii) all obligations and liabilities now or hereafter payable by the Pledgors under, arising out of or in connection with the PSA (all such indebtedness, obligations and liabilities being herein called the “Obligations”).

Pursuant to the PSA, the Pledgors pledge and grant to Thunderbird a security interest in the shares of stock and partnership interests comprising Pledgors’ interests in Sovereign Pumpkin Ridge, LLC, and, contingent upon Pledgors’ formation of a limited liability company for the purpose of developing the project, Pledgors’ future interest in “Sovereign El Rio, LLC” (collectively, the “Pledged Interests”). The Pledged Interests also include without limitation all of Pledgors’ right, title and interest in and to (i) all dividends or distributions arising from the Pledged Interests, payable thereon or distributable in respect thereof, whether in cash, property, stock or otherwise, and whether now or hereafter declared, paid or made, and the right to receive and receipt therefore; (ii) all Pledged Interests into which any of the Pledged Interests are split or combined; and (iii) all other rights with respect to the Pledged Interests; provided, however, that Secured Party hereby agrees that, if and so long as Pledgors shall not be in default under this Agreement, Pledgors shall have the right to vote, or to give any approval or consent in respect of, the Pledged Interests for all purposes not inconsistent with the provisions of this Agreement.

Upon the full and final payment of the Thunderbird Notes, the security interests in the Pledged Interests shall terminate and all rights to the Pledged Interests shall revert to the Pledgors. In addition, at any time and from time to time prior to such termination of the security interests, the Secured Party may release any of the Pledged Interests. Upon any such termination of the security interests or any release of the Pledged Interests, the Secured Party will, at the Pledgors’ expense, execute and deliver to the Pledgors such documents as the Pledgors shall reasonably request to evidence the termination of the security interests or the release of the Pledged Interests.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Interested Director

A member of the Company’s Board of Directors and the Company’s Chief Executive Officer, Edouard A. Garneau, is related (as son-in-law) to the General Partner of Thunderbird Management. Mr. Garneau did not participate in the vote by Cardinal’s Board of Directors approving the Promissory Note, Pledge and Security Agreement, or Convertible Loan Agreement (collectively, the “Agreements”). The remaining members of Cardinal’s Board of Directors voted unanimously to approve the Agreements.