Form 10QSB
period 2006-03-31
CARDINAL COMMUNICATIONS, INC
filed 2006-05-22
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to _______

Commission file number 001-15383

CARDINAL COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2117796
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

390 INTERLOCKEN CRESCENT, SUITE 900, BROOMFIELD, COLORADO 80021
(Address of principal executive offices)

(303) 285-5379
(Issuer’s telephone number)

___________________________________________________________
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

As of May 22, 2006, there were 448,392,164 shares of the issuer’s outstanding common stock.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No   ☒

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 31, 2006 (UNAUDITED)

ASSETS
(Substantially pledged)

Cash and cash equivalents	$447,363
Marketable securities	107,924
Accounts receivable, net	740,689
Other receivables net of $1,208,275 discount	1,471,192
Unamortized financing costs	80,494
Deposits and prepaid expenses	937,101
Property and equipment, net	2,849,371
Real estate and land inventory	47,712,380
Intangibles, net	8,557,746
Other assets	309,565

Total Assets	$63,213,825

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$4,273,814
Accrued expenses and other liabilities	3,589,029
Deferred revenue	645,692
Land and construction loans	35,426,111
Related party debt	4,622,273
Notes payable, net of $129,492 debt discount	13,234,450

Total Liabilities	61,791,369

Commitments and Contingencies

Stock Committed	2,367,992

Minority Interest	2,382,123

Stockholders' equity (deficit):
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 8,750	1
Series B Convertible Preferred stock; issued and outstanding 100,000	10
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
412,497,784	41,249
Additional paid-in capital	71,357,569
Deferred consulting	(165,173)
Other comprehensive income	7,200
Accumulated (deficit)	(74,568,515)

Total Stockholders' Equity (Deficit)	(3,327,659)

Total Liabilities and Stockholders' Equity (Deficit)	$63,213,825

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31
	2006	2005

REVENUES
Revenues	$5,376,482	$4,860,642
Cost of sales	(4,097,400)	(2,385,701)
Gross profit	1,279,082	2,474,941

OPERATING EXPENSES
Depreciation and amortization	268,165	338,876
Asset impairment	10,634	-
Professional fees	681,200	993,331
Rent	115,203	63,800
Salaries and commissions	918,659	881,452
Selling, general and administrative	894,183	984,101
Total operating expenses	2,888,044	3,261,560

(LOSS) FROM OPERATIONS	(1,608,962)	(786,619)

OTHER INCOME (EXPENSE)
Other income (expense)	(63,573)	(13,604)
Accretion of interest (expense) on convertible debt	(137,343)	(186,380)
Gain (loss) on disposition of assets	-	(25,764)
Interest (expense)	(441,481)	(158,698)
Total other (expense)	(642,397)	(384,446)

(LOSS) BEFORE MINORITY INTEREST	(2,251,359)	(1,171,065)

(Income)/loss attributable to minority interest	72,817	(89,538)

NET (LOSS) before comprehensive income	(2,178,542)	$(1,260,603)

OTHER COMPREHENSIVE INCOME
Unrealized holding gain	7,200	-

COMPREHENSIVE (LOSS)	$(2,171,342)	$(1,260,603)

Net (loss) per common share	$(0.006)	$(0.006)

Weighted average number of shares outstanding	377,418,999	218,752,780

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2006	2005

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before minority interest	$(2,251,359)	$(1,171,065)
Adjustments to reconcile net (loss) to net cash provided by
(used) in operating activities:
Depreciation and amortization	268,165	338,876
Stock issued for consulting, fees and compensation	663,328	1,169,461

Stock committed for Expenses	83,064	-
Accretion of interest expense on convertible debt	137,343	186,380
Minority interest loss of subsidiaries attributable to parent	(66,445)	-
(Gain) Loss on sale of assets	(1,990)	40,415
Asset impairment	10,634	-
(Gain) loss from discontinued operations	33,569	-

Changes in Operating Assets and Liabilities:
Accounts receivable	(158,268)	(313,693)
Accounts payable	1,379,752	(200,487)
Accrued expenses and other liabilities	(226,716)	160,449
Deferred revenue	31,342	7,007
Other assets and liabilities	101,006	(9,727)
Real estate and land inventory	(3,004,507)	(1,450,535)
Net cash (used in) operating activities	(3,001,082)	(1,242,919)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	-	(44,747)
Marketable securities	(87,924)	-
Cash paid for investment in EMT	(450,030)	(294,765)
Issuance of note receivable	(602,530)	-
Purchases of intangibles & other assets	(28,400)	(64,414)
Cash acquired through acquisition	-	1,352,147
Proceeds from sale of assets	2,474	9,284
Net cash provided by (used in) investing activities	(1,166,410)	957,505

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	5,096,797	3,109,351
Proceeds from related party notes payable	1,002,500	-
Payments on notes payable	(2,473,388)	(2,272,159)
Payments on related party notes payable	(69,150)	-
Collections on subscriptions receivable	-	44,585
Disbursements to minority interest members	(21,021)	-
Net cash provided by (used in) financing activities	3,535,738	881,777

Net increase (decrease) in cash	(631,754)	596,363
Cash and cash equivalents, beginning of period	1,079,117	730,372
Cash and cash equivalents, end of period	$447,363	$1,326,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$456,761	$44,249
Stock issued for acquisition of assets	$-	$5,705,000
Stock issued for satisfaction of debt	$1,136,118	$-

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

Three Months Ended March 31, 2006

In the first quarter of 2006, we issued 12,552,131 shares under various consulting agreements, which shares were valued at $236,938.92; however $9,500 of this expense was recorded as deferred consulting. Additionaly, $22,340 of amortized deferred consulting was recognized during this period.

In the first quarter of 2006, we issued 841,750 shares to an outside director for committee services performed, which shares were valued at $15,000.

In the first quarter of 2006, we issued 17,414,989 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $328,549.

In the first quarter of 2006, we issued 4,090,920 shares under two consulting agreements for legal services, which shares were valued at $70,000.

Three Months Ended March 31, 2005

In the first quarter of 2005, we issued 13,656,959 shares under various consulting agreements, which shares were valued at $1,160,713; however, $8,750 of this expense was recorded as deferred consulting.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Cardinal Communications, Inc. and subsidiaries (“Company”), and include the accounts of the Company and all of its subsidiaries.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 17, 2006. Certain reclassifications and adjustments may have been made to the categories presented in the financial statements for the comparative period of the prior fiscal year to conform to the 2006 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Nature of Business

The Company offers integrated construction and construction management services, as well as broadband communications design, implementation, and operations services to other large developers and municipalities seeking to deploy broadband services. The Company also continues to implement and expand its business plan as a provider of enhanced telephone (voice) services, cable television (video) and Internet (data) services to business and residential customers.

Note 2. Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and all majority owned and/or controlled subsidiaries. At March 31, 2006 the Company has recorded minority interest of $2,382,123 representing third party ownership of the entities not wholly owned by the Company. Sovereign Partners, LLC a wholly owned subsidiary of the Company consolidates all operations of its subsidiaries due to a controlling financial interest or a controlling management interest in these subsidiaries. Currently the Company is formally dissolving Usurf Communications, Inc., Usurf TV, Inc. Pinnacle T-Bone, LLC and Patio Homes at T-Bone Ranch, LLC. As the Company finalizes construction projects, certain other entities will be dissolved in 2006.

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

Inter-company transactions and balances have been eliminated in the consolidation.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method.

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

Real Estate and Land Inventory

Inventories, consisting of single and multi family residential units and commercial projects under construction, are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

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

Major components of inventory at March 31, 2006 were:

Residential/Commercial units under construction	$23,665,054
Land under development	24,047,326

Total real estate and land inventory	$47,712,380

Bad Debt

The Company estimates the amount of uncollectible accounts receivable and records an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance. At March 31, 2006 the Company has a recorded bad debt allowance of $888,398.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 Goodwill and Other Intangible Assets and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company at December 31, 2005 evaluated its goodwill for impairment and determined the fair value of its goodwill exceeded the book cost.

Intangibles

Classification of intangible assets and accumulated amortization at March 31, 2006 were as follows:

Description
Right of entry agreements	$95,000
Customer base	221,408
Goodwill	8,509,032
Totals	8,825,440
Accumulated amortization	(267,694)
Intangibles, net	$8,557,746

For the three months ended March 31, 2006 and 2005, the Company recognized $81,845 and $221,927 of amortization expense, respectively.

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

Investment in EMT

In February, 2006, the Company received 46,000,000 shares of Entertainment Media and Telecoms Corporation, Australian Stock Exchange code “ETC”. Our basis in these shares was valued at $87,924 US Dollars and $339,618 was recorded as a reduction to the Note Receivable from Gala Vu while $251,694 was recorded as a reduction to the Gala Vu Receivable Discount. The Gala Vu transaction is described in further detail under Note 5. Acquisitions.

Marketable Securities and Comprehensive Income

At March 31, 2006, the Company was holding 4,000,000 shares of ZKID Network Company (OTCBB: ZKID), and the market value of the shares was $20,000, while the book value of the shares was $12,800 as of December 31, 2005 and therefore the Company recorded $7,200 as an unrealized holding gain. Subsequent to March 31, 2006 ZKID Network Company renamed itself to EATware Corporation (OTCBB: EATW) and executed a 4,000:1 reverse stock split therefore the Company now holds 1,000 shares of EATware Corporation stock.

Note 3. Financing Transactions

Convertible Loan Agreements

In the first quarter of 2006, the Company entered into a series of Convertible Loan Agreements with ISP V, LLC totaling $1,500,000. The final agreement terms is for the total $1,500,000 to be due in January 2008 and over the course of the loan the principal shall accrue interest at a rate of 12% per year calculated monthly. As partial consideration for the initial note, the Company issued to the Payee five year warrants to purchase 2,400,000 shares of common stock at an exercise price of $0.05. A debt discount value was calculated based upon the Black-Scholes Pricing Model applied to the warrants; and over the life of the initial note $16,825 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 69% and the expected life was five years. The holder of the notes have the right, at any time, to convert $1,500,000 of the principal owed to the holder to shares of Common Stock per the following formula: $800,000 convertible at $.025 per share, $400,000 convertible at $0.05 per share and $300,000 at $0.075 per share. There is no intrinsic value to the beneficial conversion feature as lowest conversion rate is at $.025 per share and the Company’s stock was trading at $.0181 when the agreement was signed.

In March 2006, the Board of Directors for Cardinal Communications, Inc. (the “Company”) approved on its behalf and the behalf of its wholly owned subsidiary, Sovereign Companies, LLC (“Sovereign”), the execution of a Convertible Loan Agreement, Promissory Note (the “Note”), and Pledge and Security Agreement with Thunderbird Management Limited Partnership (“Thunderbird”).

The Company is indebted to Thunderbird pursuant to two existing promissory notes. The first, dated September 12, 2000, is in the original principal amount of $702,000, with interest on the principal balance at the rate of 12% per annum; the second, dated August 24, 2004, is in the original principal amount of $800,000 with interest on the principal balance from time to time remaining at the rate of 10% per annum, collectively, the “Prior Notes”.

The Convertible Loan Agreement consolidates for certain purposes the Prior Notes and a third note in the original principal amount of $998,000 dated March 24, 2006 (collectively, the “Thunderbird Notes”). The total principal amount owed under the Thunderbird Notes is $2,500,000, the “Principal Amount”.

The Thunderbird Notes are consolidated for the purposes of setting a single interest rate and certain conversion rights for the Principal Amount. Interest on the Principal Amount outstanding shall accrue at the rate of 12% per annum, which interest shall be paid monthly, with the first installment payable on April 17, 2006, and subsequent payments at the seventeenth day of the month beginning each month thereafter. Overdue principal and interest on the Thunderbird Notes shall bear interest, to the extent permitted by applicable law, at a rate of 18% per annum. The Note is due March 25, 2011. If not sooner redeemed or converted, the Thunderbird Notes shall mature on the fifth anniversary of the execution of the Convertible Loan Agreement, at which time all the remaining unpaid principal, interest and any other charges then due under the agreement shall be due and payable in full.

The Thunderbird Notes shall be convertible, at either party’s option, into shares of the Company’s common stock at four separate conversion prices: up to 25% of the Principal Amount may be converted at $0.025 per share; up to twenty five percent (25%) of the Principal Amount may be converted at $0.075 per share; up to 25% of the Principal Amount may be converted at $0.125 per share; and the final 25% of the Principal Amount may be converted at $0.175 per share (collectively, such converted stock is referred to as the “Registerable Securities”).

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

Upon the occurrence of any event of default, the Payee may declare the remainder of the debt immediately due and payable. The Note is secured by the pledge of certain assets by Borrower to the Payee pursuant to the Pledge and Security Agreement.

Pledge and Security Agreement

The Pledge and Security Agreement (“PSA”) secures payment of (i) all amounts now or hereafter payable by the Company and Sovereign (jointly “Pledgors”) to Thunderbird Management Limited Partnership, the “Secured Party”, on the Thunderbird Notes, and (ii) all obligations and liabilities now or hereafter payable by the Pledgors under, arising out of or in connection with the PSA (all such indebtedness, obligations and liabilities being herein called the “Obligations”).

Pursuant to the PSA, the Pledgors pledge and grant to the Secured Party a security interest in the shares of stock and partnership interests comprising Pledgors’ interests in Sovereign Pumpkin Ridge, LLC, and, contingent upon Pledgors’ formation of a limited liability company for the purpose of developing the project, Pledgors’ future interest in “Sovereign El Rio, LLC” (collectively, the “Pledged Interests”). The Pledged Interests also include without limitation all of Pledgors’ right, title and interest in and to (i) all dividends or distributions arising from the Pledged Interests, payable thereon or distributable in respect thereof, whether in cash, property, stock or otherwise, and whether now or hereafter declared, paid or made, and the right to receive and receipt therefore; (ii) all Pledged Interests into which any of the Pledged Interests are split or combined; and (iii) all other rights with respect to the Pledged Interests; provided, however, that Secured Party hereby agrees that, if and so long as Pledgors shall not be in default under this Agreement, Pledgors shall have the right to vote, or to give any approval or consent in respect of, the Pledged Interests for all purposes not inconsistent with the provisions of this Agreement.

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

Senior Secured Debt and Notes Payable

At March 31, 2006, the Company has secured notes totaling $13,363,942 with debt discounts of $129,492 netted against the balance resulting in the secured notes payable balance of $13,234,450. All of these notes are secured by assets of the Company. Interest rates range from 6% to 12% and have Maturity Dates from April 2006 through January 2008 with one exception with a maturity in February 2020. As of March 31, 2006 the senior secured debt and notes payable outstanding amounts range from $10,000 to $2,757,102 utilizing fourteen different lenders. Subsequent to quarter ended March 31, 2006, the Company has entered into agreements to convert $45,000 of Senior Secured Debentures into shares of the Company’s common stock.

Debt Collateralized by Real Estate and Construction Lines-of-Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At March 31, 2006 the aggregate borrowings under the lines-of-credit totaled $18,160,610. Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by the individual members of each development entity or an officer of the Company. Interest rates range from 5.75 % to 9.0%, and have maturity dates ranging from May 2006 through February 2007, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of March 31, 2006, the construction lines-of-credit outstanding amounts range from $143,000 to $3,095,274, utilizing eight different lenders.

Through the Company’s subsidiary Sovereign Partners, LLC the Company has debt collateralized by real estate. These notes payable totaled $17,265,504 at March 31, 2006. Interest rates range from 5% to 10%, and have maturity dates ranging from May 2006 through December 2011. As of March 31, 2006, the notes payable outstanding amounts range from $600,284 to $4,172,052, utilizing eight different lenders.

Related Party Debt

The Company has related party debt of $4,622,273 at March 31, 2006, utilizing eleven different related parties. Interest rates range from 6.00% to 16.00%, and have maturity dates ranging from October 2006 through January 2008, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of March 31, 2006, the related party debts outstanding amounts range from $1,000 to $818,973, utilizing nine different lenders.

Note 4. Acquisitions

Sovereign Partners, LLC, Restructure and Amendment Agreement

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

In February, 2006, the Company entered into a Restructure and Amendment Agreement with the original members of Sovereign Partners, LLC. This agreement was created to resolve operating conflicts between the Company and Sovereign Partners, LLC. Under the terms of the agreement the original Stock Purchase Agreement was modified to eliminate the EBITDA and NOI provisions. All subsequent-to-purchase-date issuances of the Company’s stock in consideration of the original Stock Purchase Agreement were amended to the following. The guaranteed shares were modified to equal 500,000 shares of the Company’s Convertible Series B Preferred Stock issued as 250,000 shares with the execution of the agreement and the balance of 250,000 shares to be issued on July 1, 2006. Incentive shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred Stock and will be issued as 500,000 shares on January 1, 2007 and 500,000 shares on July 1, 2007. Bonus shares shall equal 1,000,000 shares of the Company’s Convertible Series B Preferred stock and will be issued as 500,000 shares on January 1, 2008 and 500,000 shares on July 1, 2008. In addition, the Company shall distribute Balance Shares in two equal installments on January 1, 2009 and July 1, 2009. The Balance Shares shall be shares of the Company’s Convertible Series B Preferred Stock which shall equal such number of such preferred stock as shall provide the Members with ownership of at least, but not more than 49.99% of the issued and outstanding shares of the Common Stock of the Company on an as converted and fully diluted capitalization basis as measured on the Measurement Date. The Measurement Date shall be the last day of the first consecutive 10 day period, wherein the shares of the Company’s common stock have had a closing bid price of at least $0.10 per share on each day in that period, as adjusted for any stock splits, dividends, or similar adjustments. The Balance Shares calculation shall not include, and shall be adjusted for any shares or securities issued with respect to any mergers, acquisitions, conversion of Sovereign debt existing as of February 18, 2005 or any options or warrants that expire, unexercised prior to January 1, 2009 which may have been outstanding on the Measurement Date.

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

Pursuant to the EMT Agreement, Cardinal agreed to purchase the balance of the debt owed by EMT to Alleasing Finance Australia Limited (“Alleasing”), in the principal amount of $1,491,366 (the “Debt”) in exchange for an assignment of the Debt and all security interests securing repayment of the Debt. The purchase price paid by the Company for the Debt is $510,638.

In addition, the Company has provided a bridge loan for working capital of $602,530 to GalaVu (the “Loan”). The definitive terms, conditions, and interest rate in respect of such Loan shall be agreed between Cardinal and Livonia. Notwithstanding the generality of the foregoing, Cardinal’s representative shall have sole discretion as to the use of proceeds from the Loan, including how, to whom, and when the Loan proceeds are dispersed.

The Debt and the Loan are to be secured by the assets of EMT’s subsidiaries. The Debt purchased from Alleasing shall remain secured by the assets of EMT’s subsidiaries, including GalaVu. Also, Livonia shall assign to Cardinal $478,603 of the secured debt that Livonia previously purchased from Alleasing in a separate transaction, such that the total secured debt held by Cardinal shall total $2,573,137 (the “Cardinal Secured Debt”). All such Cardinal Secured Debt is and will remain secured by all the EMT’s subsidiaries’ assets. Initially a notes receivable discount was recorded in the amount of $1,459,969 to recognize the fair value of the Secured Debt. This discount will be reduced as the debt is satisfied.

Cardinal also agreed that, to the extent permissible under Australian law and subject to the approval of the shareholders of EMT, should the same be necessary, Cardinal shall: (a) convert $393,145 of the Cardinal Secured Debt into 53,250,000 shares of free-trading, common stock of EMT at a conversion rate of .7383 cent) per share; and (b) at a date to be agreed between the parties, convert $2,165,988 of the Cardinal Secured Debt into shares of free-trading EMT common stock at a conversion rate of $0.0036915 per share, equating to 586,250,000 shares in EMT. In addition, Livonia agreed that, to the extent permissible under Australian law and subject to approval of the shareholders of EMT, should same be necessary, Livonia shall: (a) convert $313,778 owing to it by EMT into 42,500,000 shares in EMT at a conversion rate of .7383 cent per share; and (b) at a date to be agreed between the parties, convert $571,260 owing to it by EMT into shares in EMT at a conversion rate of $0.0036915 per share, equating to 146,750,000 shares in EMT. The Parties agreed to take all acts necessary to ensure that, following both the Cardinal conversion and the Livonia conversion, Cardinal shall own 64% of the outstanding shares of EMT, accounted for on a fully diluted basis. EMT has historically traded on the Australian stock exchange under the symbol ETC.

Livonia and EMT agreed that should: (a) the shareholders of EMT not agree to the conversion by Cardinal of its Cardinal Secured Debt into equity in EMT, or (b) EMT does not regain trading status on the Australian Stock Exchange within one hundred and twenty (120) days of the date of the EMT Agreement, Livonia and EMT shall do all acts, matters or things to facilitate the transfer of the assets constituting the security (including but not limited to the assets of GalaVu) to Cardinal free and clear of all liens, claims, and encumbrances, in exchange for Cardinals’ agreement to extinguish the Cardinal Secured Debt. Cardinal agreed that, in the event that the GalaVu assets are transferred to Cardinal in exchange for the Cardinal Secured Debt, Livonia shall be entitled to acquire shares of Cardinal as follows: first, Livonia shall cause EMT to be sold; second, the purchase price obtained by Livonia from such sale (the “Purchase Price”) shall be paid directly to Cardinal in its entirety in exchange for shares of Cardinal common stock. The number of shares shall be determined by dividing the dollar amount of the Shell Purchase Price, converted to United States dollars, by the lower of 80% of the price per share for the five (5) trading days preceding the date of issuance, or $0.02.

Assignment Deed

Effective February 20, 2006, the Company signed an Assignment Deed with Alleasing Finance Australia Limited, an Australian company (formerly Rentworks Limited) (“Alleasing”) (the “Assignment”). Pursuant to the Assignment, Alleasing agreed to assign Cardinal all of its right, title, and interest in the debt owing by the Entertainment Media & Telecoms Corporation Limited (“EMT”) and/or EMT’s subsidiaries, including GalaVu Entertainment Networks, Inc. (“GalaVu”) to Cardinal in the amount of $1,491,366 (the “Debt”). The purchase price paid by Cardinal for the debt is $510,638.

The Debt is secured by the (a) Pledge Agreement between Entertainment Media & Telecoms Corporation (Canada), Inc., (registered in Canada) (“EMT (Canada)”), and Rentworks Limited dated March 31, 2006; (b) Security Agreement between EMT (Canada) and Rentworks Limited dated March 31,2006; (c) Security Agreement between GalaVu and Rentworks Limited dated March 31, 2006; (d) Guaranty between EMT (Canada), Inc., and Rentworks Limited dated March 31, 2006; and (e) Guaranty between GalaVu and Rentworks Limited dated March 31, 2006.

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

Note 5 Subsequent Events

New Directors

Subsequent to quarter end, effective April 19, 2006, the Company appointed Joseph M. Durnford, Robert T. Hale, Robert R. Searls, and Kerry D. Briggs to serve as directors of the Company. Pursuant to Sections 3.2 and 3.10 of the Bylaws of the Company, Messrs. Durnford, Hale, Searls, and Briggs shall serve in such capacity until the next annual meeting of the shareholders of the Company. Two of the newly appointed members of the Board of Directors, Robert Searls and Kerry Briggs, have prior relationships with the Company and may be “interested” as defined by Form 8K. Mr. Searls is a former member of Sovereign Partners, LLC, and a current shareholder of Cardinal. Mr. Briggs has been an outside joint venture partner for five Sovereign Partner projects: SR Condominiums, LLC, Colony Ridge Development, LLC, Settler’s Chase Commercial Development, Heritage Condominiums, LLC (complete), and Settler’s Chase Development, LLC (complete).

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Overview of Our Business

Cardinal Communications, Inc is a “Developer of Connected Communities,” as such, we design, construct, and operate diversified communication systems. The systems include voice, video, internet, wireless, and video-on-demand services to customers in multiple dwelling units (MDU), newly constructed housing developments, commercial properties, and the hospitality industry. One of our divisions builds residential and commercial properties, insuring a steady stream of telecommunication customers. Another of our divisions concentrates on selling “land line” services on a prepaid basis. Our growth strategy includes obtaining as many telecommunications customers as we can. We intend to grow our customer base through internal growth whenever possible, but we may acquire customers by acquiring related businesses or properties. If operational cash flow is insufficient to fund this growth, we will attempt to raise capital throughout the year.

Certain Relationships and Related Transactions

We have certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes.

The following table sets forth the individual amounts totaling $4,622,273 due as of March 31, 2006 to related parties, and entities:

Name and Relationship	Amount	Interest	Due
		Rate	Date

Byron Young, Director and Shareholder	$1,000	0%	None
Ed Buckmaster (1)	150,000	0%	None
Jeffrey Fiebig, Director and Shareholder	120,640	16%	Dec ‘06
Thunderbird Management Limited Partnership, Shareholder	2,500,682	12%	Mar ‘11
Bob Searls, Director and Shareholder (2)	808,102	6%	May ‘33
Jantaq, Inc. (3)	303,058	0%	*
Investors and/or Partners in Sovereign Partners as a group	738,791	4-12%	Oct ‘06 -
			June ‘28
Total	$4,622,273

(1) The general partner of AEJM Enterprises Limited Partnership, Ed Buckmaster is a shareholder of the Company and Ed Garneau’s father-in-law.
(2) Mr. Searls is also the general partner of Searls Family LLLP which is a shareholder of the Company.
(3) A principal of Jantaq, Inc. John Weisman is the brother of one of our directors, David Weisman
(*) This debt is currently due and is being negotiated.

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

	Real Estate	Communications	Corporate	Total

Revenue	$3,352,487	$2,023,995	$-	$5,376,482
Comprehensive Net (Loss)	(288,299)	(398,758)	(1,484,285)	(2,171,342)
Interest (Expense)	(213,562)	(179)	(227,739)	(441,481)
Depreciation and Amortization	96,034	100,314	71,817	268,165
Assets	52,724,100	746,521	9,743,205	63,213,825

Current Sovereign Projects

Mountain View at West T-Bone Ranch, Greeley, Colorado

Mountain View at West T-Bone Ranch is a 21 acre multi-dwelling unit development located in southwest Greeley, Colorado with onsite amenities including a clubhouse with pool, hot tub, and fitness room. The completed project will have 215 units consisting of two-story flats with detached garages, along with 7-unit and 4-unit townhomes with attached garages. To date, 90 units have been sold with an average sale price of $138,890.

The Renaissance at Fox Hill, Greeley, Colorado

The Renaissance at Fox Hill is a 13 acre multi-dwelling unit development located in Greeley, Colorado. The completed project will contain 123 dwelling units consisting of two story stacked flats/carriage units with direct access garages and 4-unit townhomes with attached garages. To date, 48 units have been sold with an average sale price of $183,804.

Colony Ridge Condominiums, (Settler’s Chase) Thornton, Colorado

The Colony Ridge Condominiums are a mix of 4 three-story stacked flats over one level of underground parking with elevators, and 98 townhome-style residences on an 11.65 acre parcel in Thornton, Colorado. Colony Ridge at Settler’s Chase is the final phase in the master planned community of Settler’s Chase, located in Thornton, Colorado. To date, 26 units have been sold with an average sale price of $181,121.

SR Condominiums, Parker, Colorado

The SR Condominiums are a mix of two and three story stacked flats with detached garages marketed as Hunter’s Chase Condominiums in Parker, Colorado. The completed project will include 188 dwelling units situated on a 13 acre parcel and includes a clubhouse featuring an outdoor swimming pool and spa. To date, 26 units have been sold with an average sale price of $155,479.

Millstone at Clear Creek, Golden, Colorado

The Millstone at Clear Creek consists of three four-story condominium buildings each with a ground level parking structure located on an approximately 1.7 acre parcel in Golden, Colorado. The completed project will have 78 dwelling units. To date, 43 units have been contracted for with an average sale price of $292,232.

Sovereign Pumpkin Ridge, Greeley, Colorado

The Pumpkin Ridge development consists of 78 lots in the Pumpkin Ridge subdivision located in west Greeley, Colorado. The plan is to build single and two-story single family detached residences on each of the lots. To date, 17 units have been sold with an average sale price of $264,127

Settler’s Commercial Development, Thornton, Colorado

Settler’s Commercial Development is the commercial/retail component of a master planned community. This 3.8 acre parcel is the final phase of the Settler’s Chase subdivision to be developed and is located in Thornton, Colorado. Building construction began in December 2005, with delivery of space scheduled for summer 2006. 3 Margaritas Restaurants will anchor the site and negotiations with other tenants are ongoing.

Sovereign Parker Commercial, Parker, Colorado

Parker Commercial consists of 18.5 undeveloped commercial acres located within the downtown core of Parker, Colorado. This property is currently on the market for approximately $3.5 million.

Legacy of Shorewood, Shorewood (Milwaukee), Wisconsin

Legacy of Shorewood is a 40 unit condominium project in the Village of Shorewood, a suburb of Milwaukee. It is a single building, converted from its prior use as an assisted living facility, renovated and rebuilt into 40 individual condominiums. It is a 4-story structure with underground parking and elevator access. To date, 24 units have been sold with an average sales price of $231,234.

Riverplace Condominiums, Rochester, Minnesota

Riverplace Condominiums consists of 4 undeveloped commercial acres of land on the Zumbro River in Rochester, Minnesota. This property sold for $950,000 on May 3, 2006.

Stonegate Summit, Rochester, Minnesota

Stonegate Summit consists of approximately 20 acres of land on top of a hill in Rochester, Minnesota. 155 townhome and condominium units are planned for the site. Initial site grading has commenced, but infrastructure work is currently on-hold pending acceptable construction financing.

El Rio Country Club, Arizona

El Rio consists of approximately 640 acres of land dedicated to a gated community anchored by an 18-hole golf course. Sovereign Homes has been named one of the Preferred Builders for the 1600-home, master planned community project in northwest Arizona's Mojave Valley.

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2005 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2006, we incurred a net loss of $2,178,542 . As of March 31, 2006, Cardinal had an accumulated deficit of $74,568,515 . We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. These critical accounting policies are described in more detail under Item 6 in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Results of Operations

Three months Ended March 31, 2006 And 2005

Revenues

For the three months ended March 31, 2006 and 2005, Cardinal had revenue of $5,376,482 and $4,860,642 , respectively, an increase of $515,840 . This increase is primarily due to recording a full quarter of Sovereign Partners, LLC revenue in 2006 whereas we only had partial revenue for Sovereign Partners, LLC in 2005. The Company’s 2006 revenues are derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services, residential units, rental from commercial properties, fees from mortgage operations and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the three months ended March 31, 2006 and 2005, operating expenses were $2,888,044 and $3,261,560 , respectively, a decrease of $373,516 . We attribute this decrease to reduced professional and consulting fees. During the three months ended March 31, 2006, operating expenses consisted primarily of professional and consulting fees of $681,200 , of which $580,396 were paid in stock, salaries and commissions of $918,659 of which $343,548 were paid in stock, and other general and administrative expenses of $894,183 . The general and administrative expenses consisted of bad debt related to Get-A-Phone of $306,815 , rent expense of $115,203 , insurance expense of $82,116 and numerous small expenses.

Net Loss

For the three months ended March 31, 2006, we had a net loss of $2,178,542 or $0.006 per share. In the comparable period of the prior year, we had a net loss of $1,260,603 or $0.006 per share. The increase in net loss period over period is directly attributable to decreased revenues in our Connect Paging, Inc. d/b/a Get A Phone subsidiary and reduced margins in our Sovereign Partners, LLC subsidiary. We are increasing our marketing efforts at Get a Phone in an attempt to stimulate sales and we anticipate our margins to increase at Sovereign Partners once our Millstone at Clear Creek project begins closing sales.

Liquidity

Currently, we believe we have sufficient working capital, cash on hand and cash to be generated from operations, to continue current business operations indefinitely. For the three months ended March 31, 2006 our operations used $3,001,082 of cash and at March 31, 2006 we had cash on hand of $447,363 . As we grow we expect operations to continually use cash since our construction projects use a large portion of operational cash which is provided by construction lines of credit. As construction projects are finished and sold the construction lines of credit are satisfied and the projects provide profit and long term liquidity.

We anticipate that any additional capital needs will be met through financing transactions. We may also seek other sources of financing to fund operations, although we may not be successful in such efforts. We may not be able to secure adequate capital as necessary which would severely limit our ability to grow.

Cash Used in Operating Activities

During the three months ended March 31, 2006, our operations used cash of $3,001,082 compared to using $1,242,919 during the same period in 2005. For both the three months ended March 31, 2006 and March 31, 2005, the use of cash was a direct result of expanded construction projects. During the three months ended March 31, 2006, $137,343 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2005 we incurred accreted interest expense of $186,380 .

Cash Used in Investing Activities

During the three months ended March 31, 2006, we engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies including the acquisition of notes receivable, payable by Gala Vu for $1,107,450. The total value of capital investments for the period used $1,166,410 compared to a net cash gain for the same period in 2005 of $957,505 .

Cash Provided by Financing Activities

During the three months ended March 31, 2006, financing provided cash of $3,535,738 compared to $881,777 provided during the same period in 2005. The majority of our increased borrowings came from convertible loan agreements with ISP V, LLC and Thunderbird Management Limited Partnership. The balance of our increased borrowings came from debt collateralized by real estate and construction lines-of-credit.

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

We have incurred annual operating losses since our inception. As a result, at March 31, 2006, we had an accumulated deficit of $74,568,515 . Our gross revenues for the three months ended March 31, 2006 and 2005, were $5,376,482 and $4,860,642 with losses from operations of $1,608,962 and $786,619 and net losses of $2,178,542 and $1,260,603 respectively.

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

WE ARE DEPENDENT UPON LONG-TERM FINANCING. IF WE ARE UNABLE TO RAISE CAPITAL AS WE NEED IT, OUR OPERATIONS COULD BE JEOPARDIZED.

Our ability to implement our business plan and grow is dependent on raising a significant amount of capital. We have sustained our operations in large part from sales of our equity. We may not be able to successfully generate revenues or raise additional funds sufficient to finance our continued operations. In the long-term, failure to generate sufficient revenues or obtain financing would have a material adverse effect on our business and would jeopardize our ability to continue our operations.

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

WE HAVE SENIOR SECURED CONVERTIBLE DEBENTURES TOTALING $5,670,000 DUE IN 2006, COLLATERALIZED BY ALL OUR ASSETS. WE DO NOT HAVE THE FUNDS AVAILABLE TO PAY THESE DEBENTURES IF NOT CONVERTED INTO COMMON STOCK. IF THE DEBENTURES ARE NOT PAID OR CONVERTED, THE DEBENTURE HOLDERS COULD FORECLOSE ON OUR ASSETS.

We have entered into a series of private placements totaling $5,670,000 in senior secured debentures, convertible into common stock. If not converted, the debentures are due in July 2006 and December 2006. The debentures bear interest at rates from six percent (6%) to twelve percent (12%) and are collateralized by our assets. We do not currently have the funds to pay these debentures and we cannot assure you that we will have the funds to pay them on the due dates. If the debentures are not paid or converted, the debenture holders could foreclose on our assets.

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

In February 2005, we issued 35,000,000 shares of our common stock and 100,000 shares of our newly created Series B Convertible Preferred Stock in the acquisition of Sovereign Partners, LLC. The Series B Preferred Stock is convertible into our common stock at a conversion rate of one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock, in accordance with the Certificate of Designation. The Series B Preferred Stock has a liquidation preference ahead of the common stock in the event of any dissolution or winding up of our Company and is entitled to any dividends that may be declared from time to time by our Board of Directors.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At March 31, 2006, we had 142,667,477 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

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

OUR BUSINESS IS CYCLICAL AND IS SIGNIFICANTLY IMPACTED BY CHANGES IN GENERAL AND LOCAL ECONOMIC CONDITIONS.

Our Real Estate business is cyclical and is significantly impacted by changes in national and general economic factors outside of our control, such as short and long-term interest rates, the availability of financing for homebuyers, consumer confidence, which can be substantially affected by external conditions, including international hostilities, federal mortgage financing programs, and federal income tax provisions. The cyclicality of our business is also highly sensitive to changes in economic conditions that can occur on a local or regional basis, such as changes in housing demand, population growth, employment levels and job growth, and property taxes. Weather conditions and natural disasters such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions can harm our homebuilding business on a local or regional basis. Civil unrest can also have an adverse effect on our homebuilding business. Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on our homebuilding business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs. Rebuilding efforts underway in the gulf coast region of the United States following the destruction caused by the two devastating hurricanes there in the summer of 2005 may cause or exacerbate shortages of labor and/or certain materials. The difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction has even begun on their homes. In addition, some of the difficulties described above could cause some homebuyers to cancel their home purchase contracts altogether.

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

Our homebuilding business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, causing us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past. The mortgage brokering operations of Lighthouse Lending, LLC are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines which include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we materially violated any of the foregoing laws could have an adverse effect on our results of operations.

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

PART II- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Cardinal Communications, Inc. (the “Company”) is a defendant in a proceeding styled Exceleron Software, Inc. v. Cardinal Communications, Inc., Cause No. DV05-8334-J, filed in the Dallas County, Texas District Court on August 22, 2005. On May 5, 2006, the parties reached an agreement to settle the matter and dismiss the case, with prejudice. The Company will pay Exceleron a total of $47,500 in full satisfaction of all claims and has recorded a liability of the same amount in connection with the settlement.

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

The Company is a defendant in an arbitration proceeding styled Douglas O. McKinnon v. Cardinal Communications, Inc. pending before the American Arbitration Association in Denver, Colorado. The demand for arbitration was filed on July 29, 2005. Mr. McKinnon is seeking $360,000, representing two years salary pursuant to an employment agreement with the Company. The parties have reached an agreement in principal to settle the claim for $242,000 payable in stock over the course of one year. The parties are in the process of finalizing the settlement documents and, once complete, will record a liability of the same amount in connection with the settlement.

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

Colorado River KOA, LLC (“CRKOA”), a subsidiary of the Company, has been sued by WHR Properties, Inc. in a case styled WHR Properties, Inc. v. Colorado River KOA, LLC and is currently pending in Gunnison County District Court in Colorado. The action was filed on March 17, 2006 and alleges breach of an agreement for the purchase of real property and seeks specific performance of the alleged contract and, alternatively, an unspecified claim for damages. On March 22, 2006, the Gunnison County District Court entered an order enjoining the sale of the property to any third party. CRKOA disputes the allegations and intends to vigorously defend the action. The parties are currently engaged in settlement negotiations. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

Sovereign Companies, LLC and Sovereign Developments, LLC, (collectively “Sovereign”), wholly owned subsidiaries of the Company, have been sued by Jech Excavating, Inc. in a case styled Jech Excavating, Inc. v. Riverplace Condominiums, LLC et al., Case No. 55-CV-06-2-28 pending in Olmstead County District Court in Minnesota. The action was filed on February 22, 2006 and alleges breach of contract under a promissory note relating to the performance of excavating work at the Riverplace development. The action also asserts a claim against Mr. Garneau individually. The Plaintiff is seeking damages of $664,000 together with interest and attorney’s fees. The parties reached a settlement whereby Sovereign paid Jech Excavating $638,000 in settlement of the claims which funds were derived from the sale of the Riverplace property. The parties are in the process of finalizing the settlement and dismissal papers.

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

The Company is a defendant in a proceeding styled Jantaq, Inc. v. Cardinal Communications, Inc., Case No. BC350688, filed in the Los Angeles County Superior Court on April 13, 2006. The complaint alleges breach of contract and fraud claims against the Company and seeks $300,000 in damages together with interest and attorney’s fees. The Company intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	(a) Securities Issued. In January 2006; 1,000,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Equitrend Advisors, LLC.

(c) Consideration. Such shares were issued pursuant to a services purchase agreement.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

2.	(a) Securities Issued. In January 2006; 2,370,360 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Kenneth Miller.

(c) Consideration. Such shares were issued pursuant to consideration for loan guarantees.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

3.	(a) Securities Issued. In January 2006; 193,180 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin Buckmaster.

(c) Consideration. Such shares were issued pursuant to consideration for loan guarantees.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

4.	(a) Securities Issued. In January 2006; 8,980,360 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edouard Garneau.

(c) Consideration. Such shares were issued pursuant to consideration for loan guarantees.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

5.	(a) Securities Issued. In January 2006; 170,450 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Paul Garneau.

(c) Consideration. Such shares were issued pursuant to consideration for loan guarantees.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

6.	(a) Securities Issued. In January 2006; 125,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffrey Fiebig.

(c) Consideration. Such shares were issued pursuant to consideration for loan guarantees.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

7.	(a) Securities Issued. In January 2006; 6,810 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Craig Cook.

(c) Consideration. Such shares were issued pursuant to consideration for loan guarantees.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

8.	(a) Securities Issued. In February 2006; 9,974,288 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Michael Blank.

(c) Consideration. Such shares were issued pursuant to satisfy a Settlement Consultant Program.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

9.	(a) Securities Issued. In February 2006; 15,372,015 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin Buckmaster.

(c) Consideration. Such shares were issued pursuant to satisfy a Settlement Consultant Program.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

10.	(a) Securities Issued. In February 2006; 47,743,590 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to AEJM Enterprises Limited Partnership.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable in the amount of $700,000.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

11.	(a) Securities Issued. In March 2006; 357,143 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Steven Basmajian.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Private Placements

Subsequent to the quarter ended March 31, 2006, the Company has entered into a series of private placements for restricted securities totaling $550,000. Under the terms of the private placement Subscription Agreements, accredited investors were offered (restricted) common stock at a rate of $0.015 per share for a minimum investment of $50,000.

Converted Senior Secured Debentures

Subsequent to the quarter ended March 31, 2006, the Company has entered into certain agreements to convert $45,000 of Senior Secured Debentures into shares of the Company’s common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.		DESCRIPTION

(1)	3.1	Articles of Incorporation of Registrant.

(6)	3.2	Bylaws of Registrant, as amended April 20, 2005.

(3)	3.5	Articles of Amendment to Articles of Incorporation of Registrant.

(4)	3.6	Articles of Amendment to Articles of Incorporation of Registrant.

(8)	3.7	Certificate of Designation of Series A Convertible Preferred Stock.

(6)	3.8	Certificate of Designation of Series B Convertible Preferred Stock.

(7)	3.9	Articles of Amendment to Articles of Incorporation of Registrant.

(2)	4.1	Specimen Common Stock Certificate.

(5)	4.2	Specimen Series A Preferred Stock Certificate.

(5)	4.3	Specimen Series B Preferred Stock Certificate.

EXHIBIT NO.		DESCRIPTION

(6)	21.1	Subsidiaries of Registrant.

#	31.1	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of President and CEO.

#	31.2	Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of Principal Accounting Officer.

#	32.1	CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 of CEO and Principal Accounting Officer.

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

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.

(4) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999.

(5) Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 and amended on April 6, 2005.

(6) Incorporated by reference from Registrant’s Report on Form 10-QSB filed with the SEC on June 3, 2005.

(7) Incorporated by reference from Registrant’s Report on Form 10-QSB filed with the SEC on August 18, 2005.

# Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2006	CARDINAL COMMUNICATIONS, INC.

By: /S/ Edouard A. Garneau
Edouard A. Garneau
Chief Executive Officer