Form 10QSB
period 2006-06-30
CARDINAL COMMUNICATIONS, INC
filed 2006-08-22
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________
Commission file number 001-15383

CARDINAL COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

 NEVADA          91-2117796
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

11101 120th AVENUE, SUITE 400, BROOMFIELD, COLORADO 80021
(Address of principal executive offices)

(303) 285-5379
(Issuer’s telephone number)
_______________________________________________________
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

As of August 10, 2006, there were 516,984,689 shares of the issuer’s outstanding common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Special Note Regarding Forward-Looking Statements

This Form 10-QSB and other reports filed by Cardinal Communications, Inc. (the "Registrant" or the “Company”) from time to time with the Securities and Exchange Commission (collectively the "Filings") contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Registrant's management as well as estimates and assumptions made by the Registrant's management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative if these terms and similar expressions as they relate to the Registrant or the Registrant's management identify forward looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Registrant's industry, operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

PART I - Financial Information

Item 1. Financial Statements

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
June 30, 2006 (UNAUDITED)

ASSETS
(Substantially pledged)

Cash and cash equivalents	$618,903
Marketable securities	800
Accounts receivable, net	338,833
Notes receivable - net of $1,168,606 discount	950,778
Other receivables, net	423,966
Unamortized financing costs	60,608
Deposits and prepaid expenses	987,116
Property and equipment, net	1,417,976
Real estate and land inventory	49,602,244
Deferred Costs of Goods Sold	2,625,013
Intangibles, net	6,725,813
Other assets	373,378
Assets held for sale	202,193

Total Assets	$64,327,621

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
June 30, 2006 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$5,455,793
Accrued expenses and other liabilities	3,719,982
Deferred revenue	3,507,263
Land and construction loans	35,716,691
Related party debt	4,552,054
Notes payable, net of $49,319 debt discount	10,496,823
Liabilities of assets held for sale	1,060,249

Total Liabilities	64,508,855

Commitments and Contingencies

Stock Committed	1,216,880

Minority Interest	2,348,309

Stockholders' equity (deficit):
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 6,750	1
Series B Convertible Preferred stock; issued and outstanding 350,000	35
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
507,304,115	50,730
Additional paid-in capital	73,903,083
Deferred consulting	(106,667)
Other comprehensive (loss)	(12,000)
Accumulated (deficit)	(77,581,605)

Total Stockholders' Equity (Deficit)	(3,746,423)

Total Liabilities and Stockholders' Equity (Deficit)	$64,327,621

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005 (Restated)	2006	2005 (Restated)
REVENUES
Revenues	$5,687,714	$4,833,328	$8,800,338	$7,213,519
Gain on disposition of real estate	1,761,146	-	1,761,146	-
Cost of sales	(5,480,074)	(3,322,774)	(7,884,740)	(4,516,357)
Gross profit	1,968,786	1,510,554	2,676,744	2,697,162

OPERATING EXPENSES
Depreciation and amortization	203,042	364,888	463,569	688,567
Asset impairment	168,875	-	253,941	-
Accounts Payable Settlements	13,652	-	13,652	-
Professional fees	421,654	1,101,439	1,067,515	1,917,865
Rent	157,690	116,599	304,751	168,126
Salaries and commissions	844,429	1,376,057	1,477,766	1,987,581
Selling, general and administrative	402,712	511,745	703,551	869,410
Total operating expenses	2,212,054	3,470,728	4,284,745	5,631,549

INCOME (LOSS) FROM OPERATIONS	(243,268)	(1,960,174)	(1,608,001)	(2,934,387)

OTHER INCOME (EXPENSE)
Other income (expense)	274,612	(19,546)	198,069	(29,600)
Accretion of interest (expense) on convertible debt	(94,741)	(186,381)	(232,084)	(372,761)
Gain (loss) on disposition of assets	-	-	12,970	(25,764)
Interest (expense)	(510,509)	(270,748)	(951,809)	(429,446)
Total other (expense)	(330,638)	(476,675)	(972,854)	(857,571)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(573,906)	(2,436,849)	(2,580,855)	(3,791,958)

(Income)/loss attributable to minority interest	83,054	87,657	158,562	(1,881)

(LOSS) FROM CONTINUING OPERATIONS	$(490,852)	$(2,349,192)	$(2,422,293)	$(3,793,839)

Income (loss) from discontinued operations	$(2,001,649)	$(24,343)	$(2,220,749)	$159,700

NET (LOSS) BEFORE COMPREHENSIVE (LOSS)	$(2,492,501)	$(2,373,535)	$(4,643,042)	$(3,634,139)

OTHER COMPREHENSIVE (LOSS)
Unrealized holding (loss)	(19,200)	(551,200)	(12,000)	(551,200)

COMPREHENSIVE (LOSS)	$(2,511,701)	$(2,924,735)	$(4,655,042)	$(4,185,339)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.001)	$(0.009)	$(0.006)	$(0.016)

Income/(loss) from discontinued operations	$(0.004)	$(0.000)	$(0.005)	$0.001

Net (loss)	$(0.005)	$(0.009)	$(0.011)	$(0.015)

Weighted average number of shares outstanding	483,574,680	250,738,586	430,496,840	234,745,683

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2006	2005 (Restated)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before comprehensive (loss)	$(4,643,042)	$(3,634,139)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	463,569	688,567
Stock issued for consulting, fees and compensation	1,329,341	2,549,882
Stock options issued for consulting services	0	0
Stock committed for expenses	60,828	-
Accretion of interest expense on convertible debt	232,084	372,761
Minority interest loss of subsidiaries attributable to parent	(248,174)	30,672
Income (loss) attributable to minority interest	(158,562)	1,881
(Gain) Loss on sale of assets	(12,990)	25,764
Asset impairment	89,393	-
(Gain) loss from discontinued projects	33,569	-

Changes in Operating Assets and Liabilities:
Accounts receivable	115,838	(188,553)
Financing costs	-	210,809
Accounts payable	3,129,551	1,474,308
Accrued expenses and other liabilities	(49,088)	730,424
Deferred revenue	882,278	1,013,555
Other assets and liabilities	49,250	(57,325)
Real estate and land inventory	(3,758,181)	(1,202,006)
Deferred Costs of Goods Sold	(835,319)	(621,354)
Net cash provided by (used in) continuing operations	(3,319,655)	1,395,246

Net cash provided by (used in) discontinued operations	2,225,833	(264,347)
Net cash from operations	(1,093,822)	1,130,899

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	(52,581)	(622,475)
Marketable securities	-
Cash paid for acquisition	-	(294,765)
Issuance of note receivable	(1,052,560)	-
Purchases of intangibles & other assets	(6,000)	(64,414)
Cash acquired through acquisition	-	1,352,147
Proceeds from sale of assets	13,474	9,284
Net cash provided by (used in) investing activities	(1,097,667)	379,777

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from issuances of common stock	550,000	-
Proceeds from notes payable	10,149,879	7,465,569
Proceeds from related party notes payable	1,117,500	3,127
Payments on notes payable	(10,021,606)	(8,647,297)
Payments on related party notes payable	(22,011)	44,585
Collections on subscriptions receivable	-	-
Contributions by minority interest members	-	-
Investment by minority interest members	52,021	-
Net cash provided by (used in) financing activities	1,825,783	(1,134,016)

Net increase (decrease) in cash	(365,706)	376,660
Cash and cash equivalents, beginning of period	984,609	480,122
Cash and cash equivalents, end of period	$618,903	$856,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$682,928	$225,444
Stock issued for acquisition of assets	$-	$5,705,000
Stock issued for satisfaction of debt	$1,387,931	$126,125

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

Six Months Ended June 30 2006

In the first quarter of 2006, the Company issued 12,552,131 shares under various consulting agreements, which shares were valued at $236,939; however $9,500 of this expense was recorded as deferred consulting. Additionally, $22,340 of amortized deferred consulting was recognized during this period. In the second quarter of 2006, the Company issued 10,001,790 shares under various consulting agreements, which shares were valued at $160,992. Additionally, $14,003 of amortized deferred consulting was recognized during this period as consulting expense.

In the first quarter of 2006, the Company issued 841,750 shares to an outside director for committee services performed, which shares were valued at $15,000. In the second quarter of 2006, the Company issued 1,751,000 shares to an outside director for committee services performed, which shares were valued at $30,000.

In the first quarter of 2006, the Company issued 17,414,989 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $328,549. In the second quarter of 2006, the Company issued 19,764,010 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $308,205.

In the first quarter of 2006, the Company issued 4,090,920 shares under two consulting agreements for legal services, which shares were valued at $70,000. In the second quarter of 2006, the Company issued 10,876,980 shares under two consulting agreements for legal services, which shares were valued at $205,000; however $160,000 of this expense was recorded as deferred consulting. Additionally, $40,000 of amortized deferred consulting was recognized as legal fees during this period.

Six Months Ended June 30 2005 (Restated)

In the first quarter of 2005 (restated), the Company issued 13,656,959 shares under various consulting agreements, which shares were valued at $1,160,713. Additionally, $8,750 of amortized deferred consulting was recognized during this period. In the second quarter of 2005 (restated) the Company issued 20,815,500 shares under various consulting agreements, which shares were valued at $1,182,901; however $65,190 of this expense was recorded as deferred consulting. Additionally, $8,750 of amortized deferred consulting was recognized during this period.

In the second quarter of 2005 (restated), the Company issued 1,142,625 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $67,126.

In the second quarter of 2005 (restated) the Company issued 4,166,667 shares pursuant to a debt settlement agreement. The shares issued were valued at $245,833: $119,708 was recorded as consulting fees and $126,125 was recorded as debt settlement.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30 2006 AND 2005 (Restated)
(UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of June 30 2006 and for the Six Months ended June 30 2006 and 2005 (restated), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Cardinal Communications, Inc. and subsidiaries (“Company”), and include the accounts of the Company and all of its subsidiaries.

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

Certain reclassifications and adjustments may have been made to the categories presented in the financial statements for the comparative period of the prior fiscal year to conform to the 2006 presentation. The Company also reclassed cash paid for Investment in EMT to Issuance of note receivable on the Statement of Cash flows from the prior interim period (please see note 6 Acquisitions, Purchase and Exchange Agreement, for more details of this transaction). The Company also reclassed an amount of income from discontinued operations that was netted in other income (expense) on the income statement from the prior interim period to Income (loss) from discontinued operations. Please see Assets Held for Sale and Discontinued Operations under Note 2 for more details. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the Company had recognized $2,041,670 in sales for December 31, 2005 and $1,050,000 in sales for June 30, 2005. Please see Correction of an Error in Previously Issued Financial Statements under Note 3 for more details.

Going Concern

As of December 31, 2005 and June 30, 2006 the Company has experienced recurring losses and, as a result, there exists substantial doubt about its ability to continue as a going concern. For the Six Months ended June 30 2006, the Company incurred a net loss of $4,643,042. As of June 30 2006, Cardinal had an accumulated deficit of $77,581,605 . The Company actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event it cannot continue in existence. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 2. Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and all majority owned and/or controlled subsidiaries. At June 30, 2006, the Company has recorded minority interest of $2,348,309 representing third party ownership of the entities not wholly owned by the Company. Sovereign Partners, LLC, a wholly owned subsidiary of the Company, consolidates all operations of its subsidiaries due to a controlling financial interest or a controlling management interest in these subsidiaries. Currently the Company is formally dissolving Usurf Communications, Inc., Usurf TV, Inc. Pinnacle T-Bone, LLC and Patio Homes at T-Bone Ranch, LLC. As the Company finalizes construction projects, certain other entities will be dissolved in 2006. The Company is actively trying to sell its subsidiary Connect Paging, Inc. d/b/a Get A Phone and subsequently has recorded the associated assets and liabilities as held for sale and the operating results are included in discontinued operations. Please see Assets Held for Sale and Discontinued Operations below for more details.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year; however no employee options have been granted nor vested in 2006.

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

For the mortgage brokerage operations, the Company only acts as an agent to place mortgages with third parties. The Company recognizes revenue on fees received from the mortgage lenders on the day the loan is closed, which is also the day the Company receives payment. The Company receives a percentage of the loan closing by the third party sponsor based on the interest rate charged to the consumer. The Company also recognizes loan origination fees from borrowers at closing.

The Company recognizes revenue from non-development construction consulting service activities when performed and there are no remaining service obligations.

The Company charges telephony, video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold. The Company bills monthly for voice (telephone) services in advance and generally receives payments during the month in which the services are provided.

Deferred Revenue

The Company recognizes revenues in the period in which the earnings process is complete with no future obligations to be performed by the Company. Revenues collected in advance of the earnings process must be recorded as deferred revenues, a liability account, for financial statement purposes. Deferred revenue at June 30, 2006 and 2005 (restated) were $3,507,263 and $1,058,780 respectively.

Components of Deferred Revenue at June 30, 2006

Deferred Revenue from Real Estate Sales	$2,827,650
Deferred Revenue from Management Fees	644,931
Deferred Revenue from Communications Sales	34,682
Total Deferred Revenue	$3,507,263

Deferred Costs of Goods Sold

The Company sells real estate inventory for which sales can not be recognized until all foreseeable obligations are satisfied. Inventory that is sold, but has not completed the earnings process is recorded as deferred costs of goods sold. If future expenses are anticipated at the time the inventory is sold, these costs are accrued at the time of the sale. Deferred costs of goods sold at June 30, 2006 and 2005 (restated) were $2,625,013 and $621,354 respectively.

Leasing Previously Sold Units

The Company has entered into a series of agreements to sell residential units and leased them back. These units are used for marketing purposes as model units. The revenue for these units is recognized at the time of sale of these units and the monthly rent expense is recognized expensed in the period incurred. Generally, the Company enters into one year lease agreements for these units, and the buyers have the right to sell the units during the lease period.

The Company has also entered into a series of agreements to sell residential units and leased them back which the Company then holds for sale. The Company does not retain any ownership interest in these units. The sale of these units reduce commitments on construction lines of credit. Generally, the Company enters into one year lease agreements for these units, but the buyers have the right to sell the units during the lease period. The Company records the costs of these sales as deferred costs of goods sold until the unit is sold to another party. The revenue for these units is recognized as deferred revenue at the time of the sale. The Company then recognizes the revenue and corresponding costs of goods sold once the obligations of the Company are fully satisfied.

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

Classifications of property and equipment and accumulated depreciation were as follows at June 30, 2006:

Airplane and vehicles	$605,012
Furniture	300,651
Data Hardware	109,831
Equipment	1,453,630
Leasehold improvements	46,565
Rental real estate	423,278
2,938,967

Less accumulated depreciation	(1,520,991)
Net property and equipment	$1,417,976

For the six months ending June 30, 2006 and 2005 (restated), the Company recognized $350,729 and $261,404 of depreciation expense, respectively.

In June the company sold the developed real estate in its wholly owned subsidiary, Colorado River KOA, LLC. The company had developed these assets for sale; however the company has been leasing and receiving rental income from these facilities while holding the property for sale. Historically these developed assets were held as buildings and developments properties. The Company received $3,000,000 for the sale of these assets and recorded a gain on disposition of real estate for the assets of $1,761,146.

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

Major components of inventory at June 30 2006 were:

Residential/Commercial units under construction	$30,627,875
Land under development	18,974,369

Total real estate and land inventory	$49,602,244

The Company also leases back units it has sold for use as model units (marketing tools). The monthly rental expense is recorded in the period incurred.

Bad Debt

The Company estimates the amount of uncollectible accounts receivable and records an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance. At June 30 2006 the Company does not have a bad debt allowance.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 Goodwill and Other Intangible Assets and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company at December 31, 2005 evaluated its goodwill for impairment and determined the fair value of its goodwill exceeded the book cost. However, due to an unexpected downturn in the Texas communications market, the Company decided to retest the goodwill associated with Connect Paging, Inc. The Company determined through this process that all of the goodwill associated with Connect Paging, Inc. d/b/a Get A Phone should be impaired as of June 30, 2006. The Company has recorded an impairment charge in the income (loss) of discontinued operations of $1,820,824 - extinguishing the Get A Phone goodwill asset. Please see Assets Held for Sale and Discontinued Operations below for more details.

Intangibles

Classification of intangible assets and accumulated amortization at June 30 2006 were as follows:

Description
Customer base	$133,313
Goodwill	6,688,207
Totals	6,821,520
Accumulated amortization	(95,707)
Intangibles, net	$6,725,813

For the Six Months ended June 30 2006 and 2005 (restated), the Company recognized $112,840 and $427,163 of amortization expense, respectively.

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

Investment in EMT

In February, 2006, the Company received 46,000,000 shares of Entertainment Media and Telecoms Corporation, Australian Stock Exchange code “ETC”. Our basis in these shares was valued at $87,924 US Dollars and $339,618 was recorded as a reduction to the Note Receivable from GalaVu while $251,694 was recorded as a reduction to the GalaVu Receivable Discount. In April, 2006, the Company received 7,250,000 shares of Entertainment Media and Telecoms Corporation, Australian Stock Exchange code “ETC”. Our basis in these shares was valued at $13,858 US Dollars and $53,527 was recorded as a reduction to the Note Receivable from GalaVu while $39,669 was recorded as a reduction to the GalaVu Receivable Discount. The GalaVu transaction is described in further detail under Note 6. Acquisitions.

Marketable Securities and Comprehensive Income

At June 30 2006, the Company was holding 1,000 shares of EATware Corporation stock (OTCBB: EATW) and the market value of the shares was $800, while the book value of the shares was $12,800 as of December 31, 2005 (restated). At December 31, 2005 the stock held was 4,000,000 shares of ZKID Network Company (OTCBB: ZKID), subsequently in 2006 ZKID Network Company renamed itself to EATware Corporation (OTCBB: EATW) and executed a 4,000:1 reverse stock split.

Note 3. Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $2,041,670 in sales for December 31, 2005 and $1,050,000 in sales for June 30, 2005. Accordingly, certain historical transactions have been reclassified on the financial statements as of June 30, 2006 and 2005. To correct this error, the Company will restate its previously filed quarterly financial statements for the first three quarters of 2005, the previously filed financial statements of and for the year ended December 31, 2005, and its previously filed quarterly financial statements for the first quarter of 2006.

The accompanying tables reconcile the Company's results of operations for the year ended December 31, 2005 and the Company's financial position as of December 31, 2005, both previously reported in the Company's 2005 Annual Report on Form 10-KSB, to the restated financial statements.

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$19,301,897	$(2,041,670)	$17,260,227
Cost of Sales	(16,208,757)	1,854,910	(14,353,847)
Gross Profit	3,093,140	(186,760)	2,906,380

Total operating (expenses)	(12,305,839)	(201,211)	(12,507,050)

Total other (expense)	(2,067,209)	0	(2,067,209)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(11,279,908)	(387,971)	(11,667,879)

(Income)/loss attributable to minority interest	565,792	160,621	726,413

(LOSS) FROM CONTINUING OPERATIONS	(10,714,116)	(227,350)	(10,941,466)

Income (loss) from discontinued operations	$(511,162)	$(0)	$(511,162)

NET (LOSS)	$(11,225,278)	$(227,350)	$(11,452,628)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.04)	$(0.00)	$(0.04)

Income/(loss) from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Net (loss)	$(0.04)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	258,985,141	258,985,141	258,985,141

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$59,875,996	$0	$59,875,996
Deferred Costs of Goods Sold	0	1,789,694	1,789,694

Total Assets	$59,875,996	$1,789,694	$61,665,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$53,320,106	$0	$53,320,106
Accrued expenses and other liabilities	3,681,711	135,996	3,817,707
Deferred revenue	583,315	2,041,670	2,624,985

Total Liabilities	57,585,132	2,177,666	59,762,798

Commitments and Contingencies
Stock Committed	2,804,837	0	2,804,837
Minority Interest	2,542,406	(160,621)	2,381,785

Stockholders' equity (deficit):
Unchanged Equity	69,333,594	0	69,333,594
Accumulated (deficit)	(72,389,973)	(227,351)	(72,617,324)

Total Stockholders' Equity (Deficit)	(3,056,379)	(227,351)	(3,283,730)

Total Liabilities and Stockholders' Equity (Deficit)	$59,875,996	$1,789,694	$61,665,690

The accompanying tables reconcile the Company's results of operations for the six months ended June 30, 2005 and the Company's financial position as of June 30, 2005, both previously reported in the Company's 2005 Quarterly Report on Form 10-QSB, to the restated financial statements.

For the Six Months Ended June 30, 2005	As Reported in 2005 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$8,263,519	$(1,050,000)	$7,213,519
Cost of Sales	(5,146,796)	630,439	(4,516,357)
Gross Profit	3,116,723	(419,561)	2,697,162

Total operating (expenses)	(5,622,463)	(9,086)	(5,631,549)

Total other (expense)	(857,571)	0	(857,571)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(3,363,311)	(428,647)	(3,791,958)

(Income)/loss attributable to minority interest	(210,990)	209,109	(1,881)

(LOSS) FROM CONTINUING OPERATIONS	(3,574,301)	(219,538)	(3,793,839)

Income (loss) from discontinued operations	$159,700	$-	$159,700

NET (LOSS)	$(3,414,601)	$(219,538)	$(3,634,139)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.02)	$(0.00)	$(0.01)

Income/(loss) from discontinued operations	$0.00	$0.00	$0.00

Net (loss)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	234,745,683	258,985,141	258,985,141

For the Six Months Ended June 30, 2005	As Reported in 2005 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$61,570,415	$0	$61,570,415
Deferred Costs of Goods Sold	0	621,353	621,353

Total Assets	$61,570,415	$621,353	$62,191,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$50,424,224	$0	$50,424,224
Accrued expenses and other liabilities	1,938,622	0	1,938,622
Deferred revenue	8,780	1,050,000	1,058,780

Total Liabilities	52,371,626	1,050,000	53,421,626

Commitments and Contingencies
Stock Committed	2,037,750	0	2,037,750
Minority Interest	3,976,806	(209,109)	3,767,697

Stockholders' equity (deficit):
Unchanged Equity	67,763,528	0	67,763,528
Accumulated (deficit)	(64,579,295)	(219,538)	(64,798,833)

Total Stockholders' Equity (Deficit)	3,184,233	(219,538)	2,964,695

Total Liabilities and Stockholders' Equity (Deficit)	$61,570,415	$621,353	$62,191,768

Note 4. Assets held for sale

Assets Held for Sale and Discontinued Operations

In June, 2006, the Company’s Board of Directors decided to seek a buyer of the Company’s wholly owned subsidiary Connect Paging, Inc. d/b/a Get A Phone. Pursuant to SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to assets held for sale and liabilities of assets held for sale and loss from discontinued operations. The cash flows have also been reclassified for all periods presented. The Company expects to sell Get A Phone within the next 12 months. After the completion of the sale, the Company will not have any significant continuing involvement in Get A Phone’s operations.

The sales price the Company’s Board of Directors is seeking is in excess of the carrying value of these assets and liabilities and therefore no adjustment to the carrying value has been made. However, due to the downturn in the Company’s Texas communications market, the Company retested the goodwill associated with Get A Phone. The Company determined through this process that goodwill associated with Get A Phone should be impaired as of June 30, 2006. Pursuant to SFAS 142 Goodwill and Other Intangible Assets, the Company has included an impairment charge of $1,820,824 in the loss from discontinued operations.

The major classes of Assets Held for Sale and Liabilities of assets held for sale are as follows:

Assets:

Cash	$43,161
Trade accounts receivable	81,619
Prepaid expenses and deposits	11,976
Net Property, Plant and Equipment	65,437
$202,193

Liabilities:

Trade Payables	$859,526
Accrued Liabilities	44,000
Deferred Revenue	66,362
Total Salaries and Wages Payable	31,606
Total Sales Tax Payable	58,755
$1,060,249

The following table details financial information included in the loss from discontinued operations:

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
Discontinued Operations of Connect Paging, Inc. d/b/a Get A Phone
RESULTS OF DISCONTINUED OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

REVENUES
Revenues	$1,572,902	$2,107,327	$3,456,760	$4,587,778
Cost of sales	(888,620)	(1,118,863)	(2,054,435)	(2,310,981)
Gross profit	684,282	988,464	1,402,325	2,276,797

OPERATING EXPENSES
Depreciation and amortization	7,638	15,582	15,276	30,779
Asset impairment	1,820,824	-	1,820,824	-
Professional fees	49,833	68,790	85,171	245,695
Rent	12,008	14,913	27,332	27,187
Salaries and commissions	244,231	376,263	529,553	646,192
Selling, general and administrative	487,993	540,979	1,081,334	1,167,414
Total operating expenses	2,622,527	1,016,527	3,559,490	2,117,267

(LOSS) FROM OPERATIONS	(1,938,245)	(28,063)	(2,157,165)	159,530

OTHER INCOME (EXPENSE)
Other income (expense)	(63,255)	3,720	(63,255)	170
Interest (expense)	(149)	-	(329)	-
Total other (expense)	(63,404)	3,720	(63,584)	170

NET INCOME (LOSS)	$(2,001,649)	$(24,343)	$(2,220,749)	$159,700

The accompanying notes are an integral part of these statements.

Note 5. Financing Transactions

Private Placements

In the second quarter of 2006, the Company entered into private placements consisting of two subscription agreements for restricted securities totaling $550,000. Under the terms of the private placement Subscription Agreements, accredited investors were offered restricted, common stock at a rate of $0.015 per share for a minimum investment of $50,000.

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

Senior Secured Debt and Notes Payable

In the second quarter of 2006 the Company converted $70,000 of Senior Secured Debentures into shares of the Company’s common stock at a rate of $0.025 pursuant to the Convertible Loan Agreements associated with those debentures.

At June 30 2006, the Company has secured notes totaling $10,546,142 with debt discount of $49,319 netted against the balance resulting in the secured notes payable balance of $10,496,823 . All of these notes are secured by assets of the Company. Interest rates range from 6% to 12% and have Maturity Dates from April 2006 through January 2008 with one exception with a maturity in February 2020. As of June 30 2006 the senior secured debt and notes payable outstanding amounts range from $50,000 to $2,025,000 utilizing fourteen different lenders. Currently the Company is in default on five senior secured notes totaling $5,923,906 in arrearage. These notes are held by two different lenders and the Company is actively working to renegotiate the terms of these notes. More details may be found in this report Part II Item 3. Defaults upon senior securities.

Debt Collateralized by Real Estate and Construction Lines-of-Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At June 30 2006 the aggregate borrowings under the lines-of-credit totaled $20,279,614. Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by the individual members of each development entity or an officer of the Company. Interest rates range from 8.82% to 10.25%, and have maturity dates ranging from May 2006 through February 2007, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of June 30 2006, the construction lines-of-credit outstanding amounts range from $14,951 to $3,733,928, utilizing eight different lenders

Through the Company’s subsidiary Sovereign Partners, LLC the Company has debt collateralized by real estate. These notes payable totaled $15,437,077 at June 30 2006. Interest rates range from 7.5% to 9.75%, and have maturity dates ranging from May 2006 through December 2011. As of June 30 2006, the notes payable outstanding amounts range from $588,907 to $2,501,414, utilizing seven different lenders.

Currently the Company is in default with two creditors on two debts collateralized by construction and real estate totaling $4,352,850. These notes are both specifically related to the SR Condominium project located in Parker, Colorado. The Company is actively working to renegotiate the terms of these notes. More details may be found in Part II Item 3. Defaults upon senior securities.

Related Party Debt

Thunderbird Management Limited Partnership

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

The Convertible Loan Agreement consolidates for certain purposes the Prior Notes and a third, new note (described in the next section, below) in the original principal amount of $998,000 (collectively, the “Thunderbird Notes”). The total principal amount owed under the Thunderbird Notes is $2,500,000, the “Principal Amount”.

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

AEJM Enterprises Limited Partnership

During 2006 the Company converted $700,000 of related party debt to AEJM Enterprises Limited Partnership into restricted shares of the Company’s common stock at a rate of $0.0147. A member of the Company’s Board of Directors and the Company’s Chief Executive Officer, Edouard A. Garneau, is related (as son-in-law) to the General Partner of AEJM Enterprises Limited Partnership. Mr. Garneau did not participate in the vote by Cardinal’s Board of Directors approving the note conversion. The remaining members of Cardinal’s Board of Directors voted unanimously to approve the debt conversion.

Related Party Debt Summary

The Company has related party debt of $4,552,054 at June 30 2006, utilizing ten different related parties. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from October 2006 through January 2008, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of June 30 2006, the related party debts outstanding amounts range from $25,000 to $998,000.

Note 6. Acquisitions

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

In addition, provisions in the License grant Cardinal the right, but not the obligation, to purchase products incorporating or comprising the GalaVu Technology from GalaVu (the “Purchased Products”). Cardinal pays only the actual costs of manufacturing and shipping the Purchased Products to Cardinal (or as directed by Cardinal); GalaVu shall not be entitled to any mark-up or profit on such products for the first 5,000 units of such products (the “Initial Units”). Orders for any products in excess of the Initial Units shall be marked-up by the lowest amount charged by GalaVu to any of its customers or partners.

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

The parties to the License acknowledge and agree that the License does not create a fiduciary relationship among or between them; that each shall remain an independent business; and that nothing in the License is intended to constitute either party as an agent, legal representative, subsidiary, joint venture, partner, employee or servant of the other for any purpose whatsoever.

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

The Debt is secured by the (a) Pledge Agreement between Entertainment Media & Telecoms Corporation (Canada), Inc., (registered in Canada) (“EMT (Canada)”), and Rentworks Limited dated June 30 2006; (b) Security Agreement between EMT (Canada) and Rentworks Limited dated June 302006; (c) Security Agreement between GalaVu and Rentworks Limited dated June 30 2006; (d) Guaranty between EMT (Canada), Inc., and Rentworks Limited dated June 30 2006; and (e) Guaranty between GalaVu and Rentworks Limited dated June 30 2006.

Interested Director

A member of the Company’s Board of Directors at the time of the transaction, David A. Weisman, and certain entities affiliated with Mr. Weisman are shareholders of GalaVu’s parent corporation, Entertainment Media & Telecoms Corporation Limited. Mr. Weisman did not participate in the vote by Cardinal’s Board of Directors approving the License, the Assignment Deed, or the Purchase and Exchange Agreement (collectively, the “Agreements”). As of June 9, 2006, Mr. Weisman is no longer a member of our board of directors. The remaining members of Cardinal’s Board of Directors voted unanimously to approve the Agreements.

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

Overview of Our Business

Cardinal Communications, Inc is a “Developer of Connected Communities,” as such; we design, construct, and operate diversified communication systems. The systems include voice, video, internet, wireless, and video-on-demand services to customers in multiple dwelling units (MDU), newly constructed housing developments, commercial properties, and the hospitality industry. One of our divisions builds residential and commercial properties, insuring a steady stream of telecommunication customers. Our growth strategy includes obtaining as many telecommunications customers as we can. We intend to grow our customer base through internal growth whenever possible, but we may acquire customers by acquiring related businesses or properties. If operational cash flow is insufficient to fund this growth, we will attempt to raise capital throughout the year.

Correction of an Error in Previously Issued Financial Statements

We determined there was an accounting error recording sales when we still had obligations. In this error, we recognized $2,041,670 in sales for December 31, 2005 and $1,050,000 in sales for June 30, 2005. Accordingly, certain historical transactions have been reclassified on the financial statements as of June 30, 2006 and 2005. To correct this error, we will restate our previously filed quarterly financial statements for the first three quarters of 2005, the previously filed financial statements of and for the year ended December 31, 2005, and our previously filed quarterly financial statements for the first quarter of 2006.

Certain Relationships and Related Transactions

We have certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes.

The following table sets forth the individual amounts totaling $4,552,054 due as of June 30 2006 to related parties, and entities:

Name and Relationship	Amount	Interest	Due
		Rate	Date

Jeffrey Fiebig, Director and Shareholder	$125,280	16%	Dec ‘06
Thunderbird Management Limited Partnership, (1)	2,500,682	12%	Mar ‘11
Bob Searls, Director and Shareholder (2)	805,100	6%	May ‘33
Kerry Briggs, Director and Shareholder	275,000	10%	Oct ‘06
Investors and/or Partners in Sovereign Partners as a group	845,992	4-12%	Oct ‘06 - June ‘28
Total	$4,552,054

    (1) The general partner of Thunderbird Management and Limited Partnership, Ed Buckmaster is a shareholder of the Company and Ed Garneau’s father-in-law.
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

The accounting policies of the segments are the same as those described in the summary of critical accounting policies. Our business is conducted through separate legal entities. Each entity is managed separately as each business has a distinct customer base and requires different strategic and marketing efforts. The following table reflects the income statement and balance sheet information for each of the reporting segments at June 30, 2006:

	Real Estate	Communications	Corporate	Total

Revenue	$8,541,696	$258,642	$-	$8,800,338
Comprehensive net income (loss)	1,104,938	(494,597)	(5,265,384)	(4,655,042)
Interest (expense)	(407,348)	-	(544,461)	(951,809)
Depreciation and amortization	191,623	174,274	97,672	463,569
Assets	55,877,363	431,961	8,018,297	64,327,621

Current Sovereign Projects

Mountain View at West T-Bone Ranch, Greeley, Colorado

Mountain View at West T-Bone Ranch is a 21 acre multi-dwelling unit development located in southwest Greeley, Colorado with onsite amenities including a clubhouse with pool, hot tub, and fitness room. The completed project will have 215 units consisting of two-story flats with detached garages, along with 7-unit and 4-unit townhomes with attached garages. To date, 92 units, three of the units are models, have been sold with an average sale price of $139,616. As of June 30, 2006, we had 11 units representing $1,859,900 of deferred revenue representing sales of units which we can not recognize the revenue pending the satisfaction of future obligations. These units had an average sales price of $169,082.

The Renaissance at Fox Hill, Greeley, Colorado

The Renaissance at Fox Hill is a 13 acre multi-dwelling unit development located in Greeley, Colorado. The completed project will contain 123 dwelling units consisting of two story stacked flats/carriage units with direct access garages and 4-unit townhomes with attached garages. To date, 50 units have been sold with an average sale price of $186,484. As of June 30, 2006, we had 2 units representing $500,600 of deferred revenue representing sales of units which we can not recognize the revenue pending the satisfaction of future obligations. These units had an average sales price of $250,300.

Colony Ridge Condominiums, (Settler’s Chase) Thornton, Colorado

The Colony Ridge Condominiums are a mix of 4 three-story stacked flats over one level of underground parking with elevators, and 98 townhome-style residences on an 11.65 acre parcel in Thornton, Colorado. Colony Ridge at Settler’s Chase is the final phase in the master planned community of Settler’s Chase, located in Thornton, Colorado. To date, 29 units, four of the units are models, have been sold with an average sale price of $181,146.

SR Condominiums, Parker, Colorado

The SR Condominiums are a mix of two and three story stacked flats with detached garages marketed as Hunter’s Chase Condominiums in Parker, Colorado. The completed project will include 188 dwelling units situated on a 13 acre parcel and includes a clubhouse featuring an outdoor swimming pool and spa. To date, 34 units, two of the units are models, have been sold with an average sale price of $157,367.

Millstone at Clear Creek, Golden, Colorado

The Millstone at Clear Creek consists of three four-story condominium buildings each with a ground level parking structure located on an approximately 1.7 acre parcel in Golden, Colorado. The completed project will have 78 dwelling units. To date, 60 units have been contracted for with an average sale price of $315,491.

Sovereign Pumpkin Ridge, Greeley, Colorado

The Pumpkin Ridge development consists of 78 lots in the Pumpkin Ridge subdivision located in west Greeley, Colorado. The plan is to build single and two-story single family detached residences on each of the lots. To date, 20 units, three of the units are models, have been sold with an average sale price of $270,328. As of June 30, 2006, we had 2 units representing $467,150 of deferred revenue representing sales of units which we can not recognize the revenue pending the satisfaction of future obligations. These units had an average sales price of $233,575.

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

Legacy of Shorewood, Shorewood (Milwaukee), Wisconsin

Legacy of Shorewood is a 40 unit condominium project in the Village of Shorewood, a suburb of Milwaukee. It is a single building, converted from its prior use as an assisted living facility, renovated and rebuilt into 40 individual condominiums. It is a 4-story structure with underground parking and elevator access. To date, 27 units have been sold with an average sales price of $230,974.

El Rio Country Club, Arizona

El Rio consists of approximately 640 acres of land dedicated to a gated community anchored by an 18-hole golf course. Sovereign Homes has been named one of the Preferred Builders for the 1600-home, master planned community project in northwest Arizona's Mojave Valley.

Colorado River KOA, LLC, Colorado

In June the company sold the developed real estate in its wholly owned subsidiary, Colorado River KOA, LLC. The company had developed these assets for sale; however the company has been leasing and collecting rental income from these campground facilities while holding the property for sale. The Company received $3,000,000 for the sale of these assets and recorded a gain on disposition of real estate for the assets of $1,761,146.

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2005 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the Six Months ended June 30 2006, we incurred a net loss of $4,643,042 . As of June 30 2006, Cardinal had an accumulated deficit of $77,581,605 . We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Six Months Ended June 30 2006 And 2005 (Restated)

Discontinued Operations

The Company reclassified the income statement results for its wholly owned subsidiary, Connect Paging, Inc. d/b/a Get A Phone from the historical presentation to discontinued operations for all periods presented.

Revenues

For the Six Months ended June 30 2006 and 2005 (restated), Cardinal had revenue of $8,800,338 and $7,213,519 respectively, an increase of $1,586,819 . This increase is primarily due to increased real estate sales. The Company’s 2006 revenues are derived primarily from the sale of residential units, rental from commercial properties, fees from mortgage operations, telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the Six Months ended June 30 2006 and 2005 (restated), operating expenses were $4,284,745 and $5,631,549 , respectively, a decrease of $1,346,804 . The decrease was primarily due to reduced professional and consulting fees. During the Six Months ended June 30 2006, operating expenses consisted primarily of professional and consulting fees of $1,067,515 , of which $589,274 were paid in stock, salaries and commissions of $1,477,766 of which $636,754 were paid in stock, other general and administrative expenses of $703,551 . The general and administrative expenses consisted of office expense of $372,000 , insurance expense of $134,699 and numerous small expenses.

Loss From Continuing Operations Net Loss

For the Six Months ended June 30 2006, we had a loss from continuing operations of $2,422,293 or $0.006 per share. In the comparable period of the prior year, we had a loss from continuing operations of $3,793,839 or $0.016 per share. The decrease in loss from continuing operations period over period is directly attributable to reduced professional and consulting fees.

Income and Loss From Discontinued Operations

For the Six Months ended June 30 2006, we had a loss from discontinued operations of $2,220,749 or $0.005 per share. In the comparable period of the prior year, we generated income from discontinued operations of $159,700 or $0.001 per share. The loss from discontinued operations period over period is directly attributable to the impairment of goodwill associated with Get A Phone of $1,820,824 and reduced revenues of $1,131,018.

Net Loss

For the Six Months ended June 30 2006, we had a net loss of $4,643,042 or $0.011 per share. In the comparable period of the prior year, we had a net loss of $3,634,139 or $0.015 per share. The increase in net loss period over period is directly attributable to the $1,820,824 impairment of Goodwill associated with discontinued operations.

Liquidity

We have a minimum cash on hand to meet the current operational needs of the business. We are actively seeking additional sources of cash through additional financing and equity transactions in order to meet the short term cash needs of the business. If we are unsuccessful in these efforts, we may not be able fund the operational needs of the business through the remaining months of fiscal year 2006. Historically, we have funded our construction and telecommunication activities with internally generated cash flows, existing credit agreements, and equity financing. For the Six Months ended June 30 2006 our operations used $1,093,822 of cash and at June 30 2006 we had cash on hand of $618,903 . As we grow, we expect operations to continually use cash since our construction projects use a large portion of operational cash which is provided by construction lines of credit. As construction projects are finished and sold the construction lines of credit are satisfied and the projects provide profit and long term liquidity. Operating, investing and financing activities used a total of $365,706 net cash in the Six Months ended June 30, 2006 compared to generating $376,660 of cash in the same period in 2005 (restated).

Currently we are in default with four of our creditors representing 7 of our notes totaling $10,276,756 in arrearage. We are actively seeking to renegotiate the terms of these debts. More liquidity information is available in the future obligation note below and Part II Item 3. Defaults upon senior securities

Cash Used in Operating Activities

During the Six Months ended June 30 2006, our operations used cash of $1,093,822 compared to generating $1,130,899 during the same period in 2005 (restated). For the Six Months ended June 30, 2006 the use of cash was a direct result of expanded construction projects, while for the Six Months ended June 30, 2005 (restated) we issued a higher amount of stock for consulting, fees and compensation. During the Six Months ended June 30 2006, $232,084 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2005 (restated) we incurred accreted interest expense of $372,761 .

Cash Provided by Investing Activities

During the Six Months ended June 30 2006, we engaged in significant capital investment activity, primarily through the purchase of a notes receivable from GalaVu for $1,052,560 . The total value of capital investments for the period used $1,097,667 compared to a net cash gain for the same period in 2005 (restated) of $379,777 .

Cash Provided by Financing Activities

During the Six Months ended June 30 2006, financing provided cash of $1,825,783 compared to using $1,134,016 during the same period in 2005 (restated). The majority of our increased borrowings came from related party notes payable. The balance of our increased financing came from stock subscription agreements.

Future Obligations

The following table sets forth contractual obligations as of June 30, 2006:

		2 Years		More than
Contractual Obligations	Total	or less	3-5 years	5 years
Land and construction loans	$35,716,691	$31,191,849	$588,907	$3,935,935
Related party debt	4,552,054	1,246,272	2,500,682	805,100
Notes payable, net of $49,319 debt discount	10,496,823	9,963,294		533,529

Total	$50,765,568	$42,401,415	$3,089,589	$5,274,564

The majority of our obligations over the next 2 years consist of revolving land and construction loans which are paid off as real estate inventory is sold and extended as new construction is performed. We are working with both our notes payable and related party debt holders to extend their terms. However we are in default with four of our creditors representing 7 of our notes totaling $10,276,756 currently in arrearage. More details may be found in this report’s Part II Item 3. Defaults upon senior securities. If the debentures are not extended, paid or converted; the debenture holders could foreclose on our assets.

Future Cash Flow

Our telecommunications subsidiary: Cardinal Broadband enjoys monthly recurring revenues provided by their subscriber base. The total costs associated with these subscribers has historically exceeded revenues, however we are striving to increase our subscriber base and lowering our costs in an attempt to generate excess cash flow. If we are unsuccessful at increasing our cash flow generated from this subsidiary our operations may be curtailed or ceased all together.

Our real estate development projects generate positive cash flow. Currently we are using this positive cash flow to satisfy debt as it comes due. When analyzing our operational cash flow one should bear in mind that as we develop real estate inventory, the expense is reflected in operations, however the construction loans directly related to this expense are reflected in our financing activities. The costs of construction loans as well as other forms of financing are not forecasted to increase dramatically. We expect real estate sales to increase as new communities are ready for sale.

It is uncertain if we will be profitable for the year ended December 31, 2006. Our auditors have issued a going concern opinion for our Company which means that given our current operations our auditors believe there is a possibility we will not continue in operation long enough to realize our investment in assets through operations (as opposed to sale). In order to mitigate this possibility, we constantly monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including debt and securities offerings.

Future acquisitions may require additional cash investment. When possible we will finance future acquisitions through operational cash flow, however if needed we will also utilize private placements of our securities and debt.

Off-Balance Sheet Financing Activities

None.

Factors Affecting our Business and Prospects

The most significant risks and uncertainties associated with our business are described in Part II Item 1.A; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and an investor may lose all or part of his or her investment.

Material Weaknesses in Collecting and Processing Financial Information

Management has determined that certain material weaknesses in our internal controls over the financial reporting process existed at December 31, 2005 and through the date of this filing. Specifically, management has determined that there is a material weakness in the controls over recording, processing, classes of transactions and disclosure and related assertions included in the financial statements from our subsidiaries and incorporating and consolidating that information into the holding company’s financial records.

Management did not identify the appropriate accounting treatment for certain transactions involving the sale and subsequent leaseback of residential units as it relates to the timing of revenue and expense recognition. Management was not aware of the material impact of the specific transactions on the consolidated financial statements and may have inadvertently not provided our auditors with the specific lease agreements for these transactions. We believe this weakness is attributable to the fact that we experienced a high degree of employee turnover at the time of acquisition of our Sovereign subsidiary. At the time of the acquisition, certain policies and procedure to assure that all transactions had proper documentation had not been implemented. Contributing factors include the fact that we inherited these accounting systems when we acquired these businesses, and that the information processing problems have been aggravated by the turnover of staff and we had a decentralized accounting department. Management believes that this situation reflects a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that our inability to identify the proper accounting treatment and assess the impact on the financial statements in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  Management has identified a material misstatement in our financial statements to date as a result of this weakness, and we have restated prior periods accordingly (See Note 3 of the financial statements). We have recently advised our auditors when we became aware of the weakness in our accounting systems due to the nature of the documentation related to a specific set of transactions.   We have taken specific steps to correct this weakness in regards to the documentation and we have restated the prior period financial statements accordingly. We have recently implemented a centralized accounting team, including a Controller and a Chief Financial Officer. We have also implemented additional procedures regarding the requirements of increased level of documentation related to all transactions. We believe that these actions will address our concerns.

The occurrence of material misstatements in our financial statements by reason of a material weakness in our internal controls and procedures or any other reason could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual independent certified public accountant attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us.  Inadequate internal controls could also expose the officers and directors of our company to securities laws violations and also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

PART II- OTHER INFORMATION

Item 1. Legal proceedings

Cardinal Communications, Inc. (the “Company”) was named as a defendant in a proceeding styled Exceleron Software, Inc. v. Cardinal Communications, Inc., Cause No. DV05-8334-J, filed in the Dallas County, Texas District Court on August 22, 2005. On May 5, 2006, the parties reached an agreement to settle the matter and dismiss the case, with prejudice. The Company has paid Exceleron a total of $47,500 in full satisfaction of all claims and has recorded expense of the same amount in connection with the settlement.

The Company was a defendant in an arbitration proceeding styled Douglas O. McKinnon v. Cardinal Communications, Inc. pending before the American Arbitration Association in Denver, Colorado. The demand for arbitration was filed on July 29, 2005. Mr. McKinnon was seeking $360,000, representing two years salary pursuant to an employment agreement with the Company. The parties have settled the claim for a one year consulting services agreement valued at $242,000 payable in stock over the course of twelve months and the Company is recording the consulting expense in the period incurred.

Colorado River KOA, LLC (“CRKOA”), a wholly owned subsidiary of the Company, was sued by WHR Properties, Inc. in a case styled WHR Properties, Inc. v. Colorado River KOA, LLC and was pending in Gunnison County District Court in Colorado. The action was filed on March 17, 2006 and alleges breach of an agreement for the purchase of real property and seeks specific performance of the alleged contract and, alternatively, an unspecified claim for damages. On March 22, 2006, the Gunnison County District Court entered an order enjoining the sale of the property to any third party. The parties reached a settlement whereby CRKOA sold the property at issue to WHR. The action has been dismissed by WHR.

Sovereign Companies, LLC and Sovereign Developments, LLC, (collectively “Sovereign”), wholly owned subsidiaries of the Company, were sued by Jech Excavating, Inc. in a case styled Jech Excavating, Inc. v. Riverplace Condominiums, LLC et al., Case No. 55-CV-06-2-28 pending in Olmstead County District Court in Minnesota. The action was filed on February 22, 2006 and alleged breach of contract under a promissory note relating to the performance of excavating work at the Riverplace development. The action also asserted a claim against Mr. Garneau individually. The Plaintiff sought damages of $664,000 together with interest and attorney’s fees. The parties reached a settlement whereby Sovereign paid Jech Excavating $638,000 in settlement of the claims which funds were derived from the sale of the Riverplace property. The action has been dismissed by Jech.

The Company is a defendant in a proceeding styled AMCO Insurance Company, as Subrogee of Poor Boy Bagels v. Sovereign Homes of Colorado, a division of Sovereign Companies LLC, Case No. 06C18852, filed in the County Court for Denver County, Colorado, on July 10, 2006. The complaint alleges that the defendant negligently severed a power line while performing construction operations, and seeks $2,134 in damages, which includes interest. The Company intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

On August 11, 2006, a Chapter 11 bankruptcy petition was filed for Connect Paging, Inc, d/b/a Get A Phone in the Western District of Texas Federal Bankruptcy Court styled In Re: Connect Paging, Inc., Case No. 06-51519. Connect Paging, Inc. d/b/a Get A Phone is a wholly owned subsidiary of the Company currently held for sale. Connect Paging, Inc. requests temporary relief from its creditors while it restructures its debt. The Company cannot control the outcome of this petition; however the Company continues to seek a buyer for these assets.

Item 1A. Risk Factors

Except as updated below, there has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. IF WE ARE UNABLE TO BECOME PROFITABLE, OUR OPERATIONS WILL BE ADVERSELY EFFECTED.

We have incurred annual operating losses since our inception. As a result, at June 30 2006, we had an accumulated deficit of $77,581,605 . Our gross revenues for the Six Months ended June 30 2006 and 2005, were $8,800,338 and $7,213,519 with losses from operations of $1,608,001 and $2,934,387 and net losses of $4,643,042 and $3,634,139 respectively.

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

We have entered into a series of private placements totaling $5,600,000 in senior secured debentures, convertible into common stock. Senior Secured debentures totaling $4,350,000 were due in July 2006 and are currently in default. We do not currently have the funds to pay these debentures and we cannot assure you that we will have the funds to pay them. If the debentures are not paid or converted, the debenture holders could foreclose on all of our assets. The debentures are collateralized by all of our assets.

WE HAVE A NOTE PAYABLE TO EVERGREEN VENTURE PARTNERS, LLC DUE IN 2006. WE CURRENTLY DO NOT HAVE THE FUNDS AVAILABLE TO PAY THIS NOTE WHEN DUE.

In 2005 we entered into an agreement with Evergreen Venture Partners, LLC to purchase 17,000,000 unregistered shares of our common stock for a $750,000 note payable. The terms of the agreement call for payment of the note in July 2006. This note is currently in default. We do not have the funds to pay this debenture and we cannot assure you that we will have the funds to pay it.

WE REQUIRE ADDITIONAL FUNDING

We do not have sufficient cash on hand or cash generated from operations to continue operations into the foreseeable future. To continue funding operations the Company must raise additional cash, either through debt or equity financing. No assurance can be given that the Company will be successful in obtaining any such financing with acceptable terms, or that such financing will provide for payments to the Company sufficient to continue to sustain operations.  In the absence of such financing the Company may be required to reduce operations. Even assuming the Company is successful in securing additional sources of financing to fund the continued operations, there can be no assurance that the Company will become profitable or self sustaining in the future.
.
WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At June 30 2006, we had 10,750,071 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares.

OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT PRICE VOLATILITY IN THE PAST AND WE EXPECT IT TO EXPERIENCE HIGH VOLATILITY IN THE FUTURE. THIS HIGH VOLATILITY SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

The trading price for our common stock has been, and we expect it to continue to be, highly volatile. For example, the closing bid price of our stock has fluctuated between $0.005 and $0.35 per share since January 1, 2003. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many telecommunications companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

(c) Consideration. Such shares were issued to satisfy a Note Payable in the amount of $700,000.

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

12.	(a) Securities Issued. In April 2006, 69,443 shares of the Company's series B convertible preferred stock were issued.

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

13.	(a) Securities Issued. In April 2006, 23,805 shares of the Company's series B convertible preferred stock were issued.

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

14.	(a) Securities Issued. In April 2006, 26,770 shares of the Company's series B convertible preferred stock were issued.

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

15.	(a) Securities Issued. In April 2006, 22,310 shares of the Company's series B convertible preferred stock were issued.

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

16.	(a) Securities Issued. In April 2006, 21,416 shares of the Company's series B convertible preferred stock were issued.

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

17.	(a) Securities Issued. In April 2006, 3,548 shares of the Company's series B convertible preferred stock were issued.

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

18.	(a) Securities Issued. In April 2006, 3,547 shares of the Company's series B convertible preferred stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Laura Mia Garneau.

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

19.	(a) Securities Issued. In April 2006, 56,598 shares of the Company's series B convertible preferred stock were issued.

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

20.	(a) Securities Issued. In April 2006, 3,363 shares of the Company's series B convertible preferred stock were issued.

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

21.	(a) Securities Issued. In April 2006, 6,250 shares of the Company's series B convertible preferred stock were issued.

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

21.	(a) Securities Issued. In April 2006, 6,250 shares of the Company's series B convertible preferred stock were issued.

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

22.	(a) Securities Issued. In April 2006, 2,500 shares of the Company's series B convertible preferred stock were issued.

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

23.	(a) Securities Issued. In April 2006, 2,500 shares of the Company's series B convertible preferred stock were issued.

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

26.	(a) Securities Issued. In April 2006, 850 shares of the Company's series B convertible preferred stock were issued.

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

28.	(a) Securities Issued. In April 2006, 850 shares of the Company's Series B convertible Preferred Stock were issued.

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

29. (a) Securities Issued. In April 2006; 170,070 shares of the Company's common stock were issued.

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

30.  (a) Securities Issued. In June 2006; 33,333,34 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Edwin Buckmaster.

(c) Consideration. Such shares were issued pursuant to a stock subscription agreement valued at $500,000.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

31.  (a) Securities Issued. In April 2006; 6,650,000 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Ed Buckmaster.

(c) Consideration. Such shares were issued to satisfy a Note Payable in the amount of $150,000.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

32.  (a) Securities Issued. In April 2006; 1,678,250 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Richard Koontz.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable plus interest totaling $29,000.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

33.  (a) Securities Issued. In May 2006; 607,900 shares of the Company's common stock were issued.

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

34.  (a) Securities Issued. In May 2006; 50,000 shares of the Company's common stock were issued.

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

35.  (a) Securities Issued. In May 2006; 2,410,950 shares of the Company's common stock were issued.

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

36.  (a) Securities Issued. In May 2006; 43,750 shares of the Company's common stock were issued.

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

37.  (a) Securities Issued. In May 2006; 34,400 shares of the Company's common stock were issued.

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

38.  (a) Securities Issued. In May 2006; 18,500 shares of the Company's common stock were issued.

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

39.  (a) Securities Issued. In June 2006; 1,989,703 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Robert Schechter.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable plus interest totaling $49,743.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

40.  (a) Securities Issued. In June 2006; 1,595,764 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Shimon Fishman.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable plus interest totaling $39,894.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

Item 3. Defaults upon senior securities

Washington Mutual Bank FA

As of the date of the filing of this report the Company is in default in payment of one note payable to Washington Mutual Bank FA (WAMU) totaling $1,908,075 due in principal. The financial institution has submitted a default letter to the Company as of July 2006 due to the fact the note payable matured in August 2005 and elected not to renew the note. The Company has been unsuccessful to date in obtaining additional financing to replace the note. The note is specifically related to the SR Condominium project located in Parker, Colorado. The Company is currently in negotiations with WAMU to resolve the outstanding balance.

MW Housing Partners III, LP

As of the date of the filing of this report the Company is in default on one note payable to MW Housing Partners III, LP (Weyerhaeuser) totaling $2,444,775 due in principal. The note is specifically related to the SR Condominium project located in Parker, Colorado. Weyerhaeuser submitted a default notice to the Company in July 2006 due to the fact the Company was in default on the note to WAMU associated with the same construction project, SR Condominium. A clause in the notes payable gives Weyerhaeuser the right to place the Company in default status if a different note from a different lender is in default status on the same project. Weyerhaeuser elected to exercise this right under the note. The Company is currently in negotiations with Weyerhaeuser to resolve the issue.

Crestview Capital Master, LLC

As of the date of the filing of this report the Company is in default in payment of four notes payable to Crestview Capital Master, LLC (Crestview) totaling $4,350,000 due in principal and $823,906 due in interest. The total principal and interest matured on July 1, 2006. The Company is currently in negotiations with Crestview to resolve the outstanding balance.

Evergreen Venture Partners, LLC

As of the date of the filing of this report the Company is in default in payment of one non-interest bearing, note payable to Evergreen Venture Partners, LLC (Evergreen) for $750,000. The total principal matured on July 1, 2006. The Company is currently in negotiations with Evergreen to resolve the outstanding balance.

Item 4. Submission of matters to a vote of security holders

Annual Meeting of the Shareholders

On June 6, 2006 Cardinal Communications, Inc. (the “Company”) held its Annual Meeting of the Shareholders. The number of issued and outstanding shares of the Common Stock of Cardinal Communications, Inc. as of May 12, 2006, the record date established by the Board of Directors for determining shareholder eligibility to vote at the meeting, was 445,328,774; the number of issued and outstanding shares of the Series A Preferred Stock of Cardinal Communications, Inc. eligible to vote at the meeting, was 8,750; and the number of issued and outstanding shares of the Series B Preferred Stock of Cardinal Communications, Inc. eligible to vote at the meeting, was 350,000.

Each of the common shares voting at the meeting was entitled to one vote. Each of the Series A preferred shares voting at the meeting was entitled to 2000 votes. Each of the Series B preferred shares voting at the meeting was entitled to 100 votes. There were represented personally or by proxy at the meeting stockholders holding an aggregate of 269,741,333 shares of the Common Stock of Cardinal Communications, Inc., representing 61% percent of the total shares eligible to vote; 8,750 shares of the Series A Preferred Stock of Cardinal Communications, Inc., representing 100% percent of the total Series A shares eligible to vote; and 350,000 shares of the Series B Preferred Stock of Cardinal Communications, Inc., representing 100% percent of the total Series B shares eligible to vote.

During the meeting the following items were approved:

(1) ELECTION OF EIGHT DIRECTORS. Ed Garneau, Richard E. Wilson, Jeffrey Fiebig, Byron Young, Joseph M. Durnford, Robert T. Hale, Robert R. Searls and Kerry D. Briggs elected to serve as directors of the Company until our next annual meeting of the shareholders, or until their respective successors are elected and qualified. There are no other directors on our Board of Directors.

(2) RATIFICATION AND APPROVAL OF AUDITORS. The selection of AJ. Robbins, PC as the Company’s independent auditors for the fiscal years ending December 31, 2006 was ratified.

(3) APPROVAL OF REVERSE COMMON STOCK SPLIT. Our Board of Directors has been given the discretionary authority, prior to the next annual meeting of the shareholders, if the Board deems it in the best interest of the Shareholders, to amend our Articles of Incorporation to effect a reverse stock split of one of the following amounts: i) one share of common stock for five shares of common stock; ii) one share of common stock for ten shares of common stock, iii) one share of common stock for twenty shares of common stock or iv) one share of common stock for thirty shares of common stock.

(4) APPROVAL OF FORWARD COMMON STOCK SPLIT. Our Board of Directors has discretionary authority, prior to the next annual meeting of shareholders, if the Board deems it in the best interest of the Shareholders, to amend our Articles of Incorporation to effect a forward stock split of two common shares of common stock for each one share of common stock.

Votes of the common stockholders received and tabulated at the meeting were as follows:

Proposal 1. The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the Annual Meeting of Stockholders to be held in the year 2006 and until his successor shall be elected and qualified was as follows:

	FOR	ABSTAIN	AGAINST

Edouard Garneau	267,401,115	2,286,792	53,426

Richard Wilson	267,395,961	45,860	2,299,512

Jeffrey Fiebig	266,760,961	40,692	2,939,680

Byron Young	269,637,215	50,692	53,426

Joseph M. Durnford	269,531,059	195,860	14,414

Robert T. Hale	266,657,559	830,860	2,252,914

Robert R. Searls	268,911,229	200,692	629,412

Kerry D. Briggs	268,911,229	825,692	4,412

For the purposes of tabulating votes, directors are elected by a plurality of votes. Abstentions and negative votes had no effect.

Proposal 2. The number of shares cast for, against and withheld with respect to confirmation of A.J. Robbins, P.C., as the Company’s auditors was as follows:
FOR	ABSTAIN	AGAINST
269,736,239	692	4,402

Proposal 3. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a reverse stock split was as follows:

FOR	ABSTAIN	AGAINST
259,454,613	500,034	9,786,686

Proposal 4. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a forward stock split was as follows:

FOR	ABSTAIN	AGAINST
206,383,263	500,230	62,857,840

Votes of the Series A Preferred Stockholders received and tabulated at the meeting were as follows:

Proposal 1. The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the Annual Meeting of Stockholders to be held in the year 2006 and until his successor shall be elected and qualified was as follows:
	FOR	ABSTAIN	AGAINST

Edouard Garneau		8,750

Richard Wilson		8,750

Jeffrey Fiebig		8,750

Byron Young		8,750

Joseph M. Durnford		8,750

Robert T. Hale		8,750

Robert R. Searls		8,750

Kerry D. Briggs		8,750

For the purposes of tabulating votes, directors are elected by a plurality of votes. Abstentions and negative votes had no effect.

Proposal 2. The number of shares cast for, against and withheld with respect to confirmation of A.J. Robbins, P.C., as the Company’s auditors was as follows:
FOR	ABSTAIN	AGAINST
8,750

Proposal 3. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a reverse stock split was as follows:
FOR	ABSTAIN	AGAINST
8,750

Proposal 4. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a forward stock split was as follows:
FOR	ABSTAIN	AGAINST
8,750

Votes of the Series B Preferred Stockholders received and tabulated at the meeting were as follows:

Proposal 1. The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the Annual Meeting of Stockholders to be held in the year 2006 and until his successor shall be elected and qualified was as follows:

	FOR	ABSTAIN	AGAINST

Edouard Garneau	350,000

Richard Wilson	350,000

Jeffrey Fiebig	350,000

Byron Young	350,000

Joseph M. Durnford	350,000

Robert T. Hale	350,000

Robert R. Searls	350,000

Kerry D. Briggs	350,000

For the purposes of tabulating votes, directors are elected by a plurality of votes. Abstentions and negative votes had no effect.

Proposal 2. The number of shares cast for, against and withheld with respect to confirmation of A.J. Robbins, P.C., as the Company’s auditors was as follows:
FOR	ABSTAIN	AGAINST
350,000

Proposal 3. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a reverse stock split was as follows:
FOR	ABSTAIN	AGAINST
350,000

Proposal 4. The number of shares cast for, against and withheld with respect to approval of authority to the Board of Directors to implement a forward stock split was as follows:

FOR	ABSTAIN	AGAINST
252,780		97,220

Item 5. Other Information

Subsequent Events

Departure of Directors.

On July 20, 2006, the Board of Directors accepted the resignation of Robert T. Hale effective July 16, 2006. Also on July 20, 2006, the Board of Directors accepted the resignation of Byron Young from the Company’s board of directors, effective July 20, 2006. The resignations of Mr. Hale and Mr. Young were not due to any disagreement with the Company’s operations, policies or practices. The departures of Mr. Hale and Mr. Young were reported in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2006.

Entry into a Material Definitive Agreement.

In furtherance of the obligations set forth in the Purchase Agreement related to the assets of GalaVu Entertainment Networks, Inc. (GalaVu), on August 15, 2006, the Company and GalaVu executed an Assignment and Assumption Agreement. Pursuant to the Assignment, GalaVu has assigned, conveyed, transferred and set over to the Company all of GalVu's rights related to or connected with the Pledged Assets (.Please see Purchase and Exchange Agreement
under Note 6. Acquisitions for more details). As Assignee, the Company retained the right to accept or reject the assignment as to each of the assets. The determination of which assets to accept or reject shall be exercised at the Company's sole and absolute discretion, which discretion may be exercised by the Company at any time and from time to time for one hundred and eighty (180) days following the execution of the Assignment. For any of GalaVu's contracts that are accepted by the Company, the Company has agreed to assume and to perform all of the GalaVu's obligations under such contracts.

Item 6. Exhibits and Reports on Form 8-K

       EXHIBIT NO.     DESCRIPTION

(1)	3.1 Articles of Incorporation of Registrant.

(6)	3.2 Bylaws of Registrant, as amended April 20, 2005.

(3)	3.5 Articles of Amendment to Articles of Incorporation of Registrant.

(4)	3.6 Articles of Amendment to Articles of Incorporation of Registrant.

(8)	3.7 Certificate of Designation of Series A Convertible Preferred Stock.

(6)	3.8 Certificate of Designation of Series B Convertible Preferred Stock.

(7)	3.9 Articles of Amendment to Articles of Incorporation of Registrant.

(2)	4.1 Specimen Common Stock Certificate.

(5)	4.2 Specimen Series A Preferred Stock Certificate.

(5)	4.3 Specimen Series B Preferred Stock Certificate.

(6)	21.1 Subsidiaries of Registrant.

#	31.1 Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of President and CEO.

#	31.2 Certification pursuant to rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934 of Chief Financial Officer.

#	32.1 CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 of CEO and Chief Financial Officer.

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

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-96027.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.

(4) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999.

(5) Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 and amended on April 6, 2005.

(6) Incorporated by reference from Registrant’s Report on Form 10-KSB filed with the SEC on April 17, 2006.

(7) Incorporated by reference from Registrant’s Report on Form 10-QSB filed with the SEC on August 18, 2005.

# Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2006	CARDINAL COMMUNICATIONS, INC.

By: /S/ Edouard A. Garneau
Edouard A. Garneau
Chief Executive Officer

By: /S/ D. Brian Karr
D. Brian Karr
Chief Financial Officer