Form 10QSB
period 2006-09-30
CARDINAL COMMUNICATIONS, INC
filed 2006-11-21
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
Commission file number 001-15383

CARDINAL COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2117796
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11101 WEST 120th AVENUE, SUITE 220, BROOMFIELD, COLORADO 80021
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

As of November 17, 2006, there were 534,566,549 shares of the issuer’s outstanding common stock.

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

Item 1. Financial Statements

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
September 30, 2006 (UNAUDITED)

ASSETS
(Substantially pledged)

Cash and cash equivalents	$434,594
Marketable securities	700
Accounts receivable, net	276,217
Notes receivable - net of $1,168,606 discount	950,778
Other receivables, net	487,371
Deposits and prepaid expenses	577,946
Property and equipment, net	1,290,666
Real estate and land inventory	47,471,995
Deferred costs of goods sold	1,927,325
Intangibles, net	6,714,704
Other assets	428,977
Assets held for sale	404,401

Total Assets	$60,965,674

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
September 30, 2006 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$4,406,270
Accrued expenses and other liabilities	4,201,231
Deferred revenue	1,971,674
Land and construction loans	35,225,611
Related party debt	4,526,915
Notes payable, net of $30,487 debt discount	10,505,229
Liabilities of assets held for sale	1,254,747

Total Liabilities	62,091,677

Commitments and Contingencies

Stock Committed	1,211,982

Minority Interest	1,539,178

Stockholders' equity (deficit):
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 6,200	1
Series B Convertible Preferred stock; issued and outstanding 350,000	35
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
522,166,549	52,216
Additional paid-in capital	74,096,488
Deferred consulting	(66,667)
Other comprehensive (loss)	(12,100)
Accumulated (deficit)	(77,947,136)

Total Stockholders' Equity (Deficit)	(3,877,163)

Total Liabilities and Stockholders' Equity (Deficit)	$60,965,674

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005 (Restated)	2006	2005 (Restated)
REVENUES
Revenues	$9,923,880	$5,061,099	$18,724,218	$12,274,618
Gain on disposition of real estate	—	—	1,761,146	—
Cost of sales	(9,151,925)	(3,678,104)	(17,036,665)	(8,194,461)
Gross profit	771,955	1,382,995	3,448,699	4,080,157

OPERATING EXPENSES
Depreciation and amortization	118,204	427,569	581,773	1,116,136
Asset impairment	39,071	93,097	293,012	93,097
Accounts Payable Settlements	—	8,801	13,652	8,801
Professional fees	301,382	497,929	1,368,897	2,415,794
Rent	119,709	177,798	424,460	345,924
Salaries and commissions	503,203	1,567,186	1,980,969	3,554,767
Selling, general and administrative	380,269	459,789	1,083,820	1,329,199
Total operating expenses	1,461,838	3,232,169	5,746,583	8,863,718

INCOME (LOSS) FROM OPERATIONS	(689,883)	(1,849,174)	(2,297,884)	(4,783,561)

OTHER INCOME (EXPENSE)
Other income (expense)	(34,816)	(92,521)	163,253	(122,121)
Accretion of interest (expense) on convertible debt	(18,832)	(207,670)	(250,916)	(580,431)
Gain (loss) on disposition of assets	700	—	13,670	(25,764)
Interest (expense)	(465,820)	(264,951)	(1,417,629)	(694,397)
Total other (expense)	(518,768)	(565,142)	(1,491,622)	(1,422,713)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,208,651)	(2,414,316)	(3,789,506)	(6,206,274)

(Income)/loss attributable to minority interest	314,363	65,829	633,110	(346,207)

(LOSS) FROM CONTINUING OPERATIONS	$(894,288)	$(2,348,487)	$(3,156,396)	$(6,552,481)

Income (loss) from discontinued operations	$(5,220)	$(1,040,134)	$(2,225,969)	$(880,434)

NET (LOSS) BEFORE COMPREHENSIVE (LOSS)	$(899,508)	$(3,388,621)	$(5,382,365)	$(7,432,915)

OTHER COMPREHENSIVE (LOSS)
Unrealized holding (loss)	(100)	(10,800)	(12,100)	(562,000)

COMPREHENSIVE (LOSS)	$(899,608)	$(3,399,421)	$(5,394,465)	$(7,994,915)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.002)	$(0.009)	$(0.007)	$(0.027)

Income/(loss) from discontinued operations	$—	$(0.004)	$(0.005)	$(0.004)

Net (loss)	$(0.002)	$(0.013)	$(0.012)	$(0.031)

Weighted average number of shares outstanding	525,881,742	260,556,939	462,291,807	243,349,435

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30
	2006	2005 (Restated)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before comprehensive (loss)	$(5,382,365)	$(7,432,915)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	581,773	1,116,136
Stock issued for consulting, fees and compensation	1,412,186	3,412,444
Stock options issued for consulting services	—	18,375
Stock committed for expenses	105,930	—
Accretion of interest expense on convertible debt	252,749	580,431
Minority interest loss of subsidiaries attributable to parent	(239,964)	—
Income (loss) attributable to minority interest	(633,110)	(389,947)
(Gain) Loss on sale of assets	(13,670)	25,764
Asset impairment	128,464	93,097
(Gain) loss from discontinued projects	10,553	—

Changes in Operating Assets and Liabilities:
Accounts receivable	178,454	(73,364)
Financing costs	—	292,741
Accounts payable	2,103,043	1,073,061
Accrued expenses and other liabilities	484,207	1,887,097
Deferred revenue	(653,311)	1,471,480
Other assets and liabilities	400,024	(199,313)
Real estate and land inventory	(1,727,743)	(5,732,526)
Deferred Costs of Goods Sold	(66,665)	(1,165,459)
Net cash provided by (used in) continuing operations	(3,059,445)	(5,022,898)

Net cash provided by (used in) discontinued operations	2,214,842	(325,011)
Net cash from operations	(844,603)	(5,347,909)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	(29,050)	(194,711)
Cash paid for acquisition	—	(294,765)
Issuance of note receivable	(1,052,560)	—
Purchases of intangibles & other assets	(6,000)	—
Cash acquired through acquisition	—	1,352,147
Proceeds from sale of assets	17,924	9,284
Net cash provided by (used in) investing activities	(1,069,686)	871,955

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from issuances of common stock	550,000	—
Proceeds from notes payable	15,634,762	20,730,438
Proceeds from related party notes payable	1,117,500	732,215
Payments on notes payable	(15,968,220)	(16,872,384)
Payments on related party notes payable	(52,789)	44,585
Investment by minority interest members	83,021	—
Net cash provided by (used in) financing activities	1,364,274	4,634,854

Net increase (decrease) in cash	(550,015)	158,900
Cash and cash equivalents, beginning of period	984,609	480,122
Cash and cash equivalents, end of period	$434,594	$639,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,077,641	$360,821
Stock issued for acquisition of assets	$—	$5,705,000
Stock issued for satisfaction of debt	$1,489,978	$471,538

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING AND
OTHER CASH FLOW INFORMATION

Nine Months Ended September 30, 2006

In the first quarter of 2006, the Company issued 12,552,131 shares under various consulting agreements, which shares were valued at $236,939; however $9,500 of this expense was recorded as deferred consulting. Additionally, $22,340 of amortized deferred consulting was recognized during this period. In the second quarter of 2006, the Company issued 10,001,790 shares under various consulting agreements, which shares were valued at $160,992. Additionally, $14,003 of amortized deferred consulting was recognized during this period as consulting expense. In the third quarter of 2006 the Company issued 2,210,723 shares under a consulting agreement, which shares were valued at $14,922.

In the first quarter of 2006, the Company issued 841,750 shares to an outside director for committee services performed, which shares were valued at $15,000. In the second quarter of 2006, the Company issued 1,751,000 shares to an outside director for committee services performed, which shares were valued at $30,000.

In the first quarter of 2006, the Company issued 17,414,989 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $328,549. In the second quarter of 2006, the Company issued 19,764,010 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $308,205. In the third quarter of 2006, the Company issued 2,109,490 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $14,239.

In the first quarter of 2006, the Company issued 4,090,920 shares under two consulting agreements for legal services, which shares were valued at $70,000. In the second quarter of 2006, the Company issued 10,876,980 shares under two consulting agreements for legal services, which shares were valued at $205,000; however $160,000 of this expense was recorded as deferred consulting. Additionally, $40,000 of amortized deferred consulting was recognized as legal fees during the second quarter. In the third quarter of 2006, the Company issued 2,027,027 shares under a consulting agreement for legal services, which shares were valued at $13,683. Additionally, $40,000 of amortized deferred consulting was recognized as legal fees during the third quarter.

Nine Months Ended September 30, 2005 (Restated)

In the first quarter of 2005 (restated), the Company issued 13,656,959 shares under various consulting agreements, which shares were valued at $1,160,713. Additionally, $8,750 of amortized deferred consulting was recognized during this period. In the second quarter of 2005 (restated) the Company issued 20,815,500 shares under various consulting agreements, which shares were valued at $1,182,901; however $65,190 of this expense was recorded as deferred consulting. Additionally, $8,750 of amortized deferred consulting was recognized during this period. In the third quarter of 2005 (restated) the Company issued 1,767,424 shares under various consulting agreements, which shares were valued at $86,777. Additionally, $23,589 of amortized deferred consulting was recognized during this period.

In the second quarter of 2005 (restated), the Company issued 1,142,625 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $67,126. In the third quarter of 2005 (restated), the Company issued 1,584,778 shares to employees as part of an employee stock purchase and compensation program, which shares were valued at $69,545.

In the second quarter of 2005 (restated) the Company issued 4,166,667 shares pursuant to a debt settlement agreement; the shares issued were valued at $245,833: $119,708 was recorded as consulting fees and $126,125 was recorded as debt settlement. In the third quarter of 2005 (restated) the Company issued 9,383,430 shares pursuant to various debt settlement agreements; the shares issued were valued at $393,631: $91,983 was recorded as consulting fees and $301,648 was recorded as debt settlement.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Restated)
(UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 (restated), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Cardinal Communications, Inc. and subsidiaries (“Company”), and include the accounts of the Company and all of its subsidiaries.

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

Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. The Company error recognized $2,041,670 in sales for December 31, 2005 and $1,484,350 in sales for September 30, 2005. Please see Correction of an Error in Previously Issued Financial Statements under Note 3 for more details.

Going Concern

As of December 31, 2005 and September 30, 2006 the Company has experienced recurring losses and, as a result, there exists substantial doubt about its ability to continue as a going concern. For the Nine Months Ended September 30, 2006, the Company incurred a net loss of $5,382,365. As of September 30, 2006, Cardinal had an accumulated deficit of $77,947,136. The Company is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event it cannot continue in existence. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 2. Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and all majority owned and/or controlled subsidiaries. At September 30, 2006, the Company has recorded minority interest of $1,539,178 representing third party ownership of the entities not wholly owned by the Company. Sovereign Partners, LLC, a wholly owned subsidiary of the Company, consolidates all operations of its subsidiaries due to a controlling financial interest or a controlling management interest in these subsidiaries. As the Company finalizes construction projects, certain entities may be dissolved in 2006. The Company is actively trying to sell its subsidiary Connect Paging, Inc. d/b/a Get A Phone and subsequently has recorded the associated assets and liabilities as held for sale and the operating results are included in discontinued operations. Please see Note 4. Assets held for sale below for more details.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year. All employee options issued before January 1, 2006 were fully vested and no employee options have been granted nor vested in the fiscal year of 2006.

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

The Company charges telephony, video and data customers monthly service fees and recognizes the revenue in the month the services are provided or equipment is sold. The Company bills monthly for voice (telephone), video and data services in advance and generally receives payments during the month in which the services are provided.

Deferred Revenue

The Company recognizes revenues in the period in which the earnings process is complete with no future obligations to be performed by the Company. Revenues collected in advance of the earnings process must be recorded as deferred revenues, a liability account, for financial statement purposes. Deferred revenue at September 30, 2006 and 2005 (restated) were $1,971,674 and $1,516,705 respectively.

Components of Deferred Revenue at September 30, 2006

Deferred Revenue from Real Estate Sales	$1,927,325
Deferred Revenue from Communications Sales	44,349
Total Deferred Revenue	$1,971,674

Deferred Costs of Goods Sold

The Company sells real estate inventory for which sales can not be recognized until all foreseeable obligations are satisfied. Inventory that is sold, but has not completed the earnings process is recorded as deferred costs of goods sold. If future expenses are anticipated at the time the inventory is sold, these costs are accrued at the time of the sale. Deferred costs of goods sold at September 30, 2006 and 2005 (restated) were $1,927,325 and $1,165,459 respectively.

Leasing Previously Sold Units

The Company has entered into a series of agreements to sell residential units and lease them back. These units are used for marketing purposes as model units. The revenue for these units is recognized at the time of sale of these units and the monthly rent expense is recognized in the period incurred. Generally, the Company enters into one year lease agreements for these units, and the buyers have the right to sell the units during the lease period.

The Company has also entered into a series of agreements to sell residential units and lease them back; the Company then holds these units for sale. The Company does not retain any ownership interest in these units. The sale of these units reduce commitments on construction lines of credit. Generally, the Company enters into one year lease agreements for these units, but the buyers have the right to sell the units during the lease period. The Company records the costs of these sales as deferred costs of goods sold until the unit is sold to another party. The revenue for these units is recognized as deferred revenue at the time of the sale. The Company then recognizes the revenue and corresponding costs of goods sold once the obligations of the Company are fully satisfied.

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

Classifications of property and equipment and accumulated depreciation were as follows at September 30, 2006:

Airplane and vehicles	$605,012
Furniture	293,107
Data Hardware	108,831
Equipment	1,356,007
Leasehold improvements	46,565
Rental real estate	423,278
2,832,800

Less accumulated depreciation	(1,542,134)
Net property and equipment	$1,290,666

For the nine months ending September 30, 2006 and 2005 (restated), the Company recognized $457,824 and $502,340 of depreciation expense, respectively.

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

Major components of real estate and land inventory at September 30, 2006 were:

Residential/Commercial units under construction	$25,972,884
Land under development	21,499,111

Total real estate and land inventory	$47,471,995

Bad Debt

The Company estimates the amount of uncollectible accounts receivable and records an allowance for bad debt. Uncollectible accounts receivable are then charged against this allowance. At September 30, 2006 the Company does not have a bad debt allowance.

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

Intangibles

Classification of intangible assets and accumulated amortization at September 30, 2006 were as follows:

Description
Customer base	$133,313
Goodwill	6,688,207
Totals	6,821,520
Accumulated amortization	(106,816)
Intangibles, net	$6,714,704

For the Nine Months Ended September 30, 2006 and 2005 (restated), the Company recognized $123,949 and $613,796 of amortization expense, respectively.

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

Investment in EMT

In February, 2006, the Company received 46,000,000 shares of Entertainment Media and Telecoms Corporation, Australian Stock Exchange code “ETC”. Basis in these shares was valued at $87,924 since $339,618 was recorded as a reduction to the Note Receivable from GalaVu while $251,694 was recorded as a reduction to the GalaVu Receivable Discount. In April, 2006, the Company received 7,250,000 shares of Entertainment Media and Telecoms Corporation, Australian Stock Exchange code “ETC”. Basis in these shares was valued at $13,858 since $53,527 was recorded as a reduction to the Note Receivable from GalaVu while $39,669 was recorded as a reduction to the GalaVu Receivable Discount. Previously, In December 2005, the Company paid the debt holders of Gala Vu $60,608 as a deposit on this transaction; in July 2006 this deferred acquisition cost was reclassed as investment in EMT and will increase the Company’s basis in shares of Entertainment Media and Telecoms Corporation. The GalaVu transaction is described in further detail under Note 6. Acquisitions.

Marketable Securities and Comprehensive Income

At September 30, 2006, the Company was holding 1,000 shares of EATware Corporation stock (OTCBB: EATW) and the market value of the shares was $700, while the book value of the shares was $12,800 as of December 31, 2005 (restated). At December 31, 2005 the stock held was 4,000,000 shares of ZKID Network Company (OTCBB: ZKID), subsequently in 2006 ZKID Network Company renamed itself to EATware Corporation (OTCBB: EATW) and executed a 4,000:1 reverse stock split.

Note 3. Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $2,041,670 in sales for December 31, 2005 and $1,484,350 in sales for September 30, 2005. Accordingly, certain historical transactions have been reclassified on the financial statements as of September 30, 2006 and 2005. To correct this error, the Company will restate its previously filed quarterly financial statements for the first three quarters of 2005, the previously filed financial statements of and for the year ended December 31, 2005, and its previously filed quarterly financial statements for the first and second quarter of 2006.

The accompanying tables reconcile the Company's results of operations for the year ended December 31, 2005 and the Company's financial position as of December 31, 2005, both previously reported in the Company's 2005 Annual Report on Form 10-KSB, to the restated financial statements.

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$19,301,897	$(2,041,670)	$17,260,227
Cost of Sales	(16,208,757)	1,854,910	(14,353,847)
Gross Profit	3,093,140	(186,760)	2,906,380

Total operating (expenses)	(12,305,839)	(201,211)	(12,507,050)

Total other (expense)	(2,067,209)	—	(2,067,209)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(11,279,908)	(387,971)	(11,667,879)

(Income)/loss attributable to minority interest	565,792	122,956	688,748

(LOSS) FROM CONTINUING OPERATIONS	(10,714,116)	(265,015)	(10,979,131)

Income (loss) from discontinued operations	$(511,162)	$—	$(511,162)

NET (LOSS)	$(11,225,278)	$(265,015)	$(11,490,293)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.04)	$(0.00)	$(0.04)

Income/(loss) from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Net (loss)	$(0.04)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	258,985,141	258,985,141	258,985,141

December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$15,168,502	$—	$15,168,502
Real estate and land inventory	$44,707,494	(70,966)	44,636,528
Deferred Costs of Goods Sold	—	1,860,660	1,860,660

Total Assets	$59,875,996	$1,789,694	$61,665,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$53,320,106	$—	$53,320,106
Accrued expenses and other liabilities	3,681,711	135,996	3,817,707
Deferred revenue	583,315	2,041,670	2,624,985

Total Liabilities	57,585,132	2,177,666	59,762,798

Commitments and Contingencies
Stock Committed	2,804,837	—	2,804,837
Minority Interest	2,542,406	(122,957)	2,419,449

Stockholders' equity (deficit):
Unchanged Equity	69,333,594	—	69,333,594
Accumulated (deficit)	(72,389,973)	(265,015)	(72,654,988)

Total Stockholders' Equity (Deficit)	(3,056,379)	(265,015)	(3,321,394)

Total Liabilities and Stockholders' Equity (Deficit)	$59,875,996	$1,789,694	$61,665,690

The accompanying tables reconcile the Company's results of operations for the Nine Months Ended September 30, 2005 and the Company's financial position as of September 30, 2005, both previously reported in the Company's 2005 Quarterly Report on Form 10-QSB, to the restated financial statements.

For the Nine Months Ended September 30, 2005	As Reported in 2005 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$13,758,968	$(1,484,350)	$12,274,618
Cost of Sales	(9,403,202)	1,208,741	(8,194,461)
Gross Profit	4,355,766	(275,609)	4,080,157

Total operating (expenses)	(8,727,338)	(136,379)	(8,863,717)

Total other (expense)	(1,422,713)	—	(1,422,713)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(5,794,285)	(411,988)	(6,206,274)

(Income)/loss attributable to minority interest	(180,065)	(166,142)	(346,207)

(LOSS) FROM CONTINUING OPERATIONS	(5,974,350)	(578,130)	(6,552,481)

Income (loss) from discontinued operations	$(880,434)	$—	$(880,434)

NET (LOSS)	$(6,854,784)	$(578,130)	$(7,432,915)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.02)	$(0.00)	$(0.03)

Income/(loss) from discontinued operations	$(0.00)	$0.00	$(0.00)

Net (loss)	$(0.03)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	243,349,435	243,349,435	243,349,435

September 30, 2005	As Reported in 2005 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$17,339,715	$—	$17,339,715
Real estate and land inventory	44,925,223	(27,020)	44,898,203
Deferred Costs of Goods Sold	—	1,165,459	1,165,459

Total Assets	$62,264,938	$1,138,439	$63,403,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$52,364,883	$—	$52,364,883
Accrued expenses and other liabilities	3,029,218	66,077	3,095,295
Deferred revenue	32,355	1,484,350	1,516,705

Total Liabilities	55,426,456	1,550,427	56,976,883

Commitments and Contingencies
Stock Committed	2,037,750	—	2,037,750
Minority Interest	4,194,583	166,142	4,360,725

Stockholders' equity (deficit):
Unchanged Equity	68,625,627	—	68,625,627
Accumulated (deficit)	(68,019,478)	(578,130)	(68,597,608)

Total Stockholders' Equity (Deficit)	606,149	(578,130)	28,019

Total Liabilities and Stockholders' Equity (Deficit)	$62,264,938	$1,138,439	$63,403,377

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

The major classes of Assets Held for Sale and Liabilities of assets held for sale are as follows:

Assets:

Cash	$138,187
Trade accounts receivable	25,872
Prepaid expenses and deposits	161,976
Net Property, Plant and Equipment	78,366
$404,401

Liabilities:

Trade Payables	$1,129,140
Accrued Liabilities	43,000
Total Salaries and Wages Payable	31,607
Related Party Debt	51,000
$1,254,747

The following table details financial information included in the loss from discontinued operations:

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
Discontinued Operations of Connect Paging, Inc. d/b/a Get A Phone
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

REVENUES
Revenues	$1,022,456	$1,541,991	$4,479,216	$6,129,769
Cost of sales	(546,140)	(1,224,196)	(2,600,575)	(3,535,177)
Gross profit	476,316	317,795	1,878,641	2,594,592

OPERATING EXPENSES
Depreciation and amortization	-	15,582	15,276	46,361
Asset impairment	-	-	1,820,824	-
Professional fees	75,853	30,875	161,024	276,570
Rent	11,675	14,582	39,007	41,769
Salaries and commissions	189,789	353,931	719,342	1,000,123
Selling, general and administrative	275,605	599,926	1,356,939	1,767,340
Total operating expenses	552,922	1,014,896	4,112,412	3,132,163

(LOSS) FROM OPERATIONS	(76,606)	(697,101)	(2,233,771)	(537,571)

OTHER INCOME (EXPENSE)
Other income (expense)	71,638	-	8,383	170
Accounts Payable Settlement	-	(343,000)	-	(343,000)
Interest (expense)	(252)	(33)	(581)	(33)
Total other (expense)	71,386	(343,033)	7,802	(342,863)

NET INCOME (LOSS)	$(5,220)	$(1,040,134)	$(2,225,969)	$(880,434)

The accompanying notes are an integral part of these statements.

Note 5. Financing Transactions

Private Placements

In the second quarter of 2006, the Company sold common stock totaling $550,000. Under the terms of the private placement, accredited investors were offered restricted, common stock at a rate of $0.015 per share for a minimum investment of $50,000.

Convertible Loan Agreements

In the first quarter of 2006, the Company entered into a series of Convertible Loan Agreements with ISP V, LLC totaling $1,500,000, to be due in January 2008 with interest at a rate of 12% per year; the Company issued five year warrants to purchase 2,400,000 shares of common stock at an exercise price of $0.05. A debt discount value was calculated based upon the Black-Scholes Pricing Model applied to the warrants; and over the life of the initial note $16,825 of additional interest will be recorded relating to the accretion of the note to its face value. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 69% and the expected life was five years. The holder of the notes have the right to convert $1,500,000 of the principal to shares of Common Stock per the following: $800,000 at $.025 per share, $400,000 at $0.05 per share and $300,000 at $0.075 per share.

Senior Secured Debt and Notes Payable

In the second quarter of 2006 the Company converted $70,000 of Senior Secured Debentures into shares of the Company’s common stock at a rate of $0.025 pursuant to the Convertible Loan Agreements associated with those debentures. In the third quarter of 2006 the Company converted $50,000 of Senior Secured Debentures into shares of the Company’s common stock at a rate of $0.025 pursuant to the Convertible Loan Agreements associated with those debentures.

At September 30, 2006, the Company has secured notes totaling $10,535,716 with debt discount of $30,487 netted against the balance resulting in the secured notes payable balance of $10,505,229. All of these notes are secured by assets of the Company. Interest rates range from 6% to 12% and have Maturity Dates from July 2006 through January 2008 with one exception with a maturity in February 2020. As of September 30, 2006 the senior secured debt and notes payable outstanding amounts range from $47,627 to $2,025,000 utilizing twelve different lenders. Currently the Company is in default on five senior secured notes totaling $5,050,000 in arrearage. These notes are held by two different lenders and the Company is actively working to renegotiate the terms of these notes. More details may be found in this report Part II Item 3. Defaults upon senior securities.

Debt Collateralized by Real Estate and Construction Lines-of-Credit

Through the Company’s subsidiary Sovereign Partners, LLC, the Company maintains secured revolving construction lines-of-credit with several lending institutions for its construction projects. At September 30, 2006 the aggregate borrowings under the lines-of-credit totaled $20,639,207. Borrowings on the lines are repaid in connection with the sale of completed units. The lines-of-credit are secured by the project being constructed. Each construction line is personally guaranteed by the individual members of each development entity or an officer of the Company. Interest rates range from 8.82% to 10.25%, and have maturity dates ranging from June 2006 through May 2007, with two exceptions with maturities in May 2011 and July 2034, unless extended. As of September 30, 2006, the construction lines-of-credit outstanding amounts range from $220,000 to $3,069,563, utilizing eight different lenders

Through the Company’s subsidiary Sovereign Partners, LLC the Company has debt collateralized by real estate. These notes payable totaled $14,586,404 at September 30, 2006. Interest rates range from 7.5% to 9.75%, and have maturity dates ranging from June 2006 through August 2011. As of September 30, 2006, the notes payable outstanding amounts range from $569,364 to $4,139,063, utilizing six different lenders.

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

Pursuant to the PSA, the Pledgors pledge and grant to the Secured Party a security interest in the shares of stock and partnership interests comprising Pledgors’ interests in Sovereign Pumpkin Ridge, LLC, and, Sovereign El Rio, LLC (collectively, the “Pledged Interests”). The Pledged Interests also include without limitation all of Pledgors’ right, title and interest in and to (i) all dividends or distributions arising from the Pledged Interests, payable thereon or distributable in respect thereof, whether in cash, property, stock or otherwise, and whether now or hereafter declared, paid or made, and the right to receive and receipt therefore; (ii) all Pledged Interests into which any of the Pledged Interests are split or combined; and (iii) all other rights with respect to the Pledged Interests; provided, however, that Secured Party hereby agrees that, if and so long as Pledgors shall not be in default under this Agreement, Pledgors shall have the right to vote, or to give any approval or consent in respect of, the Pledged Interests for all purposes not inconsistent with the provisions of this Agreement.

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

Related Party Debt Summary

The Company has related party debt of $4,526,915 at September 30, 2006, utilizing ten different related parties. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from October 2006 through March 2011, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of September 30, 2006, the related party debts outstanding amounts range from $25,000 to $998,000.

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

As of the date of this report, the Company has not issued the July 1, 2006 Incentive shares per the restructure and amendment agreement.

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

Livonia and EMT agreed that should: (a) the shareholders of EMT not agree to the conversion by Cardinal of its Cardinal Secured Debt into equity in EMT, or (b) EMT does not regain trading status on the Australian Stock Exchange within one hundred and twenty (120) days of the date of the EMT Agreement, Livonia and EMT shall do all acts, matters or things to facilitate the transfer of the assets constituting the security (including but not limited to the assets of GalaVu) to Cardinal free and clear of all liens, claims, and encumbrances, in exchange for Cardinals’ agreement to extinguish the Cardinal Secured Debt. Cardinal agreed that, in the event that the GalaVu assets are transferred to Cardinal in exchange for the Cardinal Secured Debt, Livonia shall be entitled to acquire shares of Cardinal as follows: first, Livonia shall cause EMT to be sold; second, the purchase price obtained by Livonia from such sale (the “Purchase Price”) shall be paid directly to Cardinal in its entirety in exchange for shares of Cardinal common stock. The number of shares shall be determined by dividing the dollar amount of the Shell Purchase Price, converted to United States dollars, by the lower of 80% of the price per share for the five (5) trading days preceding the date of issuance, or $0.02. EMT did not regain trading status within the allotted time and on August 15, 2006 the Company and GalaVu executed an Assignment and Assumption Agreement to facilitate the transfer of GalaVu’s assets included in the security to the Company. Details of the Assignment and Assumption Agreement are described below.

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

The Debt is secured by the (a) Pledge Agreement between Entertainment Media & Telecoms Corporation (Canada), Inc., (registered in Canada) (“EMT (Canada)”), and Rentworks Limited dated March 31 2005; (b) Security Agreement between EMT (Canada) and Rentworks Limited dated March 31, 2005; (c) Security Agreement between GalaVu and Rentworks Limited dated March 31, 2005; (d) Guaranty between EMT (Canada), Inc., and Rentworks Limited dated March 31, 2005; and (e) Guaranty between GalaVu and Rentworks Limited dated March 31, 2005.

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

Assignment and Assumption Agreement

In furtherance of the obligations set forth in the Purchase Agreement related to the assets of GalaVu Entertainment Networks, Inc. (GalaVu), on August 15, 2006, the Company and GalaVu executed an Assignment and Assumption Agreement. Pursuant to the Assignment, GalaVu has assigned, conveyed, transferred and sent over to the Company all of Gala Vu's rights related to or connected with the Pledged Assets. As Assignee, the Company retained the right to accept or reject the assignment as to each of the assets. The determination of which assets to accept or reject shall be exercised at the Company's sole and absolute discretion, which discretion may be exercised by the Company at any time and from time to time for one hundred and eighty (180) days following the execution of the Assignment. For any of GalaVu's contracts that are accepted by the Company, the Company has agreed to assume and to perform all of the GalaVu's obligations under such contracts.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following information should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006.

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

Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $2,041,670 in sales for December 31, 2005 and $1,484,350 in sales for September 30, 2005. Accordingly, certain historical transactions have been reclassified on the financial statements as of September 30, 2006 and 2005. To correct this error, the Company will restate its previously filed quarterly financial statements for the first three quarters of 2005, the previously filed financial statements of and for the year ended December 31, 2005, and its previously filed quarterly financial statements for the first and second quarter of 2006.

The accompanying tables reconcile the Company's results of operations for the year ended December 31, 2005 and the Company's financial position as of December 31, 2005, both previously reported in the Company's 2005 Annual Report on Form 10-KSB, to the restated financial statements.

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$19,301,897	$(2,041,670)	$17,260,227
Cost of Sales	(16,208,757)	1,854,910	(14,353,847)
Gross Profit	3,093,140	(186,760)	2,906,380

Total operating (expenses)	(12,305,839)	(201,211)	(12,507,050)

Total other (expense)	(2,067,209)	—	(2,067,209)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(11,279,908)	(387,971)	(11,667,879)

(Income)/loss attributable to minority interest	565,792	122,956	688,748

(LOSS) FROM CONTINUING OPERATIONS	(10,714,116)	(265,015)	(10,979,131)

Income (loss) from discontinued operations	$(511,162)	$—	$(511,162)

NET (LOSS)	$(11,225,278)	$(265,015)	$(11,490,293)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.04)	$(0.00)	$(0.04)

Income/(loss) from discontinued operations	$(0.00)	$(0.00)	$(0.00)

Net (loss)	$(0.04)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	258,985,141	258,985,141	258,985,141

December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$15,168,502	$—	$15,168,502
Real estate and land inventory	44,707,494	(70,966)	44,636,528
Deferred Costs of Goods Sold	—	1,860,660	1,860,660

Total Assets	$59,875,996	$1,789,694	$61,665,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$53,320,106	$—	$53,320,106
Accrued expenses and other liabilities	3,681,711	135,996	3,817,707
Deferred revenue	583,315	2,041,670	2,624,985

Total Liabilities	57,585,132	2,177,666	59,762,798

Commitments and Contingencies
Stock Committed	2,804,837	—	2,804,837
Minority Interest	2,542,406	(122,957)	2,419,449

Stockholders' equity (deficit):
Unchanged Equity	69,333,594	—	69,333,594
Accumulated (deficit)	(72,389,973)	(265,015)	(72,654,988)

Total Stockholders' Equity (Deficit)	(3,056,379)	(265,015)	(3,321,394)

Total Liabilities and Stockholders' Equity (Deficit)	$59,875,996	$1,789,694	$61,665,690

The accompanying tables reconcile the Company's results of operations for the Nine Months Ended September 30, 2005 and the Company's financial position as of September 30, 2005, both previously reported in the Company's 2005 Quarterly Report on Form 10-QSB, to the restated financial statements.

For the Nine Months Ended September 30, 2005	As Reported in 2005 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$13,758,968	$(1,484,350)	$12,274,618
Cost of Sales	(9,403,202)	1,208,741	(8,194,461)
Gross Profit	4,355,766	(275,609)	4,080,157

Total operating (expenses)	(8,727,338)	(136,379)	(8,863,717)

Total other (expense)	(1,422,713)	—	(1,422,713)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(5,794,285)	(411,988)	(6,206,274)

(Income)/loss attributable to minority interest	(180,065)	(166,142)	(346,207)

(LOSS) FROM CONTINUING OPERATIONS	(5,974,350)	(578,130)	(6,552,481)

Income (loss) from discontinued operations	$(880,434)	$—	$(880,434)

NET (LOSS)	$(6,854,784)	$(578,130)	$(7,432,915)

Income/(loss) per common share, basic and diluted:

(Loss) from continuing operations	$(0.02)	$(0.00)	$(0.03)

Income/(loss) from discontinued operations	$(0.00)	$0.00	$(0.00)

Net (loss)	$(0.03)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	243,349,435	243,349,435	243,349,435

September 30, 2005	As Reported in 2005 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$17,339,715	$—	$17,339,715
Real estate and land inventory	44,925,223	(27,020)	44,898,203
Deferred Costs of Goods Sold	—	1,165,459	1,165,459

Total Assets	$62,264,938	$1,138,439	$63,403,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$52,364,883	$—	$52,364,883
Accrued expenses and other liabilities	3,029,218	66,077	3,095,295
Deferred revenue	32,355	1,484,350	1,516,705

Total Liabilities	55,426,456	1,550,427	56,976,883

Commitments and Contingencies
Stock Committed	2,037,750	—	2,037,750
Minority Interest	4,194,583	166,142	4,360,725

Stockholders' equity (deficit):
Unchanged Equity	68,625,627	—	68,625,627
Accumulated (deficit)	(68,019,478)	(578,130)	(68,597,608)

Total Stockholders' Equity (Deficit)	606,149	(578,130)	28,019

Total Liabilities and Stockholders' Equity (Deficit)	$62,264,938	$1,138,439	$63,403,377

Certain Relationships and Related Transactions

We have certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes.

The following table sets forth the individual amounts totaling $4,526,915 due as of September 30, 2006 to related parties, and entities:

Name and Relationship	Amount	Interest	Due
		Rate	Date

Jeffrey Fiebig, Director and Shareholder	$129,920	16%	Dec ‘06
Thunderbird Management Limited Partnership, (1)	2,500,682	12%	Mar ‘11
Bob Searls, Director and Shareholder (2)	802,053	6%	May ‘33
Kerry Briggs, Director and Shareholder	275,000	10%	Oct ‘06
Investors and/or Partners in Sovereign Partners as a group	819,260	4-12%	Oct ‘06 -
			June ‘28
Total	$4,526,915

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

The accounting policies of the segments are the same as those described in the summary of critical accounting policies. Our business is conducted through separate legal entities. Each entity is managed separately as each business has a distinct customer base and requires different strategic and marketing efforts. The following table reflects the income statement and balance sheet information for each of the reporting segments at September 30, 2006:

	Real Estate	Communications	Corporate	Total

Revenue	$9,782,649	$8,941,569	$-	$18,724,218
Comprehensive net income (loss)	36,015	(589,344)	(4,841,136)	(5,394,465)
Interest (expense)	(202,971)	(139)	(1,214,519)	(1,417,629)
Depreciation and amortization	(55,258)	(235,423)	(291,092)	(581,773)
Assets	54,943,337	514,407	5,507,930	60,965,674

Current Sovereign Projects

Mountain View at West T-Bone Ranch, Greeley, Colorado

Mountain View at West T-Bone Ranch is a 21 acre multi-dwelling unit development located in southwest Greeley, Colorado with onsite amenities including a clubhouse with pool, hot tub, and fitness room. The completed project will have 215 units consisting of two-story flats with detached garages, along with 7-unit and 4-unit town homes with attached garages. To date, 94 units, three of the units are models, have been sold with an average sale price of $140,489. As of September 30, 2006, we had 7 units representing $1,178,800 of deferred revenue representing sales of units which we can not recognize the revenue pending the satisfaction of future obligations. These units had an average sales price of $168,400.

The Renaissance at Fox Hill, Greeley, Colorado

The Renaissance at Fox Hill is a 13 acre multi-dwelling unit development located in Greeley, Colorado. The completed project will contain 123 dwelling units consisting of two story stacked flats/carriage units with direct access garages and 4-unit town homes with attached garages. To date, 49 units have been sold with an average sale price of $173,512. As of September 30, 2006, we had 3 units representing $748,525 of deferred revenue representing sales of units which we can not recognize the revenue pending the satisfaction of future obligations. These units had an average sales price of $249,508.

Colony Ridge Condominiums, (Settler’s Chase) Thornton, Colorado

The Colony Ridge Condominiums are a mix of 4 three-story stacked flats over one level of underground parking with elevators, and 98 town home-style residences on an 11.65 acre parcel in Thornton, Colorado. Colony Ridge at Settler’s Chase is the final phase in the master planned community of Settler’s Chase, located in Thornton, Colorado. To date, 36 units, four of the units are models, have been sold with an average sale price of $183,918.

SR Condominiums, Parker, Colorado

The SR Condominiums are a mix of two and three story stacked flats with detached garages marketed as Hunter’s Chase Condominiums in Parker, Colorado. The completed project will include 188 dwelling units situated on a 13 acre parcel and includes a clubhouse featuring an outdoor swimming pool and spa. To date, 35 units, two of the units are models, have been sold with an average sale price of $156,928.

Millstone at Clear Creek, Golden, Colorado

The Millstone at Clear Creek consists of three four-story condominium buildings each with a ground level parking structure located on an approximately 1.7 acre parcel in Golden, Colorado. The completed project will have 78 dwelling units. To date, 21 units have been sold and 51 units are under contract. The sold units have an average sales price of $274,493, and the average contracted sales price is $349,904.

Sovereign Pumpkin Ridge, Greeley, Colorado

The Pumpkin Ridge development consists of 78 lots in the Pumpkin Ridge subdivision located in west Greeley, Colorado. The plan is to build single and two-story single family detached residences on each of the lots. To date, 24 units, three of the units are models, have been sold with an average sale price of $278,794.

Settler’s Commercial Development, Thornton, Colorado

Settler’s Commercial Development is the commercial/retail component of a master planned community. This 3.8 acre parcel is the final phase of the Settler’s Chase subdivision to be developed and is located in Thornton, Colorado. Building construction began in December 2005 and the estimated start of delivery of space to tenants is scheduled before year end 2006. 3 Margaritas Restaurants will anchor the site and negotiations with other tenants are ongoing.

Sovereign Parker Commercial, Parker, Colorado

Parker Commercial consists of 18.5 undeveloped commercial acres located within the downtown core of Parker, Colorado. This property is currently on the market for approximately $3.5 million.

Legacy of Shorewood, Shorewood (Milwaukee), Wisconsin

Legacy of Shorewood is a 40 unit condominium project in the Village of Shorewood, a suburb of Milwaukee. It is a single building, converted from its prior use as an assisted living facility, renovated and rebuilt into 40 individual condominiums. It is a 4-story structure with underground parking and elevator access. To date, 29 units have been sold with an average sales price of $230,693.

El Rio Country Club, Arizona

El Rio consists of approximately 640 acres of land dedicated to a gated community anchored by an 18-hole golf course. Sovereign Homes of Arizona has been named one of the Preferred Builders for the 1600-home, master planned community project in northwest Arizona's Mojave Valley.  One model is currently under construction which is expected to be finished in January 2007.

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2005 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the Nine Months Ended September 30, 2006, we incurred a net loss of $5,382,365. As of September 30, 2006, Cardinal had an accumulated deficit of $77,947,136. We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Nine Months Ended September 30, 2006 And 2005 (Restated)

Discontinued Operations

The Company reclassified the income statement results for its wholly owned subsidiary, Connect Paging, Inc. d/b/a Get A Phone from the historical presentation to discontinued operations for all periods presented.

Revenues

For the Nine Months Ended September 30, 2006 and 2005 (restated), Cardinal had revenue of $18,724,218 and $12,274,618 respectively, an increase of $6,449,600. This increase is primarily due to increased real estate sales. The Company’s 2006 revenues are derived primarily from the sale of residential units, rental from commercial properties, fees from mortgage operations, telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the Nine Months Ended September 30, 2006 and 2005 (restated), operating expenses were $5,746,583 and $8,863,718, respectively, a decrease of $3,117,135. The decrease was primarily due to reduced professional and consulting fees. During the Nine Months Ended September 30, 2006, operating expenses consisted primarily of professional and consulting fees of $1,368,897 , of which $657,879 were paid in stock, salaries and commissions of $1,980,969 of which $650,993 were paid in stock, other general and administrative expenses of $1,083,820.

Loss From Continuing Operations Net Loss

For the Nine Months Ended September 30, 2006, we had a loss from continuing operations of $3,156,396 or $0.007 per share. In the comparable period of the prior year, we had a loss from continuing operations of $6,552,481 or $0.027 per share. The decrease in loss from continuing operations period over period is primarily the result of lower operating expenses.  Specifically, the Company lowered staffing related expenses by reducing staff and salaries, lowered professional fees and lower deprecation and amortization.

Income and Loss From Discontinued Operations

For the Nine Months Ended September 30, 2006, we had a loss from discontinued operations of $2,225,969 or $0.005 per share. In the comparable period of the prior year, we had a loss from discontinued operations of $880,434 or $0.004 per share. The increased loss from discontinued operations period over period is directly attributable to the impairment of goodwill associated with Get A Phone of $1,820,824 and reduced revenues of $1,650,553.

Net Loss

For the Nine Months Ended September 30, 2006, we had a net loss of $5,382,365 or $0.012 per share. In the comparable period of 2005 (restated), we had a net loss of $7,432,915 or $0.031 per share. The decrease in net loss period over period is directly attributable to the reduction of operating expenses by $3,117,135 overcoming the additional expense of $1,820,824 goodwill impairment associated with discontinued operations.

Liquidity

We have a minimum cash on hand to meet the current operational needs of the business. We are actively seeking additional sources of cash through additional financing and equity transactions in order to meet the short term cash needs of the business. If we are unsuccessful in these efforts, we may not be able fund the operational needs of the business through the remaining months of fiscal year 2006. Historically, we have funded our construction and telecommunication activities with internally generated cash flows, existing credit agreements, and equity financing. For the Nine Months Ended September 30, 2006 our operations used $844,603 of cash and at September 30, 2006 we had cash on hand of $434,594. As we grow, we expect operations to continually use cash since our construction projects use a large portion of operational cash which is provided by construction lines of credit. Operating, investing and financing activities used a total of $550,015 net cash in the Nine Months Ended September 30, 2006 compared to generating $158,900 of cash in the same period in 2005 (restated).

Currently we are in default with four of our creditors representing 7 of our notes totaling $9,402,850 in arrearage. We are actively seeking to renegotiate the terms of these debts. More liquidity information is available in the future obligation note below and Part II Item 3. Defaults upon senior securities

Cash Used in Operating Activities

During the Nine Months Ended September 30, 2006, our operations used cash of $844,603 compared to using $5,347,909 during the same period in 2005 (restated). For the Nine Months Ended September 30, 2006 and 2005 the use of cash was a direct result of expanded construction projects. During the Nine Months Ended September 30, 2006, $250,916 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2005 (restated) we incurred accreted interest expense of $580,431.

Cash Provided by Investing Activities

During the Nine Months Ended September 30, 2006, we engaged in significant capital investment activity, primarily through the purchase of a notes receivable from GalaVu for $1,052,560. The total value of capital investments for the period used $1,069,686 compared to a net cash gain for the same period in 2005 (restated) of $871,955.

Cash Provided by Financing Activities

During the Nine Months Ended September 30, 2006, financing provided cash of $1,364,274 compared to providing $4,634,854 during the same period in 2005 (restated). The majority of our increased borrowings came from related party notes payable. The balance of our increased financing came from stock subscription agreements.

Future Obligations

The following table sets forth contractual obligations as of September 30, 2006:

		2 Years		More than
Contractual Obligations	Total	or less	3-5 years	5 years
Land and construction loans	$35,225,611	$30,893,567	$569,364	$3,762,680
Related party debt	4,526,915	1,224,180	2,500,682	802,053
Notes payable, net of $30,487 debt discount	10,505,229	9,971,700	-	533,529

Total	$50,257,755	$42,089,447	$3,070,046	$5,098,262

The majority of our obligations over the next 2 years consist of revolving land and construction loans which are paid off as real estate inventory is sold and extended as new construction is performed. We are working with both our notes payable and related party debt holders to extend their terms. However we are in default with four of our creditors representing 7 of our notes totaling $9,402,850 currently in arrearage. More details may be found in this report’s Part II Item 3 Defaults upon senior securities. If the debentures are not extended, paid or converted; the debenture holders could foreclose on our assets.

Future Cash Flow

Our telecommunications subsidiary, Cardinal Broadband, receives monthly recurring revenues provided by their subscriber base. The total costs associated with these subscribers has historically exceeded revenues, however we are striving to increase our subscriber base and lowering our costs in an attempt to generate excess cash flow. If we are unsuccessful at increasing our cash flow generated from this subsidiary our operations may be curtailed or ceased all together. When analyzing our operational cash flow one should bear in mind that as we develop real estate inventory, the expense is reflected in operations, however the construction loans directly related to this expense are reflected in our financing activities.

We do not expect to be profitable for the year ended December 31, 2006. Our auditors have issued a going concern opinion for our Company which means that given our current operations our auditors believe there is a possibility we will not continue in operation long enough to realize our investment in assets through operations (as opposed to sale). In order to mitigate this possibility, we constantly monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including debt and securities offerings.

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

Item 3. Controls and Procedures.

Material Weaknesses in Collecting And Processing Financial Information

Management has determined that certain material weaknesses in our internal controls over the financial reporting process existed at December 31, 2005 and through the quarter ended September 30, 2006. Specifically, management has determined that there is a material weakness in the controls over recording, processing, classes of transactions and disclosure and related assertions included in the financial statements from our subsidiaries and incorporating and consolidating that information into the holding company’s financial records.

Management did not identify the appropriate accounting treatment for certain transactions involving the sale and subsequent leaseback of residential units as it relates to the timing of revenue and expense recognition. Management was not aware of the material impact of the specific transactions on the consolidated financial statements and may have inadvertently not provided our auditors with the specific lease agreements for these transactions. We believe this weakness is attributable to the fact that we experienced a high degree of employee turnover at the time of acquisition of our Sovereign subsidiary. At the time of the acquisition, certain policies and procedures to assure that all transactions had proper documentation had not been implemented. Contributing factors include the fact that we inherited these accounting systems when we acquired these businesses, the information processing problems have been aggravated by the turnover of staff and we had a decentralized accounting department. Management believes that this situation reflects a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that our inability to identify the proper accounting treatment and assess the impact on the financial statements in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  Management has identified a material misstatement in our financial statements through the quarter ended June 30, 2006 as a result of this weakness, and we have restated prior periods accordingly (See Note 3 of the financial statements). We advised our auditors when we became aware of the weakness in our accounting systems due to the nature of the documentation related to a specific set of transactions.   We have taken specific steps to correct this weakness in regards to the documentation and we have restated the prior period financial statements accordingly. We have recently implemented a centralized accounting team, including a Controller and a Chief Financial Officer. We have also implemented additional procedures regarding the requirements of increased level of documentation related to all transactions. We believe that these actions will address our concerns.

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

The Company was a defendant in an arbitration proceeding styled Douglas O. McKinnon v. Cardinal Communications, Inc. pending before the American Arbitration Association in Denver, Colorado. The demand for arbitration was filed on July 29, 2005. Mr. McKinnon was seeking $360,000, representing two years salary pursuant to an employment agreement with the Company. The parties have settled the claim for a one year consulting services agreement valued at $242,000 payable in stock over the course of twelve months and the Company is recording the consulting expense in the period incurred. The Company failed to transfer stock under this settlement and have been informed by Mr. McKinnon that the Company is in default and that the full amount is now due.

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

In a related action, Sovereign and Mr. Garneau, in his capacity as Manager of Sovereign and Mountain View, were named in a lawsuit brought by several individual members of Mountain View, claiming unspecified damages for breach of contract by Sovereign and Mr. Garneau, and for other causes of action against Mr. Garneau individually. That case is styled Yale King et al. v. Sovereign Companies, LLC et al., Case No. 2005-CV-1008 and was filed in June 2005 in Weld County District Court in Colorado. This action was subsequently dismissed for improper venue and transferred to Denver County District Court. Both related cases have been stayed pending a determination as to where the two cases should proceed; on June 16, 2006, the Court determined that the matters should be consolidated and transferred to the District Court of the City and County of Denver. Sovereign disputes the allegations of the other Mountain View members and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common and preferred stock.

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

Sovereign Companies, LLC and Sovereign Developments, LLC, (collectively “Sovereign”),  wholly owned subsidiaries of the Company, were sued by Jech Excavating, Inc. in a case styled  Jech Excavating, Inc. v. Riverplace
Condominiums, LLC et al., Case No. 55-CV-06-2028, in Olmstead County District Court, Minnesota. The lawsuit was filed on February 22, 2006 and alleged breach of contract under a promissory note relating to the performance of excavating work at the Riverplace development. The action also asserted a claim against Mr. Garneau and others individually. The Plaintiff sought damages of $664,000 together with interest and attorney’s fees. The parties subsequently reached a full and final settlement whereby Sovereign paid Jech Excavating $638,000 in settlement of all claims with funds that were derived from the sale of the Riverplace property. Jech has dismissed the action and an Order for Dismissal was entered onAugust 10, 2006. No further action is pending.

The Company was named as a defendant in a proceeding styled AMCO Insurance Company, as Subrogee of Poor Boy Bagels v. Sovereign Homes of Colorado, a division of Sovereign Companies LLC, Case No. 06C18852, filed in the County Court for Denver County, Colorado, on July 10, 2006. The complaint alleged that the defendant negligently severed a power line while performing construction operations, and sought $2,134 in damages, which includes interest. The Company demonstrated during discovery that the plaintiff's claims were factually baseless and the plaintiff voluntarily dismissed the complaint against the Company with prejudice on October 15, 2006.

On August 11, 2006, a Chapter 11 bankruptcy petition was filed for Connect Paging, Inc, d/b/a Get A Phone in the Western District of Texas Federal Bankruptcy Court styled In Re: Connect Paging, Inc., Case No. 06-51519. Connect Paging, Inc. d/b/a Get A Phone is a wholly owned subsidiary of the Company currently held for sale. Connect Paging, Inc. requests temporary relief from its creditors while it restructures its debt. On October 25, 2006, the Company filed a Complaint for Injunctive Relief and sought a Temporary Restraining Order arising from the unauthorized exercise of dominion and control over the assets of the debtors by Byron Young, Brandon Young, and Brian Young. On October 30, 2006, Connect Paging filed a Complaint against Cardinal Communications, Inc., and its Chief Executive Officer, Edouard Garneau, seeking return $534,102.70, which was allegedly transferred to Cardinal within two years before Connect Paging filed its Bankruptcy petition, and seeking other monetary damages. The parties have reached a settlement pursuant to which the claims of the parties will be dismissed with prejudice and all parties shall release claims. Mr. Garneau is a member of the Company’s Board of Directors and indirectly owns and controls shares of the Company’s common and preferred stock.

The Company is a defendant in a proceeding styled Jantaq, Inc. v. Cardinal Communications, Inc., Case No. BC350688, filed in the Los Angeles County Superior Court on April 13, 2006. The complaint alleges breach of contract and fraud claims against the Company and seeks $300,000 in damages together with interest and attorney’s fees. On June 7, 2006, the Company filed Counterclaims against Jantaq seeking damages and alleging that it is excused from any contract obligations owed to Jantaq due to Jantaq's conduct, including but not limited to insider trading, fraud, and unfair business practices. The Company intends to vigorously defend and prosecute the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

On August 15, 2006, C Group Holdings, LP and Gale D. Pipkin filed a complaint against Cardinal Communications, Inc.; Sovereign Companies, LLC; Sovereign Partners, LLC; Sovereign Developments, LLC; Sovereign Group Holdings, Inc.; Sovereign GP, LLC; and SovCo Holdings, LLLP. The plaintiffs claim breach of a stock purchase and sale agreement regarding partnership interests in SovCo Holdings, LLLP and Sovereign Group Holdings, Inc. The plaintiffs also claim breach of fiduciary duty, conversion, unjust enrichment and breach of duty of good faith and fair dealing. The defendants generally deny all of the claims, and the Company has moved to dismiss for failure to state a claim upon which relief can be granted based on the fact that the Company was not a party to the subject agreement. The remaining defendants have asserted claims against the plaintiffs and against Randal Craven, the owner of C Group Holdings and a former employee of Sovereign Companies, LLC, for fraudulent inducement to enter into the subject agreement, negligent misrepresentation, breach of fiduciary duty, breach of contract and a claim for set-off. The Court has not yet ruled on the motion to dismiss, and as such, the case is not yet at issue. The Company intends to vigorously defend and prosecute the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

R & K Glass, Inc., filed a complaint against Colony Ridge Development, LLC, a majority owned subsidiary of the Company, on May 22, 2006, alleging that Colony Ridge Development owed approximately $8,000 to R & K Glass for materials supplied to that development project. The parties have entered into a settlement agreement resolving the dispute and dismissing the action.

On September 19, 2006, Pro Fab Framing, Inc., filed a claim against Foxhill Development, LLC, a majority owned subsidiary of the Company, regarding dispute over non-payment in the amount of $277,000.00. The Company generally denies all of the claims and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

Pro Fab Framing, Inc., filed a claim on July 14, 2006, against Mountain View at T-Bone, LLC, a majority owned subsidiary of the Company, regarding a dispute over non-payment in the amount of approximately $74,195.96. The Company generally denies all of the claims and intends to vigorously defend the action. However, the Company cannot control the outcome and extent of the losses, if any, that may be incurred.

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

We have incurred annual operating losses since our inception. As a result, at September 30, 2006, we had an accumulated deficit of $77,947,136 . Our gross revenues for the Nine Months Ended September 30, 2006 and 2005, were $18,724,218 and $12,274,618 with losses from operations of $2,297,884 and $4,783,561 and net losses of $5,382,365 and $7,432,915 respectively.

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

WE HAVE SENIOR SECURED UNCONVERTED DEBENTURES TOTALING $5,550,000 DUE IN 2006, COLLATERALIZED BY ALL OUR ASSETS. WE DO NOT HAVE THE FUNDS AVAILABLE TO PAY THESE DEBENTURES IF NOT CONVERTED INTO COMMON STOCK. IF THE DEBENTURES ARE NOT PAID OR CONVERTED, THE DEBENTURE HOLDERS COULD FORECLOSE ON OUR ASSETS.

We have entered into a series of private placements totaling $5,550,000 in senior secured debentures, convertible into common stock. Senior Secured debentures totaling $4,300,000 were due in July 2006 and are currently in default. We do not currently have the funds to pay these debentures and we cannot assure you that we will have the funds to pay them. If the debentures are not paid or converted, the debenture holders could foreclose on all of our assets. The debentures are collateralized by all of our assets.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At September 30, 2006, we had 20,896,523 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares.

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

AN ADVERSE CHANGE IN ECONOMIC CONDITIONS COULD REDUCE THE DEMAND FOR HOMES AND, AS A RESULT, COULD REDUCE OUR EARNINGS.

Changes in national and regional economic conditions, as well as local economic conditions where our subsidiaries conduct operations and where prospective purchasers of our homebuilding subsidiaries’ homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, housing demand, interest rates and population growth may reduce demand and depress prices for our homebuilding subsidiaries’ homes. This, in turn, can reduce our earnings. A material decline in the value of new residential housing could also result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Any pronounced down cycle in the homebuilding industry in Colorado, Arizona and Wisconsin, could cause demand for our homes and land that we own to weaken significantly.

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

41.   (a) Securities Issued. In July 2006; 816,386 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Robert Schechter.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable plus interest totaling $20,410.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

42.   (a) Securities Issued. In June 2006; 816,386 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Shimon Fishman.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable plus interest totaling $20,410.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

43.   (a) Securities Issued. In June 2006; 2,499,088 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Atlas Equity Group, Inc.

(c) Consideration. Such shares were issued pursuant to satisfy a Note Payable plus interest totaling $102,047.

(d) Exemption from Registration. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser is a sophisticated investor capable of evaluating an investment in the Company.

44.   (a) Securities Issued. In July 2006; 3,333,34 shares of the Company's common stock were issued.

(b) Underwriter, Purchaser or Recipient. Such shares of stock were issued to Jeffrey Schetgen.

(c) Consideration. Such shares were issued pursuant to a stock subscription agreement valued at $50,000.

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

Crestview Capital Master, LLC

As of the date of the filing of this report the Company is in default in payment of four notes payable to Crestview Capital Master, LLC (Crestview) totaling $4,300,000 due in principal and related accrued interest. The total principal and interest matured on July 1, 2006. The Company is currently in negotiations with Crestview to resolve the outstanding balance.

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

None.

Item 5. Other Information

Subsequent Events

 None.

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

Date: November 20, 2006

CARDINAL COMMUNICATIONS, INC.

	By:	/s/ Edouard A. Garneau
Edouard A. Garneau
Chief Executive Officer

By:	/s/ D. Brian Karr
D. Brian Karr
Chief Financial Officer