Form 10KSB/A
period 2005-12-31
CARDINAL COMMUNICATIONS, INC
filed 2006-12-01
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 .

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________   To __________________

Commission file number    001-15383

Cardinal Communications, Inc.
(Name of small business issuer in its charter)

Nevada	91-2117796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11101 West 120th Avenue, Suite 220, Broomfield Colorado	80021
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (303) 285-5379

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock	OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None.

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐
Note -Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

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

Yes ☐    No  ☒
State issuer’s revenues for its most recent fiscal year $25,864,395 .

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No  ☒

EXPLANATORY NOTE

Cardinal Communications, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006 (the “Report”), for the purpose of improving our public disclosure including information that was to be furnished with our proxy materials sent to security holders of Cardinal Communications.

This report includes amendments to items:
Item 1a The removal of an incorrect debt compliance statement in our risk factors;
Item 6 Amending our controls and procedures disclosure;
Item 6 Amending our liquidity and capital Resources disclosure;
Item 10 Correcting our executive compensation table ;
Item 15 As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A under Item 15;
The Consolidated Financial Statements for the years ended December 31, 2005 and 2004 have been corrected for an accounting error whereby the Company prematurely recognized $2,041,670 of sales in 2005. Please see Correction of an Error in Previously Issued Financial Statements under in the Notes to Consolidated Financial Statements for the years ended December 31, 2005 and 2004: Note 3 for more details;
In the Notes to Consolidated Financial Statements for the years ended December 31, 2005 and 2004: Note 13 the disclosure of an unestimatable contingency; and
To correct typographical errors and to make certain tabular changes in the Registrant’s consolidated financial statements and notes thereto.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and does not purport to reflect any information or events subsequent to the filing thereof.

PART I

Item 1.  Description of Business

The Company

The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc." In July 1999 the name was changed to "USURF America, Inc.", and in 2005 the name was changed to “Cardinal Communications, Inc.” Our headquarters are located at 11101 West 120th Avenue, Suite 220, Broomfield, Colorado 80021; our telephone number is (303) 285-5379.

The Company is a publicly-traded diversified communications organization with a highly synergistic set of core assets and capabilities. The Company includes Cardinal Broadband, Connect Paging Inc. d/b/a Get-A-Phone, and Sovereign Companies (Sovereign Homes, Sovereign Realty and Lighthouse Lending).

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

Cable Television Regulation

Regulatory Status and Regulation of Private Cable Operators . Franchise cable operators are subject to a wide range of FCC regulations regarding such matters as the rates charged for certain services, transmission of local television broadcast signals, customer service standards/procedures, performance standards and system testing requirements. In addition, the operator's franchise, which can be issued at the municipal, county or state level, typically imposes additional requirements for operation. These relate to such matters as construction, provision of channel capacity and production facilities for public educational and government use, and the payment of franchise fees and the provision of other "in kind" benefits to the city.

The operator of a video distribution system that serves subscribers without using any public right-of-way, as we do, referred to generally as a private cable operator (PCO), is exempt from the majority of FCC regulations applicable to franchised systems which do use public rights-of-way. Moreover, a state or local government cannot impose a franchise requirement on such operators.

Access to Property . Federal law provides franchise cable operators access to public rights-of-way and certain private easements. These provisions generally have been limited by the courts to apply only to external easements and franchise operators have not been able to use these rights to access the interior of MDUs without owner consent. In some jurisdictions, franchise operators have been able to use state or local access laws to gain access to property over the owner's objection and in derogation of a competing provider's exclusive contractual right to serve the property. These "mandatory access" statutes typically empower only franchise cable operators to force access to an MDU and provide residential service regardless of the owner's objections. Thus, in jurisdictions where a mandatory access provision has been enacted, a franchise operator would be able to access an MDU and provide service in competition with us regardless of whether we have an exclusive ROE with the owner. The ability of franchise operators to force access to an MDU and take a portion of the subscriber base could negatively affect our operating margin at a particular property. It is often the case, particularly at the local level, that the mandatory access provision is suspect under constitutional principles because, for example, it does not provide the MDU owner compensation for the "taking" of its property.

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

Inside Wiring . In 1998, the FCC issued rules governing the disposition of inside wiring by incumbent operators in MDUs upon termination of service when the incumbent operator owns the wiring. In some instances, a provider, such as us, faces difficulty in taking over a property because the ownership of the wiring is uncertain or contested and the property owner is hesitant to allow installation of additional wiring. These rules, in general, were designed to foster competition from new providers and require the incumbent operator to choose between sale, removal or abandonment of the wiring within certain time constraints.

Regulation of Franchise Cable Television Rates . The FCC, through local governments, regulates the rates that franchised cable systems can charge for basic monthly service and certain customer premises equipment, unless "effective competition" exists in a local market. This general requirement does not apply to charges for pay services. Further, the regulations allow certain bulk discounts to MDU customers, enabling franchised cable systems to be more competitive with private cable operators such as us.

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

We have incurred annual operating losses since our inception. As a result, at December 31, 2005, we had an accumulated deficit of $72,564,773 . Our gross revenues for the years ended December 31, 2005 and 2004, were $25,864,395 and $6,479,419 , with losses from operations of $9,767,314 and $10,916,382 and net losses of $11,400,077 and $17,302,850 respectively.

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

We are not planning on any significant additions to plant, equipment, or employee counts throughout the year .

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

Through the Company’s subsidiary Sovereign Partners, LLC the Company has both debt collateralized by real estate and other unsecured term debt. These notes payable totaled $39,647,282 at December 31, 2005. Interest rates range from 5% to 10.75%, and have maturity dates ranging from January 2006 through February 2020. As of December 31, 2005, the notes payable outstanding amounts range from $43,000 to $4,172,052, utilizing thirteen different lenders. Currently the Company is renegotiating a matured debt in the amount of $2,010,349 which is included in the above total.

The Company has related party debt of $4,384,284 at December 31, 2005. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from October 2006 through November 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of December 31, 2005, the related party debts outstanding amounts range from $1,000 to $811,060.

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

Controls and Procedures

Material Weaknesses in Collecting And Processing Financial Information

Management has determined that certain material weaknesses in our internal controls over the financial reporting process existed at December 31, 2005. Specifically, management has determined that there is a material weakness in the controls over recording, processing, classes of transactions and disclosure and related assertions included in the financial statements from our subsidiaries and incorporating and consolidating that information into the holding company’s financial records.

Management did not identify the appropriate accounting treatment for certain transactions involving the sale and subsequent leaseback of residential units as it relates to the timing of revenue and expense recognition. Management was not aware of the material impact of the specific transactions on the consolidated financial statements and may have inadvertently not provided our auditors with the specific lease agreements for these transactions. We believe this weakness is attributable to the fact that we experienced a high degree of employee turnover at the time of acquisition of our Sovereign subsidiary. At the time of the acquisition, certain policies and procedures to assure that all transactions had proper documentation had not been implemented. Contributing factors include the fact that we inherited these accounting systems when we acquired these businesses, the information processing problems have been aggravated by the turnover of staff and we had a decentralized accounting department. Management believes that this situation reflects a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that our inability to identify the proper accounting treatment and assess the impact on the financial statements in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  Management has identified a material misstatement in our financial statements through the year ended December 31, 2005 as a result of this weakness, we have restated prior periods accordingly (See Note 3 of the financial statements). We advised our auditors when we became aware of the weakness in our accounting systems due to the nature of the documentation related to a specific set of transactions.   We have taken specific steps to correct this weakness in regards to the documentation and we have restated the prior period financial statements accordingly. We have recently implemented a centralized accounting team, including a Controller and a Chief Financial Officer. We have also implemented additional procedures regarding the requirements of increased level of documentation related to all transactions. We believe that these actions will address our concerns.

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

Results of Operations Years Ended December 31, 2005 and 2004.

Revenues

For the year ended December 31, 2005 Cardinal had $25,864,395 in revenue compared to $6,479,419 for the years ended December 31, 2004. During the year ended December 31, 2005, In 2005 revenues were primarily derived from sales of residential real property. In 2004, Cardinal's revenues were derived primarily from the sale of voice services from it wholly owned subsidiary Connect Paging Inc. These revenues are recognized and recorded on an accrual basis. In 2006 we expect the revenues to still be primarily derived from sales of residential real property; however we do expect sales to increase as new communities are ready for sale.

Operating Expenses

For the years ended December 31, 2005 and 2004, operating expenses were $16,670,963 and $13,808,100 , respectively. During the years ended December 31, 2005 and 2004, operating expenses consisted primarily of professional and consulting fees of $3,099,242 and $5,149,546, respectively, salaries and commissions of $4,324,625 and $1,566,196, respectively, and other general and administrative expenses of $4,038,702 and $2,637,952 respectively, consisting primarily of $1,512,916 and $1,063,313 respectively in amortization and depreciation and $548,612 and $117,835 respectively in rent. The increase in these expenses was directly related to the Company’s acquisition of Sovereign Partners, LLC. The Company is not expecting significant changes in its operating expenses in 2006.

Net loss

For the year ended December 31, 2005, Cardinal had a net loss of $11,400,077 or   $0.04 net loss per share. For the year ended December 31, 2004, Cardinal had a net loss of $18,152,850, or $0.11net loss per share. The Company is expecting to continue reducing its net loss and at some point in 2006 become profitable, however it is uncertain if the Company will be profitable for the year ended December 31, 2006.

Liquidity and Capital Resources

Historical information regarding sources of cash and capital expenditures

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and telecommunication activities with internally generated cash flows, existing credit agreements, and equity financing. At December 31, 2005, we had cash and equivalents of $1,079,117 and $11,694,658 of senior notes outstanding. Other financing included land and construction loans totaling $34,188,216 and related party debt of $4,384,284 . Operating, investing and financing activities provided net cash of $348,745 in 2005; in 2004 these activities provided net cash of $657,775

Our debt-to-total capitalization was approximately 96% at December 31, 2005. As a result our independent auditors have issued a going concern opinion. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Currently, Cardinal believes that it will have sufficient cash from the private placements of its securities and operations, including cash generated from our Sovereign subsidiary, to continue its current business operations.

Cash Used in Operating Activities

During the year ended December 31, 2005, the Company's operations used cash of $4,767,098 compared to $4,013,532 used during the year ended December 31, 2004. In the year 2005, the Company's net loss of $11,400,077 is offset by various non-cash expenses of $6,766,129 . For each year reported, the use of cash was a direct result of the lack of revenues compared to operating expenses.

Cash Used in Investing Activities

In 2005 we generated cash of $994,066 through our investing activities compared to using $5,542,807 during 2004. For the year 2005, this primarily consisted of cash acquired in the acquisition of Sovereign Partners, LLC, while in 2004 cash was used in purchasing property and equipment and acquisitions..

Cash Provided by Financing Activities

During the year ended December 31, 2005, the total net contribution from the Company's financing activities was $4,121,777 compared to $10,214,114 in 2004. During 2005, $4,674,541 was provided by debt. Currently we have $34,188,216 in construction related debt and as our construction projects increase, construction related loans are expected to increase.
Future Obligations

The following table sets forth contractual obligations as of December 31, 2005:

		2 Years		More than
Contractual Obligations	Total	or less	3-5 years	5 years
Land and construction loans	$34,188,216	$28,597,916	$617,006	$4,973,294
Related party debt	4,384,284	3,573,224	-	811,060
Notes payable, net of $232,858 debt discount	11,694,658	11,092,071	60,000	542,587
Lease Obligations	2,746,990	908,128	843,780	995,082
Total	$53,014,148	$44,171,339	$1,520,786	$7,322,023

The majority of our obligations over the next 2 years consist of revolving land and construction loans which are paid off as real estate inventory is sold and extended as new construction is performed. We are working with both our notes payable and related party debt holders to extend their terms. If the debentures are not extended, paid or converted; the debenture holders could foreclose on our assets. The lease obligations will be paid through operating cash flow.

Future Cash Flow

Our telecommunications subsidiaries: Cardinal Broadband and Connect Paging, Inc. d/b/a Get A Phone receive monthly recurring revenues provided by their subscriber base. The costs associated with these subscribers has historically exceeded revenues, however we are striving to increase our subscriber base and lowering our costs in an attempt to generate excess cash flow. If we are unsuccessful at increasing our cash flow generated from these subsidiaries our operations may be curtailed or ceased all together.

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

We have minimum cash on hand to meet the current operational needs of the business. We are actively seeking additional sources of cash through additional financing and equity transactions in order to meet the short term cash needs of the business. If we are unsuccessful in these efforts, we may not be able to fund the operational needs of the business through fiscal year 2006. Our auditors have issued a going concern opinion for our Company which means that given our current operations our auditors believe there is a possibility we will not continue in operation long enough to realize our investment in assets through operations (as opposed to sale). In order to mitigate this possibility, we constantly monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including debt and securities offerings.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Controls and Procedures.

Material Weaknesses in Collecting And Processing Financial Information

Management has determined that certain material weaknesses in our internal controls over the financial reporting process existed at December 31, 2005. Specifically, management has determined that there is a material weakness in the controls over recording, processing, classes of transactions and disclosure and related assertions included in the financial statements from our subsidiaries and incorporating and consolidating that information into the holding company’s financial records.

Management did not identify the appropriate accounting treatment for certain transactions involving the sale and subsequent leaseback of residential units as it relates to the timing of revenue and expense recognition. Management was not aware of the material impact of the specific transactions on the consolidated financial statements and may have inadvertently not provided our auditors with the specific lease agreements for these transactions. We believe this weakness is attributable to the fact that we experienced a high degree of employee turnover at the time of acquisition of our Sovereign subsidiary. At the time of the acquisition, certain policies and procedures to assure that all transactions had proper documentation had not been implemented. Contributing factors include the fact that we inherited these accounting systems when we acquired these businesses, the information processing problems have been aggravated by the turnover of staff and we had a decentralized accounting department. Management believes that this situation reflects a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that our inability to identify the proper accounting treatment and assess the impact on the financial statements in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  Management has identified a material misstatement in our financial statements through the year ended December 31, 2005 as a result of this weakness, we have restated prior periods accordingly (See Note 3 of the financial statements). We advised our auditors when we became aware of the weakness in our accounting systems due to the nature of the documentation related to a specific set of transactions.   We have taken specific steps to correct this weakness in regards to the documentation and we have restated the prior period financial statements accordingly. We have recently implemented a centralized accounting team, including a Controller and a Chief Financial Officer. We have also implemented additional procedures regarding the requirements of increased level of documentation related to all transactions. We believe that these actions will address our concerns.

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

Compensation

		Annual Compensation					Long-term Compensation
							Awards		Payouts
Name and principal position	Year	Salary $		Bonus $	Other Annual Compensation $		Restricted Stock Awards $	Securities Underlying options/SARs #	LTIP Payouts $	All Other Compensation

Edouard A. Garneau (a)	2005	$185,000	(1)		$76,800	(7)
Chief Executive Officer

David Weisman (b)	2005	$205,000	(2)
Former Chairman of
the Board and Former
Chief Executive Officer

Douglas McKinnon (c)	2005	$180,000
Former Chief Executive
Officer

Craig Cook	2005	$150,000	(3)
Chief Administrative
Officer

Jeffrey Fiebig	2005	$180,000	(4)
Director and President of Sovereign Partners, LLC

Byron Young	2005	$120,000	(5)		$ 1,277
Director and President of Connect Paging, Inc.

Terry Zinsli	2005	$150,000	(6)
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

The Company has related party debt of $4,384,284 at December 31, 2005. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from September 2005 through October 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of December 30, 2005, the related party debts outstanding amounts range from $1,000 to $811,060.

Item 13. Exhibits

(a)(1) Financial Statements

(a)(2) Exhibits

ITEM 27. EXHIBITS

	EXHIBIT NO.	DESCRIPTION

(1)	3.1	Articles of Incorporation of Registrant

(10)	3.2	Bylaws of Registrant, as amended to date.

(3)	3.5	Articles of Amendment to Articles of Incorporation of Registrant.

(4)	3.6	Articles of Amendment to Articles of Incorporation of Registrant.

(8)	3.7	Certificate of Designation of Series A Convertible Preferred Stock

(6)	3.8	Certificate of Designation of Series B Convertible Preferred Stock

(2)	4.1	Specimen Common Stock Certificate.

(10)	4.2	Specimen Series A Preferred Stock Certificate

(10)	4.3	Specimen Series B Preferred Stock Certificate

(5)	10.1	Stock Purchase Agreement, dated April 20, 2004 by and among Registrant and Brandon Young, Brian Young and Byron Young, as shareholders of Connect Paging, Inc.

(6)	10.2	Securities Purchase Agreement dated as of January 26 2005 by and among Registrant, Sovereign Partners, LLC and each of the members of Sovereign listed on the signature pages thereto.

(6)	10.3	Registration Rights Agreement dated as of February 18, 2005 by and among Registrant, Sovereign Partners, LLC and each of the Members of Sovereign listed on the signature pages thereto

(6)	10.4	Management Agreement dated as of February 18, 2005 by and among Registrant and each of the Members of Sovereign listed on the signature pages thereto

(6)	10.5	Investor Rights Agreement dated as of February 18, 2005 by and among Registrant, each member of its Board of Directors, and each of the Members of Sovereign listed on the signature pages thereto

(6)	10.6	Employment Agreement dated as of February 18,2005 by and between Registrant and Mr. Ed Garneau

(6)	10.7	Surrender and Exchange Agreement dated as of January 31, 2005 by and between Registrant and Evergreen Venture Partners, LLC

(6)	10.8	Promissory Note in the Principal Amount of $750,000

(6)	10.9	Waiver, Consent, Surrender and Modification Agreement dated as of January 21, 2005 by and between Registrant and Crestview Capital Master LLC

(7)	10.10	Subscription Agreement dated October 29, 2004, by and between Registrant, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group

(7)	10.11	Warrant to Purchase Common Stock issued to Mercator Advisory Fund, Ltd

(7)	10.12	Warrant to Purchase Common Stock issued to Monarch Point Fund, Ltd.

(7)	10.13	Registration Rights Agreement, dated October 29, 2004, by and between Registrant, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Point Fund, Ltd and Mercator Advisory Group

(8)	10.14	Asset Purchase Agreement Dated February 6, 2004 by and between Registrant and SunWest Communication, Inc.

(9)	10.15	Agreement and Plan of Reorganization between Registrant and UTEL, Inc. and SunWest Communications, Inc. effective February 5, 2004

(10)	10.16	Colorado Office Lease Agreement

(10)	10.17	Texas Office Lease Agreement

(11)	10.18	Technology and Trademark License Agreement by and between the Registrant and GalaVu Entertainment Networks, Inc., of Toronto, Ontario, Canada

(12)	10.19	Results of Special Committee findings regarding use of S-8 Registration Statements

#	10.20	Pledge and Security Agreement by and between Registrant and Crestview Master, LLC and The Elevation Fund, LLC

#	10.21	Convertible Debenture Loan Agreement by and between Sovereign Partners, LLC and ISP V, LLC

#	10.22	Restructure and Amendment Agreement dated February 18, 2006 by and between Registrant and the original members of Sovereign Partners, LLC.

10	21.1	Subsidiaries of Registrant.

#	31.1	Certification Pursuant to 18 U.S.C. Section 1350 of President and CEO

#	31.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-26385.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, Commission File No. 333-96027.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 29, 1998.

(4) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the SEC on July 13, 1999 .

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

December 1, 2006
(Date)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ RICHARD E. WILSON	Director and Chairman of the Board	December 1, 2006
Richard E. Wilson

/s/ JEFFREY W. FIEBIG	Director	December 1, 2006
Jeffrey W. Fiebig

/s/ JOSEPH M. DURNFORD	Director	December 1, 2006
Joseph M. Durnford

/s/ ROBERT R. SEARLS	Director	December 1, 2006
Robert R. Searls

/s/ KERRY D. BRIGGS	Director	December 1, 2006
Kerry D. Briggs

/s/ D. BRIAN KARR	Chief Financial Officer	December 1, 2006
D. Brian Karr

/s/ RONALD S. BASS	Principal Accounting Officer	December 1, 2006
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
CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
MARCH 7, 2006

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Cash and cash equivalents	$1,079,117
Marketable securities	12,800
Accounts receivable, net	582,420
Other receivables	627,118
Unamortized financing costs	140,152
Deposits and prepaid expenses	829,621
Property and equipment, net	3,036,175
Real estate and land inventory	44,636,529
Deferred costs of goods sold	1,860,660
Intangibles, net	8,579,933
Other assets	281,165

Total Assets	$61,665,690

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$2,860,492
Accrued expenses and other liabilities	3,979,128
Deferred revenue	2,656,020
Land and construction loans	34,188,216
Related party debt	4,384,284
Notes payable, net of $232,858 debt discount	11,694,658

Total Liabilities	59,762,798

Commitments and Contingencies

Stock Committed	2,804,837

Minority Interest	2,329,234

Stockholders' equity (deficit):
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 8,750	1
Series B Convertible Preferred stock; issued and outstanding 100,000	10
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
298,286,941	29,828
Additional paid-in capital	69,321,768
Deferred consulting	(18,013)
Accumulated (deficit)	(72,564,773)

Total Stockholders' Equity (Deficit)	(3,231,179)

Total Liabilities and Stockholders' Equity (Deficit)	$61,665,690

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
BROOMFIELD, COLORADO
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31 2005 AND 2004

	2005	2004

REVENUES
Revenues	$25,864,395	$6,479,419
Cost of sales	(18,960,746)	(3,587,701)
Gross profit	6,903,649	2,891,718

OPERATING EXPENSES
Depreciation and amortization	1,512,916	1,063,313
Asset Impairment	3,146,866
Professional fees	3,099,242	5,149,546
Rent	548,612	117,835
Salaries and commissions	4,324,625	1,566,196
Failed acquisition costs	-	3,273,258
Selling, general and administrative	4,038,702	2,637,952
Total operating expenses	16,670,963	13,808,100

(LOSS) FROM OPERATIONS	(9,767,314)	(10,916,382)

OTHER INCOME (EXPENSE)
Other income (expense)	(67,875)	(402,119)
Accretion of interest (expense) on convertible debt	(701,528)	(5,575,105)
Accounts Payable Settlements	(396,801)	-
Loss on Debt Modification	-	(100,001)
Gain (loss) on disposition of assets	(32,750)	(39,825)
Loss on Marketable Securities	(587,200)	-
Interest (expense)	(625,573)	(269,418)
Total other (expense)	(2,411,727)	(6,386,468)

(LOSS) BEFORE MINORITY INTEREST	(12,179,041)	(17,302,850)

Loss attributable to minority interest	778,964	-

NET (LOSS) before imputed dividend	(11,400,077)	(17,302,850)

Imputed Dividend	-	(850,000)

NET (LOSS)	$(11,400,077)	$(18,152,850)

Net (loss) per common share	$(0.04)	$(0.11)

Weighted average number of shares outstanding	258,985,141	165,552,450

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Paid-In	Subscription	Deferred		Comprehensive
	Capital	Receivable	Consulting	Deficit	Income	Total
Balance December 31, 2003	$47,159,317	$-	$(1,608,373)	$(43,861,846)	$(160,000)	$1,540,566
Issuance of Common Stock for:
Cash	2,346,149	(44,585)				2,305,414
Legal Fees	59,940		(50,000)			10,000
Consulting Fees	712,243		(43,042)			669,481
Compensation	192,565	13,273				206,074
Services	2,176,176	(13,273)	(813,889)			1,350,814
Acquisitions	2,654,415					2,656,999
Issuance of Preferred Stock for Cash	999,999					1,000,000
Amortization of Deferred Consulting			2,497,804			2,497,804
Net Loss				(17,302,850)		(17,302,850)
Comprehensive Income					160,000	160,000
Loss on Debt Conversion	100,000					100,000
FAS 123 Adjustment	6,421,486					6,421,486
Balance December 31, 2004	$62,822,290	$(44,585)	$(17,500)	$(61,164,696)	$-	$1,615,788
Issuance of Common Stock for:
Return of stock for issuance of Note Payable	(748,300)					(750,000)
Stock issued settlement of notes payable	470,571	(276,125)				195,413
Legal Fees	138,775					139,000
Consulting Fees	218,336					219,122
Other Services	83,250	(1,049,514)	(65,190)			(1,028,350)
Acquisitions	2,849,000					2,852,500
Compensation	515,592					518,010
Conversion Of Preferred Stock	(250)					-
Issuance of Preferred Stock for Acquisitions	2,852,240					2,852,250
Collection of Subscription Receivable		44,585				44,585
Amortization of Deferred Consulting			64,677			64,677
Net Loss				(11,400,077)		(11,400,077)
Compensation for Subscription Receivable		1,325,639				1,325,639
Income/Loss from Discontinued Ops						0
FAS 123 Adjustment	120,264					120,264
Balance December 31, 2005	$69,321,768	$-	$(18,013)	$(72,564,773)	$-	$(3,231,179)

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2005	2004

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before minority interest	$(12,179,041)	$(17,302,850)
Adjustments to reconcile net (loss) to net cash provided by
(used) in operating activities:
Depreciation and amortization	1,512,916	1,063,313
Stock issued for consulting, fees and compensation	318,807	4,734,172
Stock options issued for consulting services	18,375	-
Stock committed for personal guarantees of debt	260,616
Accretion of interest expense on convertible debt	701,528	5,575,105
Loss on debt modification	-	100,000
Write off advances	-	1,830,000
Minority interest loss of subsidiaries attributable to parent	779,021	-
(Gain) Loss on sale of assets	28,000	-
Asset Impairment	3,146,866	402,121
Comprehensive Income	-	160,000

Changes in Operating Assets and Liabilities:
Accounts receivable	230,962	(131,894)
Financing costs	-	(702,403)
Accounts payable	777,892	212,545
Accrued expenses and other liabilities	2,664,455	163,135
Deferred revenue	2,408,970	(156,283)
Other assets and liabilities	(411,125)	39,507
Deferred costs of goods sold	(1,860,660)	-
Real estate and land inventory	(3,164,680)	-
Net cash (used in) operating activities	(4,767,098)	(4,013,532)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	(179,100)	(637,772)
Marketable Securities and securities receivable	-	(220,153)
Cash paid for acquisitions	(294,765)	(1,025,000)
Purchases of intangibles & other assets	-	(3,560,032)
Cash acquired through acquisition	1,352,147	-
Proceeds from sale of assets	115,784	(99,850)
Net cash provided by (used in) investing activities	994,066	(5,542,807)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	17,484,103	4,420,000
Proceeds from related party notes payable	1,089,391	-
Payments on notes payable	(13,396,345)	(168,300)
Payments on related party notes payable	(502,608)	-
Collections on subscriptions receivable	44,585	(44,585)
Issuance of stock for cash	-	6,006,999
Contributions by minority interest members	105,000	-
Disbursements to minority interest memebers	(702,349)	-
Net cash provided by (used in) financing activities	4,121,777	10,214,114

Net increase in cash	348,745	657,775
Cash and cash equivalents, beginning of period	730,372	72,597
Cash and cash equivalents, end of period	$1,079,117	$730,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$625,573	$3,019
Stock issued for acquisition of assets	$5,705,000	$2,656,999
Stock issued for satisfaction of debt	$471,538	-

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

Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $2,041,670 in sales for December 31, 2005. Please see Correction of an Error in Previously Issued Financial Statements under Note 3 for more details.

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

* Non operating entity at December 31, 2005.

Investments in unconsolidated entities

In accordance with the Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies , the equity method of accounting is used for affiliated LLC entities over which the Company has significant influence; generally this represents partnership equity or common stock ownership interests of at least 3% to 5% and not more than 50%. Under the equity method of accounting, the Company recognizes its pro rata share of the profits and losses of these entities and have been included in other assets.

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Real Estate	Communications	Corporate	Total

Revenue	$18,764,122	$7,100,273	$-	$25,864,395
Net Income (Loss)	(742,470)	(2,192,678)	(8,464,928)	(11,400,077)
Interest (Expense)	(394,200)	(774)	(230,599)	(625,573)
Depreciation and Amortization	394,938	447,986	669,992	1,512,916
Assets	50,174,270	2,753,152	8,738,268	61,665,690

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

Deferred Revenue

The Company recognizes revenues in the period in which the earnings process is complete with no future obligations to be performed by the Company. Revenues collected in advance of the earnings process must be recorded as deferred revenues, a liability account, for financial statement purposes. Deferred revenue at December 31, 2005 and 2004 were $2,656,020 and $247,050 respectively.

Components of Deferred Revenue at December 30, 2006

Deferred Revenue from Real Estate Sales	$2,041,670
Deferred Revenue from Communications Sales	614,350
Total Deferred Revenue	$2,656,020

Deferred Costs of Goods Sold

The Company sells real estate inventory for which sales can not be recognized until all foreseeable obligations are satisfied. Inventory that is sold, but has not completed the earnings process is recorded as deferred costs of goods sold. If future expenses are anticipated at the time the inventory is sold, these costs are accrued at the time of the sale. Deferred costs of goods sold at December 31, 2005 were $1,860,660 . There were no deferred costs of goods sold at December 31, 2004.

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

The Company capitalizes interest incurred on real estate construction and development into unit inventories. The Company capitalized interest in the amount of $2,181,377 in 2005 .

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Note 3. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $2,041,670 in sales for December 31, 2005. Accordingly, certain historical transactions have been reclassified on the financial statements as of December 31, 2005. To correct this error, the Company will restate its previously filed quarterly financial statements for the second and third quarters of 2005, and the previously filed financial statements of and for the year ended December 31, 2005.

The accompanying tables reconcile the Company's results of operations for the year ended December 31, 2005 and the Company's financial position as of December 31, 2005, both previously reported in the Company's 2005 Annual Report on Form 10-KSB, to the restated financial statements.

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

Revenues	$27,906,065	$(2,041,670)	$25,864,395
Cost of Sales	(20,815,656)	1,854,910	(18,960,746)
Gross Profit	7,090,409	(186,760)	6,903,649

Total operating (expenses)	16,469,751	201,212	16,670,963

Total other (expense)	(2,411,727)	0	(2,411,727)

(LOSS) BEFORE MINORITY INTEREST	(11,791,069)	(387,972)	(12,179,041)

(Income)/loss attributable to minority interest	565,792	213,172	778,964

NET (LOSS)	$(11,225,277)	$(174,800)	$(11,400,077)

Income/(loss) per common share, basic and diluted:

Net (loss) per common share	$(0.04)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	258,985,141	258,985,141	258,985,141

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	(Unaudited) Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$15,168,501		$15,168,501
Real estate and land inventory	44,707,495	(70,966)	$44,636,529
Deferred costs of goods sold	0	1,860,660	1,860,660

Total Assets	$59,875,996	$1,789,694	$61,665,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$53,127,650	$0	$53,127,650
Accrued expenses and other liabilities	3,843,132	135,996	3,979,128
Deferred revenue	614,350	2,041,670	2,656,020

Total Liabilities	57,585,132	2,177,666	59,762,798

Commitments and Contingencies
Stock Committed	2,804,837	0	2,804,837
Minority Interest	2,542,406	(213,172)	2,329,234

Stockholders' equity (deficit):
Unchanged Equity	69,333,594	0	69,333,594
Accumulated (deficit)	(72,389,973)	(174,800)	(72,564,773)

Total Stockholders' Equity (Deficit)	(3,056,379)	(174,800)	(3,231,179)

Total Liabilities and Stockholders' Equity (Deficit)	$59,875,996	$1,789,694	$61,665,690

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
4. GOING CONCERN

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

5.   DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consisted of the following at December 31, 2005:

Deposits	$193,433
Prepaid expenses	139,527
Escrow deposits	437,507
Other	59,154

Total deposits and prepaid expenses	$828,190

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

6. PROPERTY AND EQUIPMENT

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

7. INTANGIBLES

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

8. ACCRUED EXPENSES AND OTHER LIABILITIES

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

9. NOTES PAYABLE, RELATED PARTY DEBT AND LAND AND CONSTRUCTION LOANS

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

The Company has related party debt of $4,384,284 at December 31, 2005, utilizing twelve different related parties. Interest rates range from 4.25% to 16.00%, and have maturity dates ranging from October 2006 through November 2007, with three exceptions. Two notes amortize over thirty years maturing April 2033 and February 2034, and one note is interest only, with no stated maturity date. As of December 31, 2005, the related party debts outstanding amounts range from $1,000 to $811,060.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

10. INCOME TAXES

The significant components of deferred tax assets and liabilities were as follows at December 31:

	2 005	2004
Deferred tax assets Net operating loss carry forwards	$10,663,004	$11,816,187
Less - valuation allowance	$(10,663,004)	$(11,816,187)
Total deferred tax assets	$0	$0

The decrease in the valuation allowance was $1,153,183 and $4,585,187 for the years ended December 31, 2005 and 2004, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has net operating loss carry forwards of $43,199,994 for 2005 and $32,536,990 for 2004. These losses may be available to offset future income for income tax reporting purposes and will begin to expire in 2011.

11. STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2004 the Board of Directors granted options to certain key employees and consultants totaling 6,650,000. The options have an exercise price of $0.10 per share and are exercisable when the market price for common share of the Company's stock reaches $0.15 per share, $0.22 per share and $0.30 per share respectively. The Company used the Black-Scholes Pricing Model to calculate the fair market value of the options given to consultants as $43,499; this amount was recorded as an expense. For the Black-Scholes Pricing Model the average risk free interest rate used was 5%, volatility was estimated at 112% and the expected life was two years.

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

12. ACQUISITIONS

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

	2004
	Cardinal	GAP		Proforma Adjustments	Proforma Combined
Revenues	$6,479,420	$2,203,212			$$8,682,632

Expenses
Costs of Sales	3,587,701	766,984			4,354,685
Depreciation and amortization	1,063,313	3,750	(1)	(246,253)	820,810
General and administrative	9,471,530	936,755			10,408,285

Total Operating Expenses	14,122,544	1,707,489	(1)	(246,253)	15,583,780

Operating loss	(7,643,124)	495,723		246,253	(6,901,148)
Other Income (expense)	(9,659,726)		(2)	(94,500)	(9,754,226)

Net loss	$(17,302,850)	$495,723	(2)	$151,753	$(16,655,374)

Net loss per common share	(0.10)				(0.10)
Weighted average shares outstanding	165,552,450				165,552,450

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

Unestimatable Contingency

During 2004 and 2005 the Company retained certain debt consultants to assist the Company in resolving the issues related to Cardinal’s working capital shortages. The method under these contracts involved the debt consultants writing checks payable to Cardinal’s creditors, and the Company paying the debt consultants a fee based on the amount of debt resolved. The fee was paid in shares of the Company’s common stock and was calculated at a discount from the then-current market price for those shares. The Company issued such shares under its equity incentive plans pursuant to Cardinal’s registration statements on Form S-8, resulting in the debt consultants receiving unrestricted shares. Cardinal’s Board of Directors has since reached the conclusion that the issuance of the shares to the debt consultants pursuant to Form S-8 Registration Statements may have been improper with respect to the use of shares registered on the S-8 Registration Statements, and the shares should have been issued as restricted shares pursuant to an exemption from registration.

During 2004 and 2005, the Company issued a total of 54,213,206 shares to four debt consultants for services in connection with the resolution of corporate debts in a total amount of $2,121,167. The value of the shares (based on the market price of the shares when issued) was $3,301,660. The shares were paid for services rendered and as reimbursement of monies paid to creditors.

In response to learning that the use of shares registered on the S-8 Registration Statement may not have been proper, on the advice of counsel, the Board of Directors formed a Special Committee in October of 2005 to review and investigate all legal and accounting issues that may be related to the improper issuances of unrestricted shares. Mr. Garneau and Mr. Weisman were not selected to serve on the Special Committee, due to their relationships with certain of the debt consultants. The Special Committee hired independent counsel who confirmed the legal issues which the Company continues to investigate.

With the assistance of the Special Committee’s counsel, the Company also attempted to negotiate a resolution of the outstanding issues with the four debt consultants. In these negotiations, the Company received a return to it of 17,178,340 shares that were previously issued without a restrictive legend and reissued to those debt consultants 25,346,303 shares with a restrictive legend. Of the remaining 37,034,866 shares, the Company believes that most, if not all of them, have been resold into the public market and are no longer owned by the debt consultants. However, the Company has been unable to confirm this. The Company also sent correspondence on October 17, 2005 and November 18, 2005 to Scott Kramer of Jantaq Investments, Inc.; Michael Blank of Jango Capital; Ms. Beatrice Welles; and Mr. Ed Buckmaster informing them not to sell or effect trades in the shares registered on the S-8 Registration Statements due to improper issuances as free trading securities.

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

After reviewing the Company’s financial statements, the Company’s Board of Directors has determined that it does not believe that it must restate any of the financial information previously published and publicly filed by the Company because the amount of loss cannot be reasonably estimated. Further, there is no pending or threatened litigation relating to the improper issuance of the shares under the S-8 Registration Statement. Paragraph 10 of Statement of Financial Accounting Standards No. 5 (FASB) states that, “[i]f disclosure is deemed necessary, the financial statements shall indicate the nature of the loss or loss contingency and give an estimate of the amount or range of loss or possible loss or state that such an estimate cannot be made.”

The Company does not believe that an estimate of the potential loss contingency can be made at this time, if at all. As the Company continues its review of these legal and accounting issues, it will continue to consider the appropriate disclosures and whether a loss contingency should appropriately be recognized in its financial statements for any future or past periods.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

14. RELATED PARTIES

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