Form 10QSB/A
period 2006-03-31
CARDINAL COMMUNICATIONS, INC
filed 2006-12-06
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 001-15383

CARDINAL COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2117796
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11101 WEST 120TH AVENUE, SUITE 220, BROOMFIELD, COLORADO 80021
(Address of principal executive offices)

(303) 285-5379
(Issuer’s telephone number)
______________________________________________________________________________________
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

As of May 12, 2006, there were 445,328,774 shares of the issuer’s outstanding common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Cardinal Communications, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on May 22, 2006(the “Report”), for the purpose of improving our public disclosure.

This report includes amendments to items:

The Consolidated Financial Statements for the three months ended March 31, 2006 have been corrected for an accounting error whereby the Company prematurely recognized $380,000 of sales in 2006. Please see Correction of an Error in Previously Issued Financial Statements in the Notes to Consolidated Financial Statements Note 3 for more details;

In the Notes to Consolidated Financial Statements for the three months ended March 31, 2006 and 2005:

Note 1:	Added disclosure of Correction of an Error in Previously Issued Financial Statements; Additional Going Concern disclosure;

Note 2:	The addition of disclosures for Deferred Revenue, Deferred Costs of Goods Sold, Leasing Previously Sold Units, and Property and Equipment;

Note 3:	Disclosure of the Correction of an Error in Previously Issued Financial Statements;

Note 4:	Additional disclosure regarding Thunderbird Management Limited Partnership;

Item 2:	Added disclosure of Correction of an Error in Previously Issued Financial Statements, amended the Liquidity disclosure and added a future obligations disclosure;

Item 3:	Added a Controls and Procedures section;

Part II, Item 1A. Moved Risk Factors to this section and added a new risk factor for Requiring Additional Funding;

Exhibits 31.1 and 31.2: As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-QSB/A; and

To correct typographical errors and to make certain tabular changes in the Registrant’s consolidated financial statements and notes thereto.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, and does not purport to reflect any information or events subsequent to the filing thereof.

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 31, 2006 (Restated) (UNAUDITED)

ASSETS
(Substantially pledged)

Cash and cash equivalents	$447,363
Marketable securities	107,924
Accounts receivable, net	740,689
Other receivables net of $1,208,275 discount	1,471,192
Unamortized financing costs	80,494
Deposits and prepaid expenses	937,101
Property and equipment, net	2,849,371
Real estate and land inventory	47,594,233
Deferred costs of goods sold	2,360,413
Intangibles, net	8,557,746
Other assets	309,565

Total Assets	$65,456,091

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2006 (Restated) (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$4,273,814
Accrued expenses and other liabilities	3,772,288
Deferred revenue	3,067,362
Land and construction loans	35,426,111
Related party debt	4,622,273
Notes payable, net of $129,492 debt discount	13,234,450

Total Liabilities	64,396,298

Commitments and Contingencies

Stock Committed	2,367,992

Minority Interest	2,135,352

Stockholders' equity (deficit):
Preferred stock; par value $0.0001; issuable in series; authorized 100,000,000
Series A Convertible Preferred stock; issued and outstanding 8,750	1
Series B Convertible Preferred stock; issued and outstanding 100,000	10
Common stock; par value $0.0001; authorized 800,000,000; issued and outstanding
412,497,784	41,249
Additional paid-in capital	71,357,569
Deferred consulting	(165,173)
Other comprehensive income	7,200
Accumulated (deficit)	(74,684,407)

Total Stockholders' Equity (Deficit)	(3,443,551)

Total Liabilities and Stockholders' Equity (Deficit)	$65,456,091

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31
	2006	2005
	(Restated)
REVENUES
Revenues	$4,996,482	$4,860,642
Cost of sales	(3,570,478)	(2,385,701)
Gross profit	1,426,004	2,474,941

OPERATING EXPENSES
Depreciation and amortization	268,165	338,876
Asset impairment	85,066	-
Professional fees	681,200	993,331
Rent	162,384	63,800
Salaries and commissions	918,659	881,452
Selling, general and administrative	894,183	984,101
Total operating expenses	3,009,657	3,261,560

(LOSS) FROM OPERATIONS	(1,583,653)	(786,619)

OTHER INCOME (EXPENSE)
Other income (expense)	(63,573)	(13,604)
Accretion of interest (expense) on convertible debt	(137,343)	(186,380)
Gain (loss) on disposition of assets	-	(25,764)
Interest (expense)	(441,481)	(158,698)
Total other (expense)	(642,397)	(384,446)

(LOSS) BEFORE MINORITY INTEREST	(2,226,050)	(1,171,065)

(Income)/loss attributable to minority interest	106,416	(89,538)

NET (LOSS) before comprehensive income	(2,119,634)	$(1,260,603)

OTHER COMPREHENSIVE INCOME
Unrealized holding gain	7,200	-

COMPREHENSIVE (LOSS)	$(2,112,434)	$(1,260,603)

Net (loss) per common share	$(0.006)	$(0.006)

Weighted average number of shares outstanding	377,418,999	218,752,780

The accompanying notes are an integral part of these statements.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2006	2005
	(Restated)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss) before minority interest	$(2,226,050)	$(1,171,065)
Adjustments to reconcile net (loss) to net cash provided by
(used) in operating activities:
Depreciation and amortization	268,165	338,876
Stock issued for consulting, fees and compensation	663,328	1,169,461
Stock committed for Expenses	83,064	-
Accretion of interest expense on convertible debt	137,343	186,380
Minority interest loss of subsidiaries attributable to parent	(66,445)	-
(Gain) Loss on sale of assets	(1,990)	40,415
Asset impairment	85,066	-
(Gain) loss from discontinued operations	33,569	-

Changes in Operating Assets and Liabilities:
Accounts receivable	(158,269)	(313,693)
Accounts payable	1,379,753	(200,487)
Accrued expenses and other liabilities	(179,454)	160,449
Deferred revenue	411,342	7,007
Other assets and liabilities	101,006	(9,727)
Deferred costs of goods sold	(499,753)	-
Real estate and land inventory	(3,031,757)	(1,450,535)
Net cash (used in) operating activities	(3,001,082)	(1,242,919)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
Purchases of property and equipment	-	(44,747)
Marketable securities	(87,924)	-
Cash paid for investment in EMT	(450,030)	(294,765)
Issuance of note receivable	(602,530)	-
Purchases of intangibles & other assets	(28,400)	(64,414)
Cash acquired through acquisition	-	1,352,147
Proceeds from sale of assets	2,474	9,284
Net cash provided by (used in) investing activities	(1,166,410)	957,505

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from notes payable	5,096,797	3,109,351
Proceeds from related party notes payable	1,012,500	-
Payments on notes payable	(2,523,387)	(2,272,159)
Payments on related party notes payable	(29,151)	-
Collections on subscriptions receivable	-	44,585
Disbursements to minority interest members	(21,021)	-
Net cash provided by (used in) financing activities	3,535,738	881,777

Net increase (decrease) in cash	(631,754)	596,363
Cash and cash equivalents, beginning of period	1,079,117	730,372
Cash and cash equivalents, end of period	$447,363	$1,326,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$456,761	$44,249
Stock issued for acquisition of assets	$-	$5,705,000
Stock issued for satisfaction of debt	$1,406,234	$-

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

Three Months Ended March 31, 2005

In the first quarter of 2005, we issued 13,656,959 shares under various consulting agreements, which shares were valued at $1,160,713; however $8,750 of this expense was recorded as deferred consulting.

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

Note 1. Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements as of March 31, 2006 (restated) and for the three months ended March 31, 2006 (restated) and 2005, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Cardinal Communications, Inc. and subsidiaries (“Company”), and include the accounts of the Company and all of its subsidiaries.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the SEC on December 1, 2006. Certain reclassifications and adjustments may have been made to the categories presented in the financial statements for the comparative period of the prior fiscal year to conform to the 2006 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $380,000 in sales for March 31, 2006 (restated). This error did not effect the quarter ended March 31, 2005. Please see Correction of an Error in Previously Issued Financial Statements under Note 3 for more details.

Going Concern

As of March 31, 2006 (restated) the Company has experienced recurring losses and, as a result, there exists substantial doubt about its ability to continue as a going concern. For the Three Months ended March 31 2006, the Company incurred a net loss of $2,119,634 . As of March 31 2006, Cardinal had an accumulated deficit of $74,684,407 . The Company is actively seeking customers for its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event it cannot continue in existence. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 2. Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and all majority owned and/or controlled subsidiaries. At March 31, 2006 (restated) the Company has recorded minority interest of $2,135,352 representing third party ownership of the entities not wholly owned by the Company. Sovereign Partners, LLC a wholly owned subsidiary of the Company consolidates all operations of its subsidiaries due to a controlling financial interest or a controlling management interest in these subsidiaries. Currently the Company is formally dissolving Usurf Communications, Inc., Usurf TV, Inc. Pinnacle T-Bone, LLC and Patio Homes at T-Bone Ranch, LLC. As the Company finalizes construction projects, certain other entities will be dissolved in 2006.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year; however no employee options have been granted nor vested in 2006. As of March 31, 2006 (restated) the current and former company employees hold 6,650,000 options that were granted fully vested on August 1, 2004. The options which expire August 1, 2006 are exercisable as follows: one third (2,216,666 shares) exercisable at $0.10 per share, one third (2,216,666 shares) exercisable at $0.22 per share and one third (2,216,667 shares) exercisable at $0.30 per share.

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

Deferred Revenue

The Company recognizes revenues in the period in which the earnings process is complete with no future obligations to be performed by the Company. Revenues collected in advance of the earnings process must be recorded as deferred revenues, a liability account, for financial statement purposes. Deferred revenue at March 31, 2006 (restated) and 2005 were $3,067,362 and $254,057 respectively.

Components of Deferred Revenue at March 31, 2006

Deferred Revenue from Real Estate Sales	$2,421,670
Deferred Revenue from Management Fees	549,732
Deferred Revenue from Communications Sales	95,960
Total Deferred Revenue	$3,067,362

Deferred Costs of Goods Sold

The Company sells real estate inventory for which sales can not be recognized until all foreseeable obligations are satisfied. Inventory that is sold, but has not completed the earnings process is recorded as deferred costs of goods sold. If future expenses are anticipated at the time the inventory is sold, these costs are accrued at the time of the sale. Deferred costs of goods sold at March 31, 2006 (restated) and 2005 were $2,360,413 and $0 respectively.

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

The Company has also entered into a series of agreements to sell residential units and leased them back which the Company then holds these units for sale. The Company does not retain any ownership interest in these units. The sale of these units reduce commitments on construction lines of credit. Generally, the Company enters into one year lease agreements for these units, but the buyers have the right to sell the units during the lease period. The Company records the costs of these sales as deferred costs of goods sold until the unit is sold to another party. The revenue for these units is recognized as deferred revenue at the time of the sale. The Company then recognizes the revenue and corresponding costs of goods sold once the obligations of the Company are fully satisfied.

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

Classifications of property and equipment and accumulated depreciation were as follows at March 31, 2006 (restated):

Airplane and vehicles	$605,012
Furniture	81,988
Data Hardware	105,791
Equipment	1,773,894
Leasehold improvements	63,106
Rental real estate - campgrounds	2,414,762
Rental real estate	423,278
5,467,831

Less accumulated depreciation	(2,618,460)
Net property and equipment	$2,849,371

For the three months ending March 31, 2006 and 2005, the Company recognized $186,320 and $116,949 of depreciation expense, respectively.

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

Major components of inventory at March 31, 2006 were:

Residential/Commercial units under construction	$23,546,907
Land under development	24,047,326

Total real estate and land inventory	$47,594,233

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

Marketable Securities and Comprehensive Income

At March 31, 2006 , the Company was holding 4,000,000 shares of ZKID Network Company (OTCBB: ZKID), and the market value of the shares was $20,000, while the book value of the shares was $12,800 as of December 31, 2005 and therefore the Company recorded $7,200 as an unrealized holding gain. Subsequent to March 31, 2006 ZKID Network Company renamed itself to EATware Corporation (OTCBB: EATW) and executed a 4,000:1 reverse stock split therefore the Company now holds 1,000 shares of EATware Corporation stock.

Note 3. Correction of an Error in Previously Issued Financial Statements

The Company determined it had an accounting error recording sales when the Company still had obligations. In this error, the company had recognized $380,000 in sales for March 31, 2006 (restated); however it did not effect the quarter ended March 31, 2005. Accordingly, certain historical transactions have been reclassified on the financial statements as of March 31, 2006 (restated).

The accompanying tables reconcile the Company's results of operations for the Three Months ended March 31, 2006 and the Company's financial position as of March 31, 2006, both previously reported in the Company's 2006 Quarterly Report on Form 10-QSB, to the restated financial statements.

For the Three Months Ended March 31, 2006	As Reported in 2006 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2006

Revenues	$5,376,482	$(380,000)	$4,996,482
Cost of Sales	(4,097,400)	526,922	(3,570,478)
Gross Profit	1,279,082	146,922	1,426,004

Total operating (expenses)	2,888,044	121,613	3,009,657

Total other (expense)	(642,397)	-	(642,397)

(LOSS) BEFORE MINORITY INTEREST	(2,251,359)	25,309	(2,226,050)

(Income)/loss attributable to minority interest	72,817	33,599	106,416

NET (LOSS)	$(2,178,542)	$58,908	$(2,119,634)

Income/(loss) per common share, basic and diluted:

Net (loss) per common share	$(0.006)	$0.000	$(0.006)

Weighted average number of shares outstanding	377,418,999	377,418,999	377,418,999

For the Three Months Ended March 31, 2006	As Reported in 2006 10-QSB	(Unaudited) Adjustments	Restated Amounts for 2006

ASSETS
Unchanged Assets	$15,501,445	$-	$15,501,445
Real estate and land inventory	47,712,380	(118,147)	47,594,233
Deferred Costs of Goods Sold	-	2,360,413	2,360,413

Total Assets	$63,213,825	$2,242,266	$65,456,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$57,556,648	$-	$57,556,648
Accrued expenses and other liabilities	3,589,029	183,259	3,772,288
Deferred revenue	645,692	2,421,670	3,067,362

Total Liabilities	61,791,369	2,604,929	64,396,298

Commitments and Contingencies
Stock Committed	2,367,992	-	2,367,992
Minority Interest	2,382,123	(246,771)	2,135,352

Stockholders' equity (deficit):
Unchanged Equity	71,240,856	-	71,240,856
Accumulated (deficit)	(74,568,515)	(115,892)	(74,684,407)

Total Stockholders' Equity (Deficit)	(3,327,659)	(115,892)	(3,443,551)

Total Liabilities and Stockholders' Equity (Deficit)	$63,213,825	$2,242,266	$65,456,091

Note 4. Financing Transactions

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

The Debt is secured by the (a) Pledge Agreement between Entertainment Media & Telecoms Corporation (Canada), Inc., (registered in Canada) (“EMT (Canada)”), and Rentworks Limited dated March 31, 2006 ; (b) Security Agreement between EMT (Canada) and Rentworks Limited dated March 31,2006; (c) Security Agreement between GalaVu and Rentworks Limited dated March 31, 2006 ; (d) Guaranty between EMT (Canada), Inc., and Rentworks Limited dated March 31, 2006 ; and (e) Guaranty between GalaVu and Rentworks Limited dated March 31, 2006 .

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

Note 6 Subsequent Events

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

Correction of an Error in Previously Issued Financial Statements

We determined there was an accounting error recording sales when we still had obligations. In this error, we recognized $2,041,670 in sales for December 31, 2005 and $380,000 in sales for March 31, 2006. Accordingly, certain historical transactions have been reclassified on the financial statements as of March 31, 2006 (restated). To correct this error, we have restated our previously filed quarterly financial statements for the quarter ended June 30, 2005, the quarter ended September 30, 2005, the previously filed financial statements of and for the year ended December 31, 2005, and our previously filed quarterly financial statements for the first quarter of 2006.

Certain Relationships and Related Transactions

We have certain debt owed to individuals and/or entities that are considered to be related parties for SEC reporting purposes.

The following table sets forth the individual amounts totaling $4,622,273 due as of March 31, 2006 to related parties, and entities:

Name and Relationship	Amount	Interest Rate	Due Date
Byron Young, Director and Shareholder	$1,000	0%	None
Ed Buckmaster (1)	150,000	0%	None
Jeffrey Fiebig, Director and Shareholder	120,640	16%	Dec ‘06
Thunderbird Management Limited Partnership, Shareholder	2,500,682	12%	Mar ‘11
Bob Searls, Director and Shareholder (2)	808,102	6%	May ‘33
Jantaq, Inc. (3)	303,058	0%	*
Investors and/or Partners in Sovereign Partners as a group	738,791	4-12%	Oct ‘06 - June ‘28

Total	$4,622,273

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

	Real Estate	Communications	Corporate	Total

Revenue	$3,352,487	$1,643,995	$-	$4,996,482
Comprehensive Net (Loss)	(288,299)	(339,850)	(1,484,285)	(2,112,434)
Interest (Expense)	(213,562)	(179)	(227,739)	(441,481)
Depreciation and Amortization	96,034	100,314	71,817	268,165
Assets	52,724,100	2,988,787	9,743,205	65,456,091

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

Going Concern

Our auditor stated in its report on our financial statements for the period ended December 31, 2005 that we have experienced recurring losses and, as a result, there exists substantial doubt about our ability to continue as a going concern. For the three months ended March 31, 2006 (restated), we incurred a net loss of $2,119,634. As of March 31, 2006 (restated), Cardinal had an accumulated deficit of $74,684,407. We are actively seeking customers for our services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three months Ended March 31, 2006 (restated) And 2005

Revenues

For the three months ended March 31, 2006 (restated) and 2005, Cardinal had revenue of $4,996,482 and $4,860,642 , respectively, an increase of $135,840 . This increase is primarily due to recording a full quarter of Sovereign Partners, LLC revenue in 2006 whereas we only had partial revenue for Sovereign Partners, LLC in 2005. The Company’s 2006 revenues are derived primarily from the sale of telecommunication services, internet access services, telecommunications-related hardware and services, satellite-based CATV access services, residential units, rental from commercial properties, fees from mortgage operations and construction management services. These revenues are recognized and recorded as services are performed and properties are sold or rented.

Operating Expenses

For the three months ended March 31, 2006 (restated) and 2005, operating expenses were $3,009,657 and $3,261,560 , respectively, a decrease of $251,903 . We attribute this decrease to reduced professional and consulting fees. During the three months ended March 31, 2006 (restated), operating expenses consisted primarily of professional and consulting fees of $681,200 , of which $319,780 were paid in stock, salaries and commissions of $918,659 of which $343,548 were paid in stock, and other general and administrative expenses of $894,183 . The general and administrative expenses consisted of bad debt related to Get-A-Phone of $306,815, rent expense of $115,203, insurance expense of $82,116 and numerous small expenses.

Net Loss

For the three months ended March 31, 2006 (restated), we had a net loss of $2,119,634 or $0.006 per share. In the comparable period of the prior year, we had a net loss of $1,260,603 or $0.006 per share. The increase in net loss period over period is directly attributable to decreased revenues in our Connect Paging, Inc. d/b/a Get A Phone subsidiary and reduced margins in our Sovereign Partners, LLC subsidiary. We are increasing our marketing efforts at Get a Phone in an attempt to stimulate sales and we anticipate our margins to increase at Sovereign Partners once our Millstone at Clear Creek project begins closing sales.

Liquidity

We have a minimum cash on hand to meet the current operational needs of the business. We are actively seeking additional sources of cash through additional financing and equity transactions in order to meet the short term cash needs of the business. If we are unsuccessful in these efforts, we may not be able fund the operational needs of the business through the remaining months of fiscal year 2006. Historically, we have funded our construction and telecommunication activities with internally generated cash flows, existing credit agreements, and equity financing. For the three months ended March 31, 2006 (restated) our operations used $3,001,082 of cash and at March 31, 2006 (restated) we had cash on hand of $447,363 . As we grow we expect operations to continually use cash since our construction projects use a large portion of operational cash which is provided by construction lines of credit. As construction projects are finished and sold the construction lines of credit are satisfied and the projects provide profit and long term liquidity. Operating, investing and financing activities used a total of $631,754 net cash in the Three Months ended March 31, 2006 (restated) compared to generating $596,363 of cash in the same period in 2005.

More liquidity information is available in the future obligation note below.

Cash Used in Operating Activities

During the three months ended March 31, 2006 (restated), our operations used cash of $3,001,082 compared to using $1,242,919 during the same period in 2005. For both the three months ended March 31, 2006 (restated) and March 31, 2005, the use of cash was a direct result of expanded construction projects. During the three months ended March 31, 2006 (restated), $137,343 of accreted interest expense was recorded in relation to our notes payable with beneficial conversion features; during the same period in 2005 we incurred accreted interest expense of $186,380 .

Cash Used in Investing Activities

During the three months ended March 31, 2006 (restated), we engaged in a significant amount of capital investment activity, primarily through the acquisition of business assets from other companies including the acquisition of notes receivable, payable by Gala Vu for $1,107,450. The total value of capital investments for the period used $1,166,410 compared to a net cash gain for the same period in 2005 of $957,505.

Cash Provided by Financing Activities

During the three months ended March 31, 2006 (restated), financing provided cash of $3,535,738 compared to $881,777 provided during the same period in 2005. The majority of our increased borrowings came from convertible loan agreements with ISP V, LLC and Thunderbird Management Limited Partnership. The balance of our increased borrowings came from debt collateralized by real estate and construction lines-of-credit.

Future Obligations

The following table sets forth contractual obligations as of March 31, 2006 (restated):

		2 Years		More than
Contractual Obligations	Total	or less	3-5 years	5 years
Land and construction loans	$35,426,111	$28,308,087	$2,296,574	$4,821,450
Related party debt	4,622,273	1,741,944	1,502,682	1,377,647
Notes payable, net of $129,492 debt discount	13,234,450	12,727,119	-	507,331

Total	$53,282,834	$42,777,150	$3,799,256	$6,706,428

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

Future Cash Flow

Our telecommunications subsidiary: Cardinal Broadband receives monthly recurring revenues provided by their subscriber base. The total costs associated with these subscribers has historically exceeded revenues, however we are striving to increase our subscriber base and lowering our costs in an attempt to generate excess cash flow. If we are unsuccessful at increasing our cash flow generated from this subsidiary our operations may be curtailed or ceased all together.

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

WE CAN ISSUE COMMON STOCK WITHOUT SHAREHOLDER APPROVAL THAT MAY CAUSE DILUTION TO EXISTING SHAREHOLDERS.

We have 800,000,000 authorized shares of common stock that can be issued by the Board of Directors. At March 31 2006, we had 142,667,477 shares of common stock available for issue. Under most circumstances the Board of Directors has the right to issue these shares.

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

We have incurred annual operating losses since our inception. As a result, at March 31, 2006 (restated), we had an accumulated deficit of $74,684,407. Our gross revenues for the three months ended March 31, 2006 (restated) and 2005, were $4,996,482 and $4,860,642 with losses from operations of $1,583,653 and $786,619 and net losses of $2,119,634 and $1,260,603 respectively.

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

Date: December 6, 2006	CARDINAL COMMUNICATIONS, INC.

	By:	/S/ Edouard A. Garneau
Edouard A. Garneau
Chief Executive Officer