Form 10KSB/A
period 2005-12-31
CARDINAL COMMUNICATIONS, INC
filed 2007-10-05
CIK 1035398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB Amendment Number 2

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 .

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________   To __________________

Commission file number    001-15383

Cardinal Communications, Inc.
(Name of small business issuer in its charter)

Nevada	91-2117796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 North Grant Street, Suite 230, Thornton Colorado	80241
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (303) 285-5379

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value
(Title of class)

_______________________
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No  ☒

EXPLANATORY NOTE

Cardinal Communications, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006 and our amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on December 1, 2006 (collectively the “Report”), for the purpose of improving our public disclosure including information that was to be furnished with our proxy materials sent to security holders of Cardinal Communications.

This report includes amendments to items:

Item 15 As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A under Item 15;

In the Notes to Consolidated Financial Statements for the years ended December 31, 2005 and 2004: Report of Independent Registered Public Accounting Firm and Note 3 Correction of an Error in Previously Issued Financial Statements;

To correct typographical errors and to make certain tabular changes in the Registrant’s consolidated financial statements and notes thereto; and

References to the location of the Company throughout this report have been updated to reflect the relocation of the Company’s headquarters to the offices of Cardinal Broadband, LLC at 12301 North Grant Street, Suite 230, Thornton, Colorado.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and does not purport to reflect any information or events subsequent to the filing thereof.

PART I

Item 1.  Description of Business

The Company

The Company was incorporated on November 1, 1996, under the name "Media Entertainment, Inc." In July 1999 the name was changed to "USURF America, Inc.", and in 2005 the name was changed to “Cardinal Communications, Inc.” Our headquarters are located at 12301 North Grant Street, Suite 230, Thornton, Colorado 80241; our telephone number is (303) 285-5379.

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

Executive Committee

Our Board of Directors created an executive committee to facilitate management between meetings of the full Board of Directors. The executive committee is composed of Ed Garneau, and Richard E. Wilson. Pursuant to our Bylaws, between meetings of the full Board of Directors, the executive committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Nevada law. Pursuant to the Bylaws of the executive committee, as adopted by the full Board of Directors, the executive committee has the authority to exercise all powers of the Board of Directors, except the power:

•	to declare dividends;

•	to sell or otherwise dispose of all or substantially all of our assets;

•	to recommend to our shareholders any action requiring their approval; and

•	to change the membership of any committee, fill the vacancies thereon or discharge any committee.

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

Audit Committee

The audit committee of our Board of Directors is now composed of Richard E. Wilson, Byron Young and Ed Garneau. Our Board of Directors has determined that the audit committee does not have a member with the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. The purposes of the audit committee are:

•	to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;

•	to oversee the independent auditors' qualifications and independence;

•	to oversee the performance of our independent auditors;

•	to oversee our systems of internal controls regarding finance,

•	accounting, legal compliance and ethics that management and the Board of Directors has established or will establish in the future;

•	to establish procedures for the receipt, retention and treatment of

•
complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•
to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the Board of Directors, always emphasizing that the independent auditors are accountable to the audit committee; and

•	to perform such other duties as are directed by the Board of Directors.

Compensation and Stock Committee

The compensation and stock committee is composed of Richard Wilson and Ed Garneau. The general purposes of the committee are:

•	to assist the Board of Directors in discharging the Board of Directors' responsibilities relating to compensation of the Company's executives;

•	to make recommendations to the Board of Directors with respect to all compensation plans, including equity-based plans for employees and Directors; and

•	to produce an annual report on executive compensation for inclusion in the Company's proxy statement, in accordance with applicable rules and regulations.

Nominating Committee

The nominating committee is composed of Jeffrey Fiebig and Richard Wilson. The general purposes of the committee are:

•
to assist the Board of Directors by identifying individuals qualified to become Board of Directors members, and to recommend to the Board of Directors the Director nominees for the next annual meeting of stockholders;

•	to develop and recommend to the Board of Directors the corporate governance guidelines applicable to the Company;

•	to lead the Board of Directors in its annual review of the Board of Directors' performance;

•	to conduct an annual assessment of each committee; and

•	to recommend to the Board of Directors Director nominees for each committee.

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

Compensation

		Annual Compensation					Long-term Compensation
Name and principal position	Year	Salary $		Bonus $	Other Annual Compensation $		Awards Restricted Stock Awards $	Securities Underlying options/SARs #	Payouts LTIP Payouts $	All Other Compensation

Edouard A. Garneau (a)	2005	$185,000	(1)		$76,800	(7)
Chief Executive Officer

David Weisman (b)	2005	$205,000	(2)
Former Chairman of
the Board and Former
Chief Executive Officer

Douglas McKinnon (c)	2005	$180,000
Former Chief Executive
Officer

Craig Cook	2005	$150,000	(3)
Chief Administrative
Officer

Jeffrey Fiebig	2005	$180,000	(4)
Director and President of
Sovereign Partners, LLC

Byron Young	2005	$120,000	(5)		$1,277
Director and President of
Connect Paging, Inc.

Terry Zinsli	2005	$150,000	(6)
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

October 5, 2007 (Date)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ EDOUARD A. GARNEAU	Director and Chairman of the Board	October 5, 2007
Richard E. Wilson

/s/ RONALD S. BASS	Secretary and Principal Accounting Officer	October 5, 2007
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
Thornton, Colorado

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

AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
MARCH 7, 2006, Except for Note 3 which is dated December 1, 2006

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

CARDINAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1. BUSINESS AND BACKGROUND

Overview of The Company’s Business

The Company was incorporated on November 1, 1996 in Nevada, under the name "Media Entertainment, Inc." In July, 1999 the name was changed to "USURF America, Inc.", and in 2005 the name was changed to “Cardinal Communications, Inc.” The Company’s headquarters are located in Thornton, Colorado. The Company includes Cardinal Broadband, Get-A-Phone, and Sovereign Partners, LLC.

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

	Real Estate	Communications	Corporate	Total

Revenue	$18,764,122	$7,100,273	$-	$25,864,395
Net Income (Loss)	(742,470)	(2,192,678)	(8,464,929)	(11,400,077)
Interest (Expense)	(394,200)	(774)	(230,599)	(625,573)
Depreciation and Amortization	394,938	447,986	669,992	1,512,916
Assets	50,174,270	2,753,152	8,738,268	61,665,690

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

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	Audited Adjustments	Restated Amounts for 2005

Revenues	$27,906,065	$(2,041,670)	$25,864,395
Cost of Sales	(20,815,656)	1,854,910	(18,960,746)
Gross Profit	7,090,409	(186,760)	6,903,649

Total operating (expenses)	16,469,751	201,212	16,670,963

Total other (expense)	(2,411,727)	0	(2,411,727)

(LOSS) BEFORE MINORITY INTEREST	(11,791,069)	(387,972)	(12,179,041)

(Income)/loss attributable to minority interest	565,792	213,172	778,964

NET (LOSS)	$(11,225,277)	$(174,800)	$(11,400,077)

Income/(loss) per common share, basic and diluted:

Net (loss) per common share	$(0.04)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	258,985,141	258,985,141	258,985,141

For the Year Ended December 31, 2005	As Reported in 2005 10-KSB	Audited Adjustments	Restated Amounts for 2005

ASSETS
Unchanged Assets	$15,168,501		$15,168,501
Real estate and land inventory	44,707,495	(70,966)	$44,636,529
Deferred costs of goods sold	0	1,860,660	1,860,660

Total Assets	$59,875,996	$1,789,694	$61,665,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Unchanged Liabilities	$53,127,650	$0	$53,127,650
Accrued expenses and other liabilities	3,843,132	135,996	3,979,128
Deferred revenue	614,350	2,041,670	2,656,020

Total Liabilities	57,585,132	2,177,666	59,762,798

Commitments and Contingencies
Stock Committed	2,804,837	0	2,804,837
Minority Interest	2,542,406	(213,172)	2,329,234

Stockholders' equity (deficit):
Unchanged Equity	69,333,594	0	69,333,594
Accumulated (deficit)	(72,389,973)	(174,800)	(72,564,773)

Total Stockholders' Equity (Deficit)	(3,056,379)	(174,800)	(3,231,179)

Total Liabilities and Stockholders' Equity (Deficit)	$59,875,996	$1,789,694	$61,665,690

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

5.   DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses consisted of the following at December 31, 2005:

Deposits	$193,433
Prepaid expenses	139,527
Escrow deposits	437,507
Other	59,154

Total deposits and prepaid expenses	$829,621

6. PROPERTY AND EQUIPMENT

Classifications of property and equipment and accumulated depreciation were as follows at December 31, 2005:

Airplane and vehicles	$605,012
Furniture	81,988
Data Hardware	105,791
Equipment	1,773,894
Leasehold improvements	63,106
Buildings and developments properties	2,414,762
Rental real estate	423,278
5,467,831
Less accumulated depreciation	(2,431,656)
Total property and equipment	$3,036,175

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

	2005
		January 1 to
	2005	February 18	Proforma	Proforma
	Cardinal	Sovereign	Adjustments	Combined

Revenues	$27,906,065	$3,240,113	$-	$31,146,178

Expenses
Costs of Sales	20,815,656	2,852,894		23,668,550
Depreciation and amortization	1,512,916	37,842		1,550,758
General and administrative	14,956,836	647,051	4,375	15,608,262
Total Expenses	37,285,408	3,537,787	4,375	40,827,570

Operating (loss)	(9,379,343)	(297,674)	(4,375)	(9,681,392)
Other (expense)	(2,411,727)	(59,319)		(2,471,046)

Net (loss) before minority interest	$(11,791,070)	$(356,993)	$(4,375)	$(12,152,438)

Net (loss) per common share before minority interest	(0.05)			(0.05)
Weighted average shares outstanding	258,985,141			258,985,141

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